Form 10-Q
period 2019-06-30
Adaptive Biotechnologies Corp
filed 2019-08-13
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-38957

ADAPTIVE BIOTECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Washington	27-0907024
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1551 Eastlake Avenue East, Suite 200 Seattle, Washington	98102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 659-0067

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ADPT	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2019, the registrant had 124,287,992 shares of common stock, $0.0001 par value per share, outstanding.

Adaptive Biotechnologies Corporation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements contained in this report other than statements of historical fact are forward-looking statements, including statements regarding our ability to develop, commercialize and achieve market acceptance of our current and planned products and services, our research and development efforts, and other matters regarding our business strategies, use of capital, results of operations and financial position, and plans and objectives for future operations.  In some cases, you can identify forward-looking statements by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and other factors are described under “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in other documents we file with the Securities and Exchange Commission from time to time. We caution you that forward-looking statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.  As a result, the forward-looking statements may not prove to be accurate. The forward-looking statements in this report represent our views as of the date of this report. We undertake no obligation to update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our” and similar references refer to Adaptive Biotechnologies Corporation.

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$48,458	$55,030
Short-term marketable securities	374,543	109,988
Accounts receivable, net	7,252	4,807
Inventory	8,004	7,838
Prepaid expenses and other current assets	4,044	3,055
Total current assets	442,301	180,718
Long-term assets
Property and equipment, net	22,298	19,125
Restricted cash and other assets	5,040	247
Intangible assets, net	12,784	13,626
Goodwill	118,972	118,972
Total assets	$601,395	$332,688
Liabilities, convertible preferred stock and shareholders’ deficit
Current liabilities
Accounts payable	$2,944	$1,793
Accrued liabilities	5,019	2,562
Accrued compensation and benefits	4,429	4,641
Current portion of deferred rent	1,276	1,109
Current deferred revenue	61,194	12,695
Total current liabilities	74,862	22,800
Long-term liabilities
Convertible preferred stock warrant liability	2,602	336
Deferred rent liability, less current portion	5,455	6,102
Deferred revenue, less current portion	240,919	704
Total liabilities	323,838	29,942
Commitments and contingencies (Note 8)
Convertible preferred stock: $0.0001 par value, 93,762,517 shares authorized at June 30, 2019 and December 31, 2018, respectively; 93,039,737 and 92,790,094 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $574,374 and $572,866 at June 30, 2019 and December 31, 2018, respectively	561,931	560,858
Shareholders’ deficit
Common stock: $0.0001 par value, 131,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 13,725,381 and 12,841,536 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	46,160	37,902
Accumulated other comprehensive gain (loss)	382	(107)
Accumulated deficit	(330,917)	(295,908)
Total shareholders’ deficit	(284,374)	(258,112)
Total liabilities, convertible preferred stock and shareholders’ deficit	$601,395	$332,688

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Revenue
Sequencing revenue	$11,865	$8,281	$17,948	$14,061
Development revenue	10,273	3,287	16,856	7,222
Total revenue	22,138	11,568	34,804	21,283
Operating expenses
Cost of revenue	5,734	5,044	10,722	9,033
Research and development	16,527	9,452	29,010	18,307
Sales and marketing	8,897	5,329	16,714	10,376
General and administrative	6,662	4,632	13,666	9,175
Amortization of intangible assets	423	424	842	843
Total operating expenses	38,243	24,881	70,954	47,734
Loss from operations	(16,105)	(13,313)	(36,150)	(26,451)
Interest and other income, net	446	820	2,105	1,567
Net loss	(15,659)	(12,493)	(34,045)	(24,884)
Fair value adjustment to Series E-1 convertible preferred stock options	(710)	(2)	(964)	2
Net loss attributable to common shareholders	$(16,369)	$(12,495)	$(35,009)	$(24,882)
Net loss per share attributable to common shareholders, basic and diluted	$(1.23)	$(1.01)	$(2.68)	$(2.02)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	13,279,324	12,385,888	13,074,692	12,334,227

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Net loss	$(15,659)	$(12,493)	$(34,045)	$(24,884)
Change in unrealized gain (loss) on investments	290	43	489	(74)
Comprehensive loss	$(15,369)	$(12,450)	$(33,556)	$(24,958)

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Convertible Preferred Stock and Shareholders’ Deficit

(in thousands, except share amounts)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	capital	(loss) income	deficit	deficit
Balance as of March 31, 2018 (unaudited)	92,745,734	$561,396	12,301,844	$1	$28,620	$(283)	$(261,950)	$(233,612)
Issuance of common stock for cash upon exercise of stock options (unaudited)	—	—	245,000	—	415	—	—	415
Issuance of Series E-1 convertible preferred stock for cash upon exercise of Series E-1 convertible preferred stock options at fair value (unaudited)	44,360	35	—	—	—	—	—	—
Vested Series E-1 convertible preferred stock option forfeitures (unaudited)	—	(767)	—	—	476	—	291	767
Series E-1 convertible preferred stock option share-based compensation (unaudited)	—	—	—	—	1	—	—	1
Adjustment to redemption value for vested Series E-1 convertible preferred stock options (unaudited)	—	1	—	—	(1)	—	—	(1)
Change in redemption value for vested Series E-1 convertible preferred stock options (unaudited)	—	2	—	—	—	—	(2)	(2)
Common stock option share-based compensation (unaudited)	—	—	—	—	2,447	—	—	2,447
Other comprehensive income (unaudited)	—	—	—	—	—	43	—	43
Net loss (unaudited)	—	—	—	—	—	—	(12,493)	(12,493)
Balance as of June 30, 2018 (unaudited)	92,790,094	$560,667	12,546,844	$1	$31,958	$(240)	$(274,154)	$(242,435)

Balance as of March 31, 2019 (unaudited)	93,023,694	$561,210	12,930,536	$1	$40,981	$92	$(314,548)	$(273,474)
Issuance of common stock for cash upon exercise of stock options (unaudited)	—	—	794,845	—	1,847	—	—	1,847
Issuance of Series E-1 convertible preferred stock for cash upon exercise of Series E-1 convertible preferred stock options at fair value (unaudited)	16,043	11	—	—	—	—	—	—
Change in redemption value for vested Series E-1 convertible preferred stock options (unaudited)	—	710	—	—	—	—	(710)	(710)
Common stock option share-based compensation (unaudited)	—	—	—	—	3,332	—	—	3,332
Other comprehensive income (unaudited)	—	—	—	—	—	290	—	290
Net loss (unaudited)	—	—	—	—	—	—	(15,659)	(15,659)
Balance as of June 30, 2019 (unaudited)	93,039,737	$561,931	13,725,381	$1	$46,160	$382	$(330,917)	$(284,374)

Adaptive Biotechnologies Corporation

Condensed Statements of Convertible Preferred Stock and Shareholders’ Deficit (Continued)

(in thousands, except share amounts)

Balance as of December 31, 2017	92,656,029	$561,333	12,208,731	$1	$24,972	$(166)	$(249,423)	$(224,616)
Adjustments to accumulated deficit for adoption of guidance on accounting for share-based payment transactions (unaudited)	—	—	—	—	140	—	(140)	—
Issuance of common stock for cash upon exercise of stock options (unaudited)	—	—	338,113	—	823	—	—	823
Issuance of Series E-1 convertible preferred stock for cash upon exercise of Series E-1 convertible preferred stock options at fair value (unaudited)	134,065	100	—	—	—	—	—	—
Vested Series E-1 convertible preferred stock option forfeitures (unaudited)	—	(767)	—	—	476	—	291	767
Series E-1 convertible preferred stock option share-based compensation (unaudited)	—	—	—	—	3	—	—	3
Adjustment to redemption value for vested Series E-1 convertible preferred stock options (unaudited)	—	3	—	—	(3)	—	—	(3)
Change in redemption value for vested Series E-1 convertible preferred stock options (unaudited)	—	(2)	—	—	—	—	2	2
Common stock option share-based compensation (unaudited)	—	—	—	—	5,547	—	—	5,547
Other comprehensive loss (unaudited)	—	—	—	—	—	(74)	—	(74)
Net loss (unaudited)	—	—	—	—	—	—	(24,884)	(24,884)
Balance as of June 30, 2018 (unaudited)	92,790,094	$560,667	12,546,844	$1	$31,958	$(240)	$(274,154)	$(242,435)

Balance as of December 31, 2018	92,790,094	$560,858	12,841,536	$1	$37,902	$(107)	$(295,908)	$(258,112)
Issuance of common stock for cash upon exercise of stock options (unaudited)	—	—	883,845	—	1,880	—	—	1,880
Issuance of Series E-1 convertible preferred stock for cash upon exercise of Series E-1 convertible preferred stock options at fair value (unaudited)	249,643	109	—	—	—	—	—	—
Change in redemption value for vested Series E-1 convertible preferred stock options (unaudited)	—	964	—	—	—	—	(964)	(964)
Common stock option share-based compensation (unaudited)	—	—	—	—	6,378	—	—	6,378
Other comprehensive income (unaudited)	—	—	—	—	—	489	—	489
Net loss (unaudited)	—	—	—	—	—	—	(34,045)	(34,045)
Balance as of June 30, 2019 (unaudited)	93,039,737	$561,931	13,725,381	$1	$46,160	$382	$(330,917)	$(284,374)

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Operating activities
Net loss	$(34,045)	$(24,884)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	2,811	2,099
Share-based compensation expense	6,378	5,550
Intangible assets amortization	842	843
Investment amortization	(1,896)	(459)
Gain on equipment disposals	(79)	(41)
Fair value adjustment of convertible preferred stock warrant	2,266	—
Other	1	3
Changes in operating assets and liabilities:
Accounts receivable, net	(2,445)	1,165
Inventory	(166)	(2,921)
Prepaid expenses and other current assets	(883)	(364)
Accounts payable and accrued liabilities	1,314	(1,013)
Deferred rent	(480)	(359)
Deferred revenue	288,714	5,425
Other	1	(207)
Net cash provided by (used in) operating activities	262,333	(15,163)
Investing activities
Purchases of property and equipment	(5,354)	(1,614)
Proceeds from sales of equipment	—	19
Purchases of marketable securities	(358,671)	(110,947)
Proceeds from maturities of marketable securities	96,500	80,516
Net cash used in investing activities	(267,525)	(32,026)
Financing activities
Proceeds from exercise of stock options	1,989	923
Payment of deferred initial public offering costs	(3,360)	—
Other	(9)	(10)
Net cash (used in) provided by financing activities	(1,380)	913
Net decrease in cash, cash equivalents and restricted cash	(6,572)	(46,276)
Cash, cash equivalents and restricted cash at beginning of year	55,091	85,366
Cash, cash equivalents and restricted cash at end of period	$48,519	$39,090
Noncash investing and financing activities
Purchases of equipment included in accounts payable and accrued liabilities	$1,490	$535
Deferred offering costs included in accounts payable and accrued expenses	$1,433	$—

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements

1.	Organization and Description of Business

Adaptive Biotechnologies Corporation (“we,” “us” or “our”) is a commercial-stage company advancing the field of immune-driven medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform is the foundation for our expanding suite of products and services. The cornerstone of our immune medicine platform and core immunosequencing product, immunoSEQ, serves as our underlying research and development engine and generates revenue from academic and biopharmaceutical customers. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration (“FDA”) for the detection and monitoring of minimal residual disease (“MRD”) in patients with select blood cancers.

We were incorporated in the State of Washington on September 8, 2009 under the name Adaptive TCR Corporation. On December 21, 2011, we changed our name to Adaptive Biotechnologies Corporation. We are headquartered in Seattle, Washington.

Initial Public Offering

Our registration statement on Form S-1 related to our initial public offering (“IPO”) was declared effective on June 26, 2019, and our common stock began trading on the Nasdaq Global Select Market on June 27, 2019. On July 1, 2019, we completed our IPO in which we issued and sold 17,250,000 shares of common stock, including shares issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $20.00. We received approximately $316.0 million in net proceeds, after deducting underwriting discounts and commission of approximately $24.2 million and offering expenses of approximately $4.8 million.

Immediately prior to the completion of our IPO on July 1, 2019, 93,039,737 shares of convertible preferred stock then outstanding converted into an equivalent number of shares of common stock. On July 1, 2019, in connection with the closing of our IPO, our amended and restated articles of incorporation, as filed with the Secretary of State of the State of Washington, and our amended and restated bylaws became effective. Also on July 1, 2019, we adopted a new equity incentive plan (“2019 Plan”), establishing an initial reserve of 15,519,170 shares under the 2019 Plan.

The condensed financial statements as of June 30, 2019, including share and per share amounts, do not give effect to our IPO as it closed subsequent to June 30, 2019.
2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, share-based compensation including the fair value of stock, and the provision for income taxes, including related reserves, and goodwill, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

Unaudited Interim Condensed Financial Statements

In our opinion, the accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information. These unaudited condensed financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying condensed financial statements should be read in conjunction with our audited financial statements and notes included in our prospectus dated June 26, 2019 filed with the Securities and Exchange Commission (“SEC”) on June 27, 2019 in connection with our IPO (“Prospectus”).

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value. Cash equivalents include only securities having an original maturity of three months or less at the time of purchase. We limit our credit risk associated with cash and cash equivalents by placing our investments with banks that we believe are highly creditworthy and with highly rated money market funds. Cash and cash equivalents primarily consist of bank deposits and investments in money market funds, as well as highly liquid U.S. government debt and agency securities and commercial paper with original maturities of three months or less.

Concentrations of Risk

We are subject to a concentration of risk from a limited number of suppliers, or in some cases, single suppliers for some of our laboratory instruments and materials. This risk is managed by targeting a quantity of surplus stock.

Cash, cash equivalents and marketable securities are financial instruments that potentially subject us to concentrations of credit risk. We invest in money market funds, U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds with high-quality accredited financial institutions.

Significant customers are those which represent more than 10% of our total revenue or accounts receivable balance at each respective balance sheet date. Revenue from these customers reflects their purchase of our products and services and we do not believe their loss would have a material adverse effect on our business.

For each significant customer, revenue as a percentage of total revenue and accounts receivable, net as a percentage of total accounts receivable, net were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
	(unaudited)				(unaudited)
Customer A	12.7%	25.5%	*%	26.4%	32.7%	*%
Customer B	*	11.0	*	*	*	15.1
Customer C	*	*	*	*	*	13.2
Genentech, Inc.	40.0	*	43.6	*	*	*

* less than 10%

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, for all revenue-generating contracts, we perform the following steps to determine the amount of revenue to be recognized: (i) identify the contract or contracts; (ii) determine whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations based on estimated selling prices; and (v) recognize revenue when (or as) we satisfy each performance obligation. The following is a summary of the application of the respective model to each of our revenue classifications.

Overview

Our revenue is generated from immunosequencing (“sequencing”) products and services (“sequencing revenue”) and from regulatory or development support services leveraging our immune medicine platform (“development revenue”). When revenue generating contracts have elements of both sequencing revenue and development revenue, we allocate revenue based on the nature of the performance obligation and the allocated transaction price.

Sequencing Revenue

Sequencing revenue reflects the amounts generated from providing sequencing services and testing through our immunoSEQ and clonoSEQ products and services to our research and clinical customers, respectively.

For research customers, contracts typically include an amount billed in advance of services (“upfront”), and subsequent billings as sample results are delivered to the customer. Upfront amounts received are recorded as deferred revenue, which we recognize as revenue upon satisfaction of performance obligations. We have identified two typical performance obligations under the terms of our

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

research service contracts: sequencing services and related data analysis. We recognize revenue for both identified performance obligations as sample results are delivered to the customer.

For other research customers who choose to purchase a research use only kit, the kits are sold on a price per kit basis with amounts payable upon delivery of the kit. Payments received are recorded as deferred revenue. For these customers, we have identified one performance obligation: the delivery of sample results. We recognize revenue as the results are delivered to the customer based on a proportion of the estimated samples that can be reported on for each kit.

For clinical customers, we derive revenues from providing our clonoSEQ test report to ordering physicians, and we bill and receive payments from commercial third-party payors and medical institutions. In these transactions, we have identified one performance obligation: the delivery of a clonoSEQ report. As payment from the respective payors may vary based on the various reimbursement rates and patient responsibilities, we consider the transaction price to be variable and record an estimate of the transaction price, subject to the constraint for variable consideration, as revenue at the time of delivery. The estimate of transaction price is based on historical reimbursement rates with the various payors, which are monitored in subsequent periods and adjusted as necessary based on actual collection experience.

In January 2019, clonoSEQ received Medicare coverage aligned with the FDA label and National Comprehensive Cancer Network (“NCCN”) guidelines for longitudinal monitoring in multiple myeloma (“MM”) and B cell acute lymphoblastic leukemia (“ALL”). We bill Medicare for an episode of treatment when we deliver the first eligible test results. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue is recognized at the time the initial billable test result is delivered and is based upon cumulative tests delivered to date. For the three and six months ended June 30, 2019, we recognized $0.3 million and $0.8 million relating to the coverage policy, respectively; $0.1 million and $0.4 million of this revenue was related to tests delivered in periods prior to the three and six months ended June 30, 2019, respectively. Any unrecognized revenue from the initial billable test is recorded as deferred revenue, and is recognized as we deliver the remaining tests in a patient’s treatment cycle.

Development Revenue

We derive revenue by providing services through development agreements to biopharmaceutical customers who seek access to our immune medicine platform technologies. We generate revenues from the delivery of professional support activities pertaining to the use of our proprietary immunoSEQ and clonoSEQ services in the development of the respective customers’ initiatives. The transaction price for these contracts may consist of a combination of non-refundable upfront fees, separately priced sequencing fees, progress based milestones and regulatory milestones. The development agreements may include single or multiple performance obligations depending on the contract. For certain contracts, we may perform services to support the biopharmaceutical customers’ regulatory submission as part of their registrational trials. These services include regulatory support pertaining to our technology intended to be utilized as part of the submission, development of analytical plans for our sequencing data, participation on joint research committees and assistance in completing a regulatory submission. Generally, these services are not distinct within the context of the contract, and they are accounted for as a single performance obligation.

When sequencing services are separately priced customer options, we assess if a material right exists and, if not, the customer option to purchase additional sequencing services is not considered part of the contract. Except for any non-refundable upfront fees, the other forms of compensation represent variable consideration. Variable consideration related to progress based and regulatory milestones is estimated using the most likely amount method where variable consideration is constrained until it is probable that a significant reversal of cumulative revenue recognized will not occur. Progress milestones such as the first sample result delivered or final patient enrollment in a customer trial are customer dependent and are included in the transaction price when the respective milestone is probable of occurring. Milestone payments that are not within our customers’ control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Determining whether regulatory milestone payments are probable is an area that requires significant judgment. In making this assessment, we evaluate the scientific, clinical, regulatory and other risks that must be managed, as well as the level of effort and investment required to achieve the respective milestone.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

The primary method used to estimate standalone selling price for performance obligations is the adjusted market assessment approach. Using this approach, we evaluate the market in which we sell our services and estimate the price that a customer in that market would be willing to pay for our services. We recognize revenue using either an input or output measure of progress that faithfully depicts performance on a contract, depending on the contract. The measure used is dependent on the nature of the service to be provided in each contract. Selecting the measure of progress and estimating progress to date requires significant judgment.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the anticipated sale of our common stock in the IPO, including the legal, accounting, printing and other IPO-related costs. Deferred offering costs of $4.8 million are capitalized and classified within restricted cash and other assets on the condensed balance sheet as of June 30, 2019.

Net Loss Per Share Attributable to Common Shareholders

We calculate our basic and diluted net loss per share attributable to common shareholders in conformity with the two-class method required for companies with participating securities. We consider our convertible preferred stock to be participating securities. In the event a dividend is declared or paid on common stock, holders of convertible preferred stock are entitled to a share of such dividend in proportion to the holders of common stock on an as-if converted basis. Under the two-class method, basic net loss per share attributable to common shareholders is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Net loss attributable to common shareholders is determined by allocating undistributed earnings between common and preferred shareholders. The diluted net loss per share attributable to common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. The net loss attributable to common shareholders was not allocated to the convertible preferred stock under the two-class method as the convertible preferred stock does not have a contractual obligation to share in our losses. For purposes of this calculation, convertible preferred stock, stock options and warrants to purchase common stock or convertible preferred stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common shareholders as their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718), intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. This guidance also allowed for an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. We adopted this guidance as of January 1, 2018 and elected to account for forfeitures as they occur. We utilized a modified retrospective transition method, recorded the cumulative impact of applying this guidance, and recognized a cumulative increase to additional paid-in capital and an increase to accumulated deficit of $0.1 million.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, intended to simplify the goodwill impairment test. Under the new guidance, goodwill impairment is measured by the amount by which the carrying value of a reporting unit exceeds its fair value, without exceeding the carrying amount of goodwill allocated to that reporting unit. This guidance is effective January 1, 2022 and is required to be adopted on a prospective basis, with early adoption permitted. We adopted this guidance as of January 1, 2018 and the adoption did not have any impact on our financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for us beginning in 2019, with early adoption permitted. We adopted the guidance effective January 1, 2019 and the adoption did not have any impact on our financial statements.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets and disclosing key information about leasing arrangements. This guidance is effective for us in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Although we are currently evaluating the impact that adopting this guidance will have on our financial statements, we believe the most significant changes will be related to the recognition of the right-of-use assets and related lease liabilities related to our operating leases on the balance sheets.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The guidance is effective for us beginning in 2020, with early adoption permitted. Although we are currently evaluating the impact that adopting this guidance prospectively will have on our financial statements, we do not expect the adoption to have a material impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other: Internal-Use Software (Subtopic 350-40), to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement. This guidance is effective for fiscal years beginning after December 15, 2019 and early adoption of the amendments in this update are permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.
3.	Revenue

Translational Development Agreements

On December 18, 2015, we entered into a translational development agreement with a biopharmaceutical customer for access to certain of our oncology immunosequencing research datasets, including full-time employee support, to accelerate the customer’s preclinical, nonclinical and clinical trial testing. Under the initial terms of the agreement we could be entitled to up to $40.0 million over a period of four years which does not include any separately negotiated research sequencing contracts. If the biopharmaceutical customer terminates the agreement prior to the end of the initial four-year research term for any reason other than a material uncured breach by us, then the biopharmaceutical partner has agreed to pay us $0.8 million. In May 2019, the agreement was subsequently amended to reduce the services provided, which in turn reduced the fourth year of eligible payments to $2.3 million.

We identified one performance obligation under this agreement, as the services were determined to be highly interrelated. We determined that any separately negotiated sequencing contracts are not performance obligations under the contract, as the contract did not contain any material rights related to such sequencing contracts. For the identified performance obligation, we assessed the work to be performed over the duration of the contract and determined that it is a consistent level of support throughout the period, and therefore revenue has been recognized straight-line over the contract term.

Revenue recognized from this translational development agreement, excluding separately negotiated research sequencing contracts, was $1.1 million and $2.5 million in the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $5.0 million in the six months ended June 30, 2019 and 2018, respectively.

In 2017, we entered into an agreement with a customer to provide services to accelerate its research initiatives. We identified one performance obligation under the agreement, as the services were determined to be highly interrelated. We determined that any separately negotiated sequencing contracts are not performance obligations under the contract, as the contract did not contain any material rights related to such sequencing contracts. Revenue recognized from this agreement, excluding sequencing revenue, was $0.1 million and $0.2 million in the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.3 million in the six months ended June 30, 2019 and 2018, respectively.

MRD Development Agreements

In 2017 and 2018, we entered into agreements with biopharmaceutical customers to further develop and commercialize clonoSEQ and the biopharmaceutical customers’ therapeutics. Under each of the agreements, we received or will receive non-refundable upfront payments and could receive substantial additional payments upon reaching certain progress milestones or achievement of certain regulatory milestones pertaining to the customers’ therapeutic and our clonoSEQ test.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

Under the contracts, we identify performance obligations, which may include: (i) obligations to provide services supporting the customer’s regulatory submission activities as they relate to our clonoSEQ test; and (ii) sequencing services for customer-provided samples for their regulatory submissions. The transaction price allocated to the respective performance obligations is estimated using an adjusted market assessment approach for the regulatory support services and a standalone selling price for the estimated immunosequencing services. At contract inception we fully constrained any consideration related to the regulatory milestones, as the achievement of such milestones is subject to third-party regulatory approval and the customers’ own submission decision-making. We recognize revenue relating to the sequencing services over time using an output method based on the proportion of sample results delivered relative to the total amount of sample results expected to be delivered and when expected to be a faithful depiction of progress. We use the same method to recognize the regulatory support services. When an output method based on the proportion of sample results delivered is not expected to be a faithful depiction of progress, we utilize an input method based on estimates of effort completed using a cost-based model.

We recognized $0.5 million and $0.6 million in development revenue related to these contracts in the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $1.9 million in the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, in future periods we could receive up to an additional $115.0 million in milestone payments if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our clonoSEQ test.

Genentech Collaboration Agreement

In December 2018, we entered into a worldwide collaboration and license agreement (“Genentech Agreement”) with Genentech, Inc. (“Genentech”) to leverage our capability to develop cellular therapies in oncology. Subsequent to receipt of regulatory approval in January 2019, we received a non-refundable upfront payment of $300.0 million in February 2019 and may be eligible to receive more than $1.8 billion over time, including payments of up to $75.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones and up to $1,430.0 million upon the achievement of specified commercial milestones. In addition, we are separately able to receive tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of products arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. Under the agreement, we are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use T cell receptors (“TCRs”) screened by our immune medicine platform to engineer and manufacture cellular medicines:

•	Shared Products. The shared products will use “off-the-shelf” TCRs identified against cancer antigens shared among patients (“Shared Products”).
•	Personalized Product. The personalized product will use patient-specific TCRs identified by real-time screening of TCRs against cancer antigens in each patient (“Personalized Product”).

Under the terms of the agreement, we granted Genentech exclusive worldwide licenses to develop and commercialize TCR-based cellular therapies in the field of oncology, including licenses to existing shared antigen data packages. Additionally, Genentech has the right to determine which product candidates to further develop for commercialization purposes. We determined that this arrangement meets the criteria set forth in ASC Topic 808, Collaborative Arrangements (“ASC 808”), because both parties are active participants in the activity and are exposed to significant risks and rewards depending on the activity’s commercial failure or success. Because ASC 808 does not provide guidance on how to account for the activities under a collaborative arrangement, we applied the guidance in ASC 606 to account for the activities related to the Genentech collaboration.

In applying ASC 606, we identified the following performance obligations at the inception of the agreement:

1.	License to utilize on an exclusive basis all TCR-specific platform intellectual property to develop and commercialize any licensed products in the field of oncology.
2.	License to utilize all data and information within each shared antigen data package and any other know-how disclosed by us to Genentech in oncology.
3.	License to utilize all private antigen TCR product data in connection with research and development activities in the field of use.
4.	License to existing shared antigen data packages.
5.	Research and development services for shared product development including expansion of shared antigen data packages.
6.	Research and development services for private product development.
7.	Obligations to participate on various joint research, development and project committees.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

We determined that none of the licenses, research and development services or obligations to participate on various committees were distinct within the context of the contract given such rights and activities were highly interrelated and there was substantial additional research and development to further develop the licenses. We considered factors such as the stage of development of the respective existing antigen data packages, the subsequent development that would be required to both identify and submit a potential target for investigational new drug acceptance under both product pathways and the variability in research and development pathways given Genentech’s control of product commercialization. Specifically, under the agreement, Genentech is not required to pursue development or commercialization activities pertaining to both product pathways and may choose to proceed with one or the other as opposed to both. Accordingly, we determined that all of the identified performance obligations were attributable to one general performance obligation, which is to further the development of our TCR-specific platform, including data packages, and continue to make our TCR identification process available to Genentech to pursue either product pathway.

Separately, we have a responsibility to Genentech to enter into a supply and manufacturing agreement for patient specific TCRs as it pertains to any Personalized Product therapeutic. We determined this was an option right of Genentech should they pursue commercialization of a Personalized Product therapy. Because of the uncertainty as a result of the early stage of development, the novel approach of our collaboration with Genentech and our rights to future commercial milestones and royalty payments, we determined that this option right was not a material right that should be accounted for at inception. As such, we will account for the supply and manufacturing agreement when entered into between the parties.

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment as all potential regulatory and development milestone payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of June 30, 2019. We excluded the commercial milestones and potential royalties from the transaction price as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

As there are potential substantive developments necessary, which Genentech may be able to direct, we determined that we would apply a proportional performance model to recognize revenue for our performance obligation. We measure proportional performance using an input method based on costs incurred relative to the total estimated costs of research and development efforts to pursue both the Shared Product and Personalized Product pathways. We currently expect to recognize the revenue over a period of approximately seven to eight years from the effective date. This estimate of the research and development period considers pursuit options of development activities supporting both the Shared Product and the Personalized Product, but may be reduced or increased based on the various activities as directed by the joint committees, decisions made by Genentech, regulatory feedback or other factors not currently known.

We recognized revenue of approximately $8.5 million and $14.8 million for the three and six months ended June 30, 2019, respectively, related to the Genentech collaboration. Costs related to the Genentech collaboration are included in research and development expenses.

4.	Fair Value Measurements

The following table sets forth the fair value of financial assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(unaudited)
Financial assets
Money market funds	$35,695	$—	$—	$35,695
Commercial paper	—	88,161	—	88,161
U.S. government debt and agency securities	—	273,713	—	273,713
Corporate bonds	—	22,661	—	22,661
Total financial assets	$35,695	$384,535	$—	$420,230
Financial liabilities
Convertible preferred stock warrant liability	$—	$—	$2,602	$2,602
Total financial liabilities	$—	$—	$2,602	$2,602

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$45,998	$—	$—	$45,998
Commercial paper	—	16,887	—	16,887
U.S. government debt and agency securities	—	85,623	—	85,623
Corporate bonds	—	7,478	—	7,478
Total financial assets	$45,998	$109,988	$—	$155,986
Financial liabilities
Convertible preferred stock warrant liability	$—	$—	$336	$336
Total financial liabilities	$—	$—	$336	$336

Level 1 securities include highly liquid money market funds, which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds, and are valued based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Of the Level 2 commercial paper and U.S. government debt and agency securities balances, $6.0 million and $4.0 million, respectively, is recorded as cash and cash equivalents. Level 3 liabilities that are measured at fair value on a recurring basis consist of a convertible preferred stock warrant liability. During the six months ended June 30, 2019, we recognized $2.3 million of expense related to the revaluation of the convertible preferred stock warrant liability in interest and other income, net.

The fair value of the convertible preferred stock warrant liability is estimated using the Black-Scholes option-pricing model. Certain inputs were utilized in the option-pricing model as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Fair value estimate	$48.30	$8.27
Expected term (in years)	1.81	2.31
Risk-free interest rate	1.8%	2.5%
Expected volatility	61.1%	55.3%
Expected dividend yield	—	—

5.	Investments

Available-for-sale investments consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(unaudited)
Short-term marketable securities
Commercial paper	$82,165	$—	$—	$82,165
U.S. government debt and agency securities	269,366	351	(1)	269,716
Corporate bonds	22,630	32	—	22,662
Total short-term marketable securities	$374,161	$383	$(1)	$374,543

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$16,887	$—	$—	$16,887
U.S. government debt and agency securities	85,722	—	(99)	85,623
Corporate bonds	7,486	—	(8)	7,478
Total short-term marketable securities	$110,095	$—	$(107)	$109,988

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

The following table presents the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position, as of June 30, 2019 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Short-term marketable securities
U.S. government debt and agency securities	$—	$—	$4,997	$(1)
Total short-term marketable securities	$—	$—	$4,997	$(1)

We evaluated our securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell the securities, and we do not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2019.

All the corporate debt, U.S. government and agency securities and commercial paper have an effective maturity date of less than one year.

6.	Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of the dates presented consisted of the following (in thousands):

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Acquired developed technology	$20,000	$(7,462)	$12,538
Purchased intellectual property	325	(79)	246
Balance at June 30, 2019	$20,325	$(7,541)	$12,784

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(6,636)	$13,364
Purchased intellectual property	325	(63)	262
Balance at December 31, 2018	$20,325	$(6,699)	$13,626

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. (“Sequenta”) in 2015. The remaining balance of the acquired technology and the purchased intellectual property is expected to be amortized over the next approximately 7.5 years.

As of June 30, 2019, expected future amortization expense for intangible assets was as follows (in thousands) (unaudited):

2019	$856
2020	1,698
2021	1,698
2022	1,698
2023	1,698
Thereafter	5,136
Total future amortization expense	$12,784

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

7.	Deferred Revenue

Deferred revenue by revenue classification was as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Current deferred revenue
Sequencing	$14,616	$11,238
Development	46,578	1,457
Total current deferred revenue	61,194	12,695
Non-current deferred revenue
Sequencing	493	516
Development	240,426	188
Total non-current deferred revenue	240,919	704
Total current and non-current deferred revenue	$302,113	$13,399

Genentech deferred revenue represents $45.0 million and $240.2 million of the current and non-current development deferred revenue balances, respectively, at June 30, 2019. In general, the current amounts will be recognized as revenue within 12 months and the long-term amounts will be recognized as revenue over a period of approximately seven to eight years. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on the various development activities.

Changes in deferred revenue during the six months ended June 30, 2019 were as follows (in thousands):

Deferred revenue balance at December 31, 2018	$13,399
Additions to deferred revenue during the period (unaudited)	308,055
Revenue recognized during the period (unaudited)	(19,341)
Deferred revenue balance at June 30, 2019 (unaudited)	$302,113

As of June 30, 2019, $4.4 million was recognized that was included in the deferred revenue balance at December 31, 2018. As a result of cancelled customer sequencing contracts, we recognized $0.8 million of sequencing revenue during the six months ended June 30, 2019.

8.	Commitments and Contingencies

Operating Leases

We have entered into various non-cancelable lease agreements for our office and laboratory spaces.

In July 2011, we entered into a non-cancelable lease agreement with a minority shareholder for laboratory and office space in Seattle, Washington. The lease terms were subsequently amended multiple times, most recently in June 2016. The lease terminates in June 2023. The lease also requires us to pay additional amounts for operating and maintenance expenses.

In October 2016, we entered into an agreement to sublease certain laboratory and office space in South San Francisco, California. The lease commenced in October 2016 and terminated in March 2019. The lease required us to pay additional amounts for operating and maintenance expenses.

In April 2018, we entered into a lease agreement to lease additional space in South San Francisco, California. The lease term is through March 2026 and provides for one five-year option. We will be responsible for our share of allocable operating expenses, tax expenses and utilities cost during the duration of the lease term. In connection with the lease, the landlord funded agreed-upon improvements prior to the lease commencement date of December 12, 2018. The landlord was solely responsible for the $2.4 million cost of such improvements, which we recognized as a leasehold improvement asset that depreciates beginning from the commencement date to the initial lease term, and a corresponding leasehold incentive obligation, which is amortized over the life of the lease.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

As of June 30, 2019, future minimum lease payments, exclusive of operating and maintenance costs, were as follows (in thousands) (unaudited):

2019	$1,781
2020	3,819
2021	3,917
2022	4,017
2023	2,295
Thereafter	2,315
Total future minimum lease payments	$18,144

Rent expenses, inclusive of operating and maintenance costs, were $1.1 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We are not currently party to any material legal proceedings.

Indemnification Agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, customers and other parties with respect to certain matters including, but not limited to, losses arising out of breach of our agreements with them or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our Board of Directors and certain of our executive officers that will require us to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is, in many cases, unlimited. We have not incurred any material costs as a result of such indemnifications and are not currently aware of any indemnification claims.

9.	Convertible Preferred Stock

Convertible preferred stock at June 30, 2019 consisted of the following (in thousands, except share data) (unaudited):

	Shares Authorized	Shares Issued and Outstanding	Amount		Liquidation Preference
Series A	4,550,000	4,550,000	$12,405		$4,550
Series B	5,645,706	5,645,706	16,018		9,669
Series C	4,804,227	4,747,352	14,425		12,521
Series D	19,269,117	19,269,117	106,905		106,999
Series E	15,524,350	15,524,350	93,698		93,750
Series E-1	17,407,441	16,854,887	73,640	(1)	101,785
Series F	21,761,676	21,761,676	195,013		195,100
Series F-1	4,800,000	4,686,649	49,827		50,000
Total convertible preferred stock	93,762,517	93,039,737	$561,931		$574,374

(1) Includes vested Series E-1 convertible preferred stock options of $0.7 million which are not included in the shares issued and outstanding.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

10.	Shareholders’ Deficit

Common Stock

We are authorized to issue 131,000,000 shares of common stock. Our common stock has a par value of $0.0001, no preferences or privileges and is not redeemable. Holders of our common stock are entitled to one vote for each share of common stock held.

We have reserved shares of common stock for the following as of June 30, 2019 (unaudited):

Shares to be issued upon conversion of all series of convertible preferred stock	93,039,737
Shares to be issued upon exercise of outstanding common stock options	17,681,436
Shares available for future stock option grants	3,155,968
Shares to be issued upon exercise of outstanding Series E-1 convertible preferred stock options	15,034
Shares to be issued upon conversion of Series C convertible preferred stock in connection with warrant exercise	56,875
Shares to be issued upon conversion of common stock warrants	55,032
Shares of common stock reserved for future issuance	114,004,082

Common Stock Warrants

In connection with two transactions in 2012 and 2013, we granted warrants to purchase up to 55,032 shares of common stock. The warrants are exercisable at any time for a period of ten years from the date of issuance at a weighted-average exercise price of $0.37, except in the case of a warrant to purchase 20,000 shares of common stock at an exercise price of $0.45 per share that would have expired if unexercised prior to the closing of our IPO.

11.	Equity Incentive Plans

Adaptive 2009 Equity Incentive Plan

We adopted an equity incentive plan in 2009 (“2009 Plan”) that provides for the issuance of incentive and nonqualified common stock options, and other share-based awards for employees, directors and consultants. Under the 2009 Plan, the option exercise price for incentive and nonqualified stock options may not be less than the fair market value of our common stock at the date of grant as determined by our Board of Directors. Options expire no later than ten years from the grant date, and vesting is established at the time of grant. As of June 30, 2019, we have 20,837,404 shares of common stock available for issuance under the 2009 Plan.

A summary of our option activity during the six months ended June 30, 2019 is as follows:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	6,827,996	14,893,253	$4.59	$39,864
Options granted (unaudited)	(3,890,331)	3,890,331	7.55
Forfeited or cancelled (unaudited)	218,303	(218,303)	6.19
Exercised (unaudited)	—	(883,845)	2.13
Outstanding at June 30, 2019 (unaudited)	3,155,968	17,681,436	5.35	759,479

Sequenta 2008 Stock Plan, as amended

In connection with our acquisition of Sequenta in January 2015, we assumed Sequenta’s Equity Incentive Plan (“2008 Plan”), including all outstanding options and shares available for future issuance under the 2008 Plan, which are all exercisable for Series E-1 convertible preferred stock.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

A summary of our Series E-1 convertible preferred stock option activity during the six months ended June 30, 2019 is as follows:

	Convertible Preferred Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	264,677	$0.44	$1,826
Options granted (unaudited)	—	—
Forfeited or cancelled (unaudited)	—	—
Exercised (unaudited)	(249,643)	0.44
Outstanding at June 30, 2019 (unaudited)	15,034	0.49	719

Fair Value of Options Granted

The estimated fair value of options granted during the six months ended June 30, 2019 and 2018 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for our 2009 Plan:

	Adaptive 2009 Equity Incentive Plan
	Six Months Ended June 30,
	2019	2018
	(unaudited)
Grant date fair value	$8.55	$6.55
Expected term (in years)	6.06	6.16
Risk-free interest rate	2.4%	2.7%
Expected volatility	67.9%	69.2%
Expected dividend yield	—	—

The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of our common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:

Fair value of common stock—The grant date fair value of our common stock has been determined by our Board of Directors with input from management. The grant date fair value of the common stock was determined using valuation methodologies which utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability (Level 3 inputs). In determining the fair value of the common stock, the methodologies used to estimate the enterprise value were performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For valuations after the closing of our IPO, our board of directors plans to determine the fair value of each share of common stock based on the closing price of our common stock on the date of grant or other relevant determination date, as reported on The Nasdaq Global Select Market.

Expected term—The expected life of options granted to employees is determined using the “simplified” method, as illustrated in ASC Topic 718, Compensation—Stock Compensation, as we do not have sufficient exercise history to determine a better estimate of expected term. Under this approach, the expected term is presumed to be the average of the weighted-average vesting term and the contractual term of the option.

Risk-free interest rate—We utilize a risk-free interest rate in the option valuation model based on U.S. Treasury zero-coupon issues, with remaining terms similar to the expected term of the options.

Expected volatility—As we do not have sufficient trading history for our common stock, the expected volatility is based on the historical volatility of our publicly traded industry peers utilizing a period of time consistent with our estimate of the expected term.

Expected dividend yield—We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option valuation model.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

Share-based compensation expense of $3.3 million and $2.4 million was recognized during the three months ended June 30, 2019 and 2018, respectively, and $6.4 million and $5.6 million was recognized during the six months ended June 30, 2019 and 2018, respectively. The compensation costs related to stock options are included in our unaudited condensed statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Cost of revenue	$113	$92	$243	$176
Research and development	978	652	1,895	1,468
Sales and marketing	943	592	1,849	1,549
General and administration	1,298	1,112	2,391	2,357
Total share-based compensation expense	$3,332	$2,448	$6,378	$5,550

At June 30, 2019, unrecognized share-based compensation expense related to unvested stock options was $33.2 million, which is expected to be recognized over a remaining weighted-average period of 3.16 years.
12.	Net Loss Per Share Attributable to Common Shareholders

Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common shareholders (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Net loss	$(15,659)	$(12,493)	$(34,045)	$(24,884)
Fair value adjustments to redemption value for Series E-1 convertible preferred stock options	(710)	(2)	(964)	2
Net loss attributable to common shareholders, basic and diluted	$(16,369)	$(12,495)	$(35,009)	$(24,882)
Weighted-average shares used in computing net loss per share	13,279,324	12,385,888	13,074,692	12,334,227
Net loss per share attributable to common shareholders, basic and diluted	$(1.23)	$(1.01)	$(2.68)	$(2.02)

Since we were in a loss position for all periods presented, basic net loss per share attributable to common shareholders is the same as diluted net loss per share attributable to common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common shareholders for the periods presented, as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Convertible preferred stock (on as if converted basis)	93,028,311	92,768,158	92,973,101	92,751,261
2009 Plan stock options issued and outstanding	17,591,720	14,597,833	16,826,833	13,927,507
2008 Plan stock options issued and outstanding	26,460	364,625	81,670	403,591
Common stock warrants	55,032	55,032	55,032	55,032
Convertible preferred stock warrants	56,875	56,875	56,875	56,875
Total	110,758,398	107,842,523	109,993,511	107,194,266

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

13.	Subsequent Events

On July 1, 2019, we completed our IPO. For details regarding this event, including the automatic conversion of all shares of our convertible preferred stock into common stock, our amended and restated articles of incorporation and bylaws and our 2019 Plan, please refer to Note 1 – Organization and Description of Business – Initial Public Offering.

In August 2019, we entered into an operating lease to rent 100,000 square feet in a to-be-constructed building in Seattle, Washington. Shell construction is expected to be completed in 2020. The lease term commences on the date that the landlord delivers the premises to us for construction of certain tenant improvements. Rent obligations commence 10 months thereafter, and the lease term ends 142 months form the date rent commences, subject to our option to twice extend the lease for five years. The lease is cancellable under certain circumstances if the landlord fails to deliver the premises to us by May 1, 2021. We plan to occupy the new building in 2021, once interior construction is finished. The lease also requires us to pay additional amounts for operating and maintenance expenses. In connection with the new lease, we also entered into a letter of credit of $2.1 million with one of our existing financial institutions.

Furthermore, in August 2019, we amended the lease for our current headquarters in Seattle, Washington to expand the size of the existing premises by approximately 8,400 square feet. Rent obligations of the expanded premises commence four months after the landlord delivers the premises to us for construction of certain tenant improvements, and the lease term for both the existing premises and the expanded premises ends 142 months after the commencement date of the new lease mentioned above, subject to our option to twice extend the lease for five years. If the new lease does not commence, the lease term for the existing premises and the expanded premises ends March 31, 2024.

Expected future minimum payments for the leased spaces, exclusive of operating and maintenance costs and assuming attainment of our target commencement dates, are as follows (in thousands) (unaudited):

2019	$1,431
2020	3,053
2021	5,802
2022	9,706
2023	9,975
Thereafter	105,270
Total future minimum lease payments	$135,237

Adaptive Biotechnologies Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes and the other financial information appearing elsewhere in this report, as well as the other financial information we file with the SEC from time to time. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are advancing the field of immune-driven medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and understand precisely how it detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database, which is underpinned by computational biology and machine learning, and use them to develop and commercialize clinical products and services that we are tailoring to each individual patient. We have two commercial products and services and a robust pipeline of clinical products and services that we are designing to diagnose, monitor and enable the treatment of diseases such as cancer, autoimmune conditions and infectious diseases.

Our immune medicine platform is the foundation for our expanding suite of products and services. The cornerstone of our platform and core immunosequencing product, immunoSEQ, serves as our underlying research and development engine and generates revenue from academic and biopharmaceutical customers. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the FDA for the detection and monitoring of MRD in patients with MM and ALL and is being validated for patients with other blood cancers. Leveraging our collaboration with Microsoft to create the TCR-Antigen Map, we are also developing a diagnostic product, immunoSEQ Dx, that may enable early detection of many diseases from a single blood test. Our therapeutic product candidates, being developed under the Genentech Agreement, leverage our platform to identify specific immune cells to develop into cellular therapies in oncology.

Since our inception, we have devoted a majority of our resources to research and development activities to develop our immune medicine platform, which enables the delivery of our products and services for life sciences research, clinical diagnostics and drug discovery customers.

For our life science research customers, we provide two categories of products and services using immunoSEQ, our core sequencing and immunomics tracking technology. First, we provide immunosequencing services, the revenue from which we record as sequencing revenue. Second, we provide certain research customers professional support, for which we may receive payments upon those customers achieving specified milestones. We record these support activities as development revenue.

For our clinical diagnostics customers, we sell our clonoSEQ diagnostic tests, which include our immunosequencing services and are thus recorded as sequencing revenue. In the future, we intend to sell other diagnostics products and services, which we also expect to record as sequencing revenue.

For our current drug discovery collaborator, Genentech, we screen, identify and characterize TCRs in support of our collaboration. We record revenue from this collaboration as development revenue.

Historically, we have sold immunoSEQ as a fee-for-service offering to academic centers and biopharmaceutical customers and further deepened those relationships over time by supporting their development initiatives. These research offerings have comprised the vast majority of our revenue to date, although our business is pursuing broader opportunities. As we continue to expand the use of our clonoSEQ diagnostic tests, develop and commercialize immunoSEQ Dx and develop and commercialize therapeutic product candidates with our drug discovery collaborator, we expect our mix of revenue to shift to clinical products and services, which we believe will become our largest sources of revenue.

We are actively pursuing opportunities to deepen our relationships with current customers and initiate relationships with new customers. We have an experienced, specialty salesforce that is targeting department heads, laboratory directors, principal investigators, core facility directors, clinicians, payors and research scientists and pathologists at leading academic institutions, biopharmaceutical companies, research institutions and contract research organizations. As MRD assessment becomes standard practice for patient management across a range of blood cancers, we believe it will be essential for clinicians and patients to have access to a highly accurate, sensitive and standardized MRD assessment tool. We are focused on establishing and maintaining collaborative relationships with payors, developing health economic evidence and building billing and patient access infrastructure to expand reimbursement coverage for our clinical diagnostics.

Adaptive Biotechnologies Corporation

We generated revenue of $22.1 million and $34.8 million for the three and six months ended June 30, 2019, respectively, and $11.6 million and $21.3 million for the three and six months ended June 30, 2018, respectively. Our net losses were $15.7 million and $34.0 million for the three and six months ended June 30, 2019, respectively, and $12.5 million and $24.9 million for the three and six months ended June 30, 2018. We have funded our operations to date principally from the sale of convertible preferred stock, and to a lesser extent sequencing and development revenue. As of June 30, 2019 and December 31, 2018, we had cash, cash equivalents and marketable securities of $423.0 million and $165.0 million, respectively. In December 2018, we entered into the Genentech Agreement pursuant to which we received a $300.0 million initial upfront payment in February 2019, may be eligible to receive approximately $1.8 billion over time, including payments upon achievement of specified development, regulatory and commercial milestones, and may receive additional royalties on sales of products commercialized under this agreement.

Components of Results of Operations

Revenue

We derive our revenue from two sources: (i) sequencing revenue and (ii) development revenue.

Sequencing revenue. Sequencing revenue reflects the amounts generated from providing sequencing services through immunoSEQ to research customers and from providing testing services through clonoSEQ to clinical and research customers.

For our research customers, which include biopharmaceutical customers and academic institutions, delivery of the sequencing results may include some level of professional support and analysis. Terms with biopharmaceutical customers generally include non-refundable upfront payments, which we record as deferred revenue. For all customers, we recognize revenue as we deliver sequencing results. From time to time, we offer discounts in order to gain rights and access to certain datasets. Revenue is recognized net of these discounts and costs associated with these services are reflected in cost of revenue.

For our clinical customers, we derive revenue from providing our clonoSEQ test report to ordering physicians. We bill commercial payors and medical institutions as we deliver test results to ordering physicians. Amounts paid for clonoSEQ diagnostic tests by commercial payors and medical institutions vary based on respective reimbursement rates and patient responsibilities, which may vary from our targeted list price. To date, the majority of our clonoSEQ diagnostic test revenue has been received from medical institutions. We recognize clinical revenue by evaluating customer payment history and estimating the amount of revenue that is collectible. As of December 31, 2018, we did not have reimbursement available to us through any government payors for clonoSEQ.

In January 2019, clonoSEQ received Medicare coverage aligned with the FDA label and NCCN guidelines for longitudinal monitoring in MM and ALL. We bill Medicare for an episode of treatment when we deliver the first eligible test results. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue is recognized at the time the initial billable test result is delivered and is based upon cumulative tests delivered to date. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and recognized as we deliver the remaining tests in a patient’s treatment cycle.

Development revenue. Development revenue primarily represents regulatory or development support services, other than sequencing revenue, that we provide to biopharmaceutical customers who seek access to our platform to support their therapeutic development activities. Additionally, we generate development revenue from the achievement of regulatory milestones. We enter into collaboration and similar agreements with these customers. When these agreements include sequencing activities, we separately classify those activities as sequencing revenue. These agreements may also include substantial non-refundable upfront payments, which we recognize as development revenue over time as we perform the respective services.

We expect revenue to increase over the long term, particularly as the mix of revenue migrates to clinical diagnostics and drug discovery. The pace by which this mix migrates will be determined by the level of customer adoption and frequency of use of our products and services. However, our revenue may fluctuate from period to period due to the uncertain nature of delivery of our product and services and milestone achievement.

Cost of Revenue

Cost of revenue includes the cost of materials, personnel-related expenses (comprised of salaries, benefits and share-based compensation), shipping and handling, equipment and allocated facility costs associated with processing samples and professional support for our sequencing revenue. Allocated facility costs include depreciation of laboratory equipment, allocated facility occupancy and information technology costs. Costs associated with processing samples are recorded as expense, regardless of the timing of revenue recognition. As such, cost of revenue and related volume does not always trend in the same direction as revenue recognition and related volume.

Adaptive Biotechnologies Corporation

We expect cost of revenue to increase in absolute dollars as we grow our sequencing volume but the cost per sample to decrease over the long term due to the efficiencies we may gain as sequencing volume increases from improved utilization of our laboratory capacity, automation and other value engineering initiatives.

Research and Development Expenses

Research and development expenses comprise laboratory materials costs, personnel-related expenses, allocated facility costs, information technology and contract service expenses. Research and development activities support further development and refinement of existing assays and products, discovery of new technologies and investments into our immune medicine platform. We also include in research and development expenses the costs associated with software development activities to support laboratory scaling and workflow, as well as development of applications to support future commercial opportunities. We are currently conducting research and development activities for several products and services, and we typically use our laboratory materials, personnel, facilities, information technology and other development resources across multiple development programs. Additionally, certain of these research and development activities benefit more than one of our product opportunities. We do not track research and development expenses by specific product candidates.

A component of our research and development activities is supporting clinical and analytical validations to obtain regulatory approval for future clinical products and services. Some of these activities have generated and may in the future generate development revenue.

We expect our research and development expenses to continue to increase in absolute dollars as we innovate and expand the application of our platform. However, we expect research and development expenses to decrease as a percentage of revenue in the long term, and they may fluctuate as a percentage of revenue from period to period due to the timing and extent of our efforts needed to develop and commercialize new products and services.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel-related expenses for commercial sales, account management, marketing, reimbursement, medical education and business development personnel that support commercialization of our platform products. In addition, these expenses include external costs such as advertising expenses, customer education and promotional expenses, market analysis expenses, conference fees, travel expenses and allocated facility costs.

We expect our sales and marketing expenses to increase in absolute dollars as we expand our commercial sales, marketing and business development teams and increase marketing activities to drive awareness and adoption of our products and services. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term, though they may fluctuate as a percentage of revenue from period to period due to the timing and magnitude of these expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, including share-based compensation, salaries and benefits for our personnel in executive, legal, finance and accounting, human resources and other administrative functions, including third-party billing services. In addition, these expenses include external legal costs, accounting and tax service expenses, consulting fees and allocated facilities costs.

We expect our general and administrative expenses to continue to increase in absolute dollars as we increase headcount and incur costs associated with operating as a public company, including expenses related to legal, accounting, regulatory matters, maintaining compliance with exchange listing and requirements of the SEC, director and officer insurance premiums and investor relations. Though expected to increase in absolute dollars, we expect these expenses to decrease as a percentage of revenue in the long term.

Adaptive Biotechnologies Corporation

Statements of Operations Data and Other Financial and Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Revenue
Sequencing revenue	$11,865	$8,281	$17,948	$14,061
Development revenue	10,273	3,287	16,856	7,222
Total revenue	22,138	11,568	34,804	21,283
Operating expenses
Cost of revenue	5,734	5,044	10,722	9,033
Research and development	16,527	9,452	29,010	18,307
Sales and marketing	8,897	5,329	16,714	10,376
General and administrative	6,662	4,632	13,666	9,175
Amortization of intangible assets	423	424	842	843
Total operating expenses	38,243	24,881	70,954	47,734
Loss from operations	(16,105)	(13,313)	(36,150)	(26,451)
Interest and other income, net	446	820	2,105	1,567
Net loss	(15,659)	(12,493)	(34,045)	(24,884)
Fair value adjustment to Series E-1 convertible preferred stock options	(710)	(2)	(964)	2
Net loss attributable to common shareholders	$(16,369)	$(12,495)	$(35,009)	$(24,882)
Net loss per share attributable to common shareholders, basic and diluted	$(1.23)	$(1.01)	$(2.68)	$(2.02)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	13,279,324	12,385,888	13,074,692	12,334,227
Other Fianncial and Operating Data:
Adjusted EBITDA (1)	$(10,903)	$(9,374)	$(26,119)	$(17,959)

(1) Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other income, net, income tax benefit (expense), depreciation and amortization and share-based compensation expenses. Please refer to “Adjusted EBITDA” below for a reconciliation between Adjusted EBITDA and net loss, the most directly comparable GAAP financial measure, and a discussion about the limitations of Adjusted EBITDA.

Comparison of the Three Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Revenue
Sequencing revenue	$11,865	$8,281	$3,584	43%	54%	72%
Development revenue	10,273	3,287	6,986	213	46	28
Total revenue	$22,138	$11,568	$10,570	91%	100%	100%

Total revenue was $22.1 million for the three months ended June 30, 2019 compared to $11.6 million for the three months ended June 30, 2018, representing an increase of approximately $10.6 million, or 91%.

Sequencing revenue increased to $11.9 million for the three months ended June 30, 2019, representing an increase of $3.6 million, or 43%. The increase in sequencing revenue was primarily attributable to an increase of $2.6 million in revenue generated from biopharmaceutical and academic customers and a $1.0 million increase in revenue generated from clinical customers.

Adaptive Biotechnologies Corporation

Research sequencing volume increased by 22% to 9,084 sequences delivered in the three months ended June 30, 2019 from 7,457 sequences delivered in the three months ended June 30, 2018. Clinical sequencing volume increased by 50% to 2,388 clinical tests delivered in the three months ended June 30, 2019 from 1,587 clinical tests delivered in the three months ended June 30, 2018.

Development revenue increased to $10.3 million for the three months ended June 30, 2019, representing an increase of $7.0 million, or 213%. The increase was primarily attributable to $8.6 million of revenue generated from the Genentech Agreement, offset by a $1.4 million decrease in revenue generated from translational agreements and a $0.2 million decrease in revenue generated from MRD development agreements.

Cost of Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Cost of revenue	$5,734	$5,044	$690	14%	26%	44%

Cost of revenue was $5.7 million for the three months ended June 30, 2019, compared to $5.0 million for the three months ended June 30, 2018, representing an increase of $0.7 million, or 14%. The increase in cost of revenue was primarily attributable to an increase of $0.6 million in the cost of overhead and $0.1 million in the cost of materials due to the production laboratory expansion and increased sample volumes.

Research and Development

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Research and development	$16,527	$9,452	$7,075	75%	75%	82%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended June 30,
(in thousands)	2019	2018	Change
	(unaudited)
Research and development materials and allocated production laboratory expenses	$7,589	$3,605	$3,984
Personnel expenses	6,765	4,344	2,421
Allocable facilities and information technology expenses	783	815	(32)
Software and cloud services expenses	462	244	218
Depreciation and other expenses	928	444	484
Total	$16,527	$9,452	$7,075

Research and development expenses were $16.5 million for the three months ended June 30, 2019, compared to $9.5 million for the three months ended June 30, 2018, representing an increase of approximately $7.1 million, or approximately 75%. The increase was primarily attributable to $4.0 million in additional cost of materials and allocated production laboratory expenses to support our TCR discovery efforts and other platform expansions, a $2.4 million increase in personnel costs, a $0.5 million increase in depreciation and other expenses and a $0.2 million increase in software and cloud services.

Sales and Marketing

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Sales and marketing	$8,897	$5,329	$3,568	67%	40%	46%

Adaptive Biotechnologies Corporation

Sales and marketing expenses were $8.9 million for the three months ended June 30, 2019, compared to $5.3 million for the three months ended June 30, 2018, representing an increase of $3.6 million, or approximately 67%. The increase was primarily attributable to $2.3 million in additional personnel costs, $0.6 million in additional consulting and marketing expenses and $0.5 million in additional travel, entertainment and customer event related expenses. An additional $0.1 million in computer and software expenses also contributed to the overall increase.

General and Administrative

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
General and administrative	$6,662	$4,632	$2,030	44%	30%	40%

General and administrative expenses were $6.7 million for the three months ended June 30, 2019, compared to $4.6 million for the three months ended June 30, 2018, representing an increase of approximately 2.0 million, or approximately 44%. The increase was primarily attributable to $1.3 million in additional personnel costs, $0.2 million in additional travel and entertainment related expenses and $0.2 million in additional consulting fees. A $0.1 million increase in computer and software expenses and a $0.1 million increase in insurance expenses also contributed to the overall increase.

Interest and Other Income, Net

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Interest and other income, net	$446	$820	$(374)	(46)%	2%	7%

Interest and other income was $0.4 million for the three months ended June 30, 2019, compared to $0.8 million for the three months ended June 30, 2018, representing a decrease of $0.4 million, or approximately negative 46%. The decrease was primarily attributable to the $2.2 million impact of revaluing a convertible preferred stock warrant liability in the second quarter of 2019 due to an increase in valuation of our common stock, offset by a $1.9 million increase in interest earned on and investment amortization of a larger portfolio.

Comparison of the Six Months Ended June 30, 2019 and 2018

Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Revenue
Sequencing revenue	$17,948	$14,061	$3,887	28%	52%	66%
Development revenue	16,856	7,222	9,634	133	48	34
Total revenue	$34,804	$21,283	$13,521	64%	100%	100%

Total revenue was $34.8 million for the six months ended June 30, 2019 compared to $21.3 million for the six months ended June 30, 2018, representing an increase of $13.5 million, or approximately 64%.

Sequencing revenue increased to $17.9 million for the six months ended June 30, 2019, representing an increase of $3.9 million, or 28%. The increase in sequencing revenue was primarily attributable to an increase of $2.3 million in revenue generated from biopharmaceutical and academic customers, driven by a mix to higher priced products and services, and a $1.6 million increase in revenue generated from clinical customers.

Research sequencing volume decreased by 2% to 13,975 sequences delivered in the six months ended June 30, 2019 from 14,315 sequences delivered in the six months ended June 30, 2018. Clinical sequencing volume increased by 44% to 4,399 clinical tests delivered in the six months ended June 30, 2019 from 3,053 clinical tests delivered in the six months ended June 30, 2018.

Adaptive Biotechnologies Corporation

Development revenue increased to $16.9 million for the six months ended June 30, 2019, representing an increase of $9.6 million, or 133%. The increase was primarily attributable to $14.8 million of revenue generated from the Genentech Agreement, offset by a $4.0 million decrease in revenue generated from translational agreements and a $1.2 million decrease in revenue generated from MRD development agreements.

Cost of Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Cost of revenue	$10,722	$9,033	$1,689	19%	31%	42%

Cost of revenue was $10.7 million for the six months ended June 30, 2019, compared to $9.0 million for the six months ended June 30, 2018, representing an increase of $1.7 million, or 19%. The increase in cost of revenue was primarily attributable to an increase of $1.5 million in the cost of overhead and $0.1 million in the cost of materials due to the production laboratory expansion and increased sample volumes, as well as an increase in personnel costs of $0.1 million. This increase was offset by a $0.1 million decrease in computer and software expenses.

Research and Development

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Research and development	$29,010	$18,307	$10,703	58%	83%	86%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
	(unaudited)
Research and development materials and allocated production laboratory expenses	$12,649	$7,178	$5,471
Personnel expenses	12,372	8,414	3,958
Allocable facilities and information technology expenses	1,603	1,384	219
Software and cloud services expenses	728	453	275
Depreciation and other expenses	1,658	878	780
Total	$29,010	$18,307	$10,703

Research and development expenses were $29.0 million for the six months ended June 30, 2019, compared to $18.3 million for the six months ended June 30, 2018, representing an increase of $10.7 million, or 58%. The increase was primarily attributable to $5.5 million in additional cost of materials and allocated production laboratory expenses to support our TCR discovery efforts and other platform expansions, $4.0 million increase in personnel costs, a $0.8 million increase in depreciation and other expenses, a $0.3 million increase in software and cloud service costs and an increase in allocable facilities and information technology costs of $0.2 million.

Sales and Marketing

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Sales and marketing	$16,714	$10,376	$6,338	61%	48%	49%

Sales and marketing expenses were $16.7 million for the six months ended June 30, 2019, compared to $10.4 million for the six months ended June 30, 2018, representing an increase of $6.3 million, or 61%. The increase was primarily attributable to $3.9 million in additional personnel costs, $1.2 million in additional travel, entertainment and customer event related expenses and $1.0 million in

Adaptive Biotechnologies Corporation

additional consulting and marketing expenses. An additional $0.2 million in computer and software expenses also contributed to the overall increase.

General and Administrative

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
General and administrative	$13,666	$9,175	$4,491	49%	39%	43%

General and administrative expenses were $13.7 million for the six months ended June 30, 2019, compared to $9.2 million for the six months ended June 30, 2018, representing an increase of $4.5 million, or 49%. The increase was primarily attributable to $1.7 million in additional personnel costs, $1.2 million in additional business taxes, largely due to the Genentech upfront payment received in February 2019, and a $0.9 million increase in legal, tax, accounting and consultant fees. A $0.2 million increase in computer and software expenses, a $0.2 million increase in travel and entertaining expenses, a $0.1 million increase in insurance expense and a $0.1 million increase in administration costs also contributed to the overall increase.

Interest and Other Income, Net

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Interest and other income, net	$2,105	$1,567	$538	34%	6%	7%

Interest income was $2.1 million for the six months ended June 30, 2019, compared to $1.6 million for the six months ended June 30, 2018, representing an increase of $0.5 million, or approximately 34%. The increase was primarily attributable to a $2.8 million increase in interest earned on and investment amortization of a larger portfolio, offset by the $2.3 million impact of revaluing a convertible preferred stock warrant liability in 2019.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other income, net, income tax benefit (expense), depreciation and amortization and share-based compensation expenses.

Management uses Adjusted EBITDA to evaluate the financial performance of our business and the effectiveness of our business strategies. We present Adjusted EBITDA because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry and it facilitates comparisons on a consistent basis across reporting periods. Further, we believe it is helpful in highlighting trends in our operating results because it excludes items that are not indicative of our core operating performance.

Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. We may in the future incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. In particular, we expect to incur meaningful share-based compensation expense in the future. Other limitations include that Adjusted EBITDA does not reflect:

•	all expenditures or future requirements for capital expenditures or contractual commitments;
•	changes in our working capital needs;
•	income tax expense (benefit), which may be a necessary element of our costs and ability to operate;
•	the costs of replacing the assets being depreciated and amortized, which will often have to be replaced in the future;
•	the non-cash component of employee compensation expense; and
•	the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations.

In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

Adaptive Biotechnologies Corporation

The following is a reconciliation of our net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Net loss	$(15,659)	$(12,493)	$(34,045)	$(24,884)
Interest and other income, net	(446)	(820)	(2,105)	(1,567)
Income tax (benefit) expense	—	—	—	—
Depreciation and amortization expense	1,870	1,491	3,653	2,942
Share-based compensation expense (1)	3,332	2,448	6,378	5,550
Adjusted EBITDA	$(10,903)	$(9,374)	$(26,119)	$(17,959)

(1) Represents share-based compensation expense related to option awards. See Note 11 to our unaudited condensed financial statements appearing elsewhere in this report for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through December 31, 2018. As of June 30, 2019, we had an accumulated deficit of $330.9 million.

We have funded our operations to date principally from the sale of convertible preferred stock and, to a lesser extent, sequencing and development revenue. In December 2018, we entered into the Genentech Agreement pursuant to which we received a $300.0 million initial upfront payment in February 2019, may receive approximately $1.8 billion over time, including payments upon achievement of specified development, regulatory and commercial milestones, and may receive additional royalties on sales of products commercialized under this agreement. As of June 30, 2019, we had cash, cash equivalents and marketable securities of $423.0 million.

We believe our cash flows from operations and our existing cash, cash equivalents and marketable securities, together with the net proceeds from our IPO that closed July 1, 2019, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our commercial and marketing activities associated with our clinical products and services, continued research and development initiatives for our pipeline candidates and drug discovery initiatives, ongoing investments into our immune medicine platform and scaling of our laboratory operations with our anticipated growth. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds.

As revenue from sales of immunoSEQ and clonoSEQ is expected to grow, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements. Moreover, following the closing of our IPO, we expect to incur additional costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, exchange listing and SEC compliance matters.

Adaptive Biotechnologies Corporation

If our available cash, cash equivalents and marketable securities balances, net proceeds from our IPO that closed July 1, 2019 and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our shareholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Cash Flows

The following table summarizes our uses and sources of cash for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Net cash provided by (used in) operating activities	$262,333	$(15,163)
Net cash used in investing activities	(267,525)	(32,026)
Net cash (used in) provided by financing activities	(1,380)	913

Operating Activities

Cash provided by operating activities during the six months ended June 30, 2019 was $262.3 million, which was primarily attributable to a net change in our operating assets and liabilities of $286.1 million, non-cash share-based compensation of $6.4 million, non-cash depreciation and amortization of $1.8 million and a $2.3 million fair value adjustment of the convertible preferred stock warrant liability due to an increase in valuation of our common stock, partially offset by a net loss of $34.0 million. The net change in our operating assets and liabilities primarily reflects an increase in deferred revenue of $288.7 million, primarily due to the $300.0 million upfront payment by Genentech, and an increase in accounts payable and accrued liabilities of $1.3 million primarily due to growth in operating expenses and timing of vendor payments, partially offset by an increase in accounts receivable of $2.4 million primarily due to an increase in sequencing revenue paid in arrears rather than upfront by biopharmaceutical customers, an increase in prepaid expenses and other current assets of $0.9 million primarily due to receivables from investment maturities and a $0.5 million decrease in deferred rent due to increased cash rent payments.

Cash used in operating activities during the six months ended June 30, 2018 was $15.2 million, which was primarily attributable to a net loss of $24.9 million, partially offset by non-cash share-based compensation of $5.6 million, non-cash depreciation and amortization of $2.5 million and a net change in our operating assets and liabilities of $1.7 million. The net change in our operating assets and liabilities reflects a $5.4 million increase in deferred revenue primarily due to upfront payments from MRD biopharmaceutical agreements, a decrease in accounts receivable of $1.2 million primarily due to the timing of receipts, partially offset by an increase in inventory of $2.9 million to support growth in revenue and research and development activities, a decrease in accounts payable and accrued liabilities of $1.0 million primarily due to corporate bonus payments and reduction in marketing and legal payables, an increase in prepaid expenses and other current assets of $0.4 million primarily due to receivables from investment maturities and reductions in deferred rent of $0.4 million due to increased cash rent payments.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2019 was $267.5 million, which was primarily attributable to purchases of marketable securities of $358.7 million and purchases of property and equipment of $5.4 million, partially offset by maturities of marketable securities of $96.5 million.

Cash used in investing activities during the six months ended June 30, 2018 was $32.0 million, which was primarily attributable to purchases of marketable securities of $110.9 million and purchases of property and equipment of $1.6 million, partially offset by maturities of marketable securities of $80.5 million.

Financing Activities

Cash used by financing activities during the six months ended June 30, 2019 was $1.4 million, which was primarily attributable to payment of deferred IPO costs of $3.4 million, partially offset by proceeds of $2.0 million from the exercise of stock options.

Cash provided by financing activities during the six months ended June 30, 2018 was $0.9 million, which was primarily attributable to proceeds from the exercise of stock options.

Adaptive Biotechnologies Corporation

Contractual Obligations and Commitments

Our principal contractual obligations and commitments were reported in our Prospectus. As of June 30, 2019, there have been no material changes to our contractual obligations and commitments as disclosed in our Prospectus.

Net Operating Loss Carryforwards

Utilization of our NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Code (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis and have determined there are no permanent limitations on the utilization of approximately $186.9 million of our federal NOLs as of December 31, 2018. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2018. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we have not had any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

We have prepared our financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas, including, but not limited to, estimates of progress to date for certain performance obligations and transaction price for certain contracts with customers, share-based compensation, including the fair value of common stock granted prior to our IPO, the provision for income taxes, including related reserves, and goodwill, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

While our significant accounting policies are described in more detail in our Prospectus, as well as in Note 2 to our unaudited condensed financial statements included elsewhere in this report, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of our financial statements:

•	revenue recognition;
•	share-based compensation;
•	common stock valuations; and
•	goodwill.

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Prospectus.

JOBS Act Accounting Election

We are an “emerging growth company” within the meaning of the JOBS Act. The JOBS Act allows an emerging growth company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We also intend to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Adaptive Biotechnologies Corporation

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of the closing of the IPO, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (“Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included elsewhere in this report for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of June 30, 2019, we had cash and cash equivalents of $48.5 million, held primarily in cash deposits, money market funds, commercial paper and U.S. government debt securities. Our marketable securities are held in U.S. government debt securities, U.S. government agency bonds, commercial paper and corporate bonds. As of June 30, 2019, we had short-term marketable securities of $374.5 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. As of June 30, 2019, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $1.4 million decline of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Adaptive Biotechnologies Corporation

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our risk factors are set forth in our Prospectus and incorporated herein by reference, and there have been no material changes to such risk factors. You should carefully consider the risks and uncertainties we describe in the Prospectus, together with all other information in this report, including our unaudited condensed financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report, before investing in our common stock. Any of the risk factors we describe in the Prospectus could adversely affect our business, financial condition, results of operations or prospects. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment in our common stock. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the quarter ended June 30, 2019, we had the following unregistered securities transactions:

1.

We granted stock options to purchase an aggregate of 1,740,331 shares of our common stock, with exercise prices ranging from $7.80 to $9.62 per share, to certain of our employees and directors in connection with services provided to us by such persons.

2.	We issued an aggregate of 794,845 shares of our common stock to our employees and consultants upon their exercise of stock options, for aggregate cash consideration of approximately $1.8 million.
3.

We issued an aggregate of 16,043 shares of our Series E-1 preferred stock, which automatically converted into the same number of shares of our common stock upon the closing of our IPO, to our employees and consultants upon their exercise of stock options, for aggregate cash consideration of approximately $11,000.

The issuances of the securities described above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of options are deemed to be restricted securities for purposes of the Securities Act.

Use of Proceeds from our IPO

On July 1, 2019, we closed our IPO, in which we issued and sold 17,250,000 shares of our common stock (including the full exercise of the underwriters’ overallotment option) at a public offering price of $20.00 per share for an aggregate offering price of $345.0 million.  Net proceeds to us were $316.0 million after deducting aggregate underwriting discounts and commissions of $24.2 million and estimated offering expenses of $4.8 million.  Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc. acted as joint lead book-running managers for the offering.  Cowen and Company, LLC and Guggenheim Securities, LLC acted as book-running managers for the offering.  William Blair & Company, L.L.C. and BTIG, LLC acted as co-managers for the offering.  All of the shares of common stock issued and sold in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-231838), which was declared effective by the SEC on June 26, 2019.  Following the sale of these shares, the offering terminated.  No payments were made by us to directors, officers or persons owning 10% or more of any class of our equity securities or to any of our affiliates.  There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus.  As our IPO closed after the period covered by this report, none of the proceeds from our IPO were used during the period covered by this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Adaptive Biotechnologies Corporation

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws	8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019	S-1	333-231838	4.1	5/30/2019
10.1†	Master Terms & Conditions of Sale between Illumina, Inc. and the Registrant, dated May 28, 2019	S-1/A	333-231838	10.3	6/17/2019
10.2	Amended and Restated Side Letter Agreement among Viking Global Equities LP, Viking Global Equities II LP, VGE III Portfolio Ltd., Viking Long Fund Master Ltd. and the Registrant, dated May 8, 2019	S-1	333-231838	10.5	5/30/2019
10.3	Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers	S-1	333-231838	10.7	5/30/2019
10.4	Form of Amended and Restated Employment Agreement between the Registrant and each of Lance Baldo, MD and Francis T. Lo	S-1	333-231838	10.8	5/30/2019
10.5	Form of Restated Non-Employee Director Change in Control Agreement between the Registrant and each of its non-employee directors	S-1	333-231838	10.9	5/30/2019
10.6	Executive Severance Agreement between the Registrant and Chad Cohen, dated May 1, 2019	S-1	333-231838	10.10	5/30/2019
10.7	Executive Severance Agreement between the Registrant and Lance Baldo, MD, dated April 22, 2019	S-1	333-231838	10.11	5/30/2019
10.8	Executive Severance Agreement between the Registrant and Charles Sang, dated May 1, 2019	S-1	333-231838	10.12	5/30/2019
10.9	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-231838	10.13	5/30/2019
10.10	Adaptive Biotechnologies Corporation Non-Employee Director Compensation Policy	S-1/A	333-231838	10.14	6/17/2019
10.11	Adaptive Biotechnologies Corporation 2009 Equity Incentive Plan and form of award agreement thereunder	S-1	333-231838	10.15	5/30/2019
10.12	Adaptive Biotechnologies Corporation 2019 Equity Incentive Plan and form of award agreement thereunder					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Adaptive Biotechnologies Corporation

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†

Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information is not material and would be competitively harmful if publicly disclosed.

*

This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adaptive Biotechnologies Corporation

Date: August 13, 2019	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Chad Cohen
Chad Cohen
Chief Financial Officer (Principal Financial and Accounting Officer)