Form 10-Q
period 2019-09-30
Adaptive Biotechnologies Corp
filed 2019-11-12
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-38957

ADAPTIVE BIOTECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Washington	27-0907024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1551 Eastlake Avenue East, Suite 200 Seattle, Washington	98102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 659-0067

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ADPT	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, the registrant had 124,339,058 shares of common stock, $0.0001 par value per share, outstanding.

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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$74,941	$55,030
Short-term marketable securities	498,487	109,988
Accounts receivable, net	9,257	4,807
Inventory	8,667	7,838
Prepaid expenses and other current assets	10,004	3,055
Total current assets	601,356	180,718
Long-term assets
Property and equipment, net	46,542	19,125
Long-term marketable securities	135,306	—
Restricted cash	2,138	61
Intangible assets, net	12,356	13,626
Goodwill	118,972	118,972
Other assets	722	186
Total assets	$917,392	$332,688
Liabilities, convertible preferred stock and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$2,421	$1,793
Accrued liabilities	3,381	2,562
Accrued compensation and benefits	5,982	4,641
Current portion of deferred rent	324	1,109
Current deferred revenue	61,269	12,695
Total current liabilities	73,377	22,800
Long-term liabilities
Convertible preferred stock warrant liability	—	336
Deferred rent liability, less current portion	6,258	6,102
Financing obligation	23,449	—
Deferred revenue, less current portion	228,339	704
Other long-term liabilities	44	—
Total liabilities	331,467	29,942
Commitments and contingencies (Note 8)
Convertible preferred stock: $0.0001 par value, no and 93,762,517 shares authorized at September 30, 2019 and December 31, 2018, respectively; no and 92,790,094 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $0 and $572,866 at September 30, 2019 and December 31, 2018, respectively	—	560,858
Shareholders’ equity (deficit)
Preferred stock: $0.0001 par value, 10,000,000 and no shares authorized at September 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock: $0.0001 par value, 340,000,000 and 131,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 124,316,080 and 12,841,536 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	12	1
Additional paid-in capital	930,208	37,902
Accumulated other comprehensive gain (loss)	572	(107)
Accumulated deficit	(344,867)	(295,908)
Total shareholders’ equity (deficit)	585,925	(258,112)
Total liabilities, convertible preferred stock and shareholders’ equity (deficit)	$917,392	$332,688

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Revenue
Sequencing revenue	$11,683	$8,463	$29,631	$22,524
Development revenue	14,375	8,725	31,231	15,947
Total revenue	26,058	17,188	60,862	38,471
Operating expenses
Cost of revenue	5,601	5,360	16,323	14,393
Research and development	20,506	9,783	49,516	28,090
Sales and marketing	9,099	6,039	25,813	16,415
General and administrative	8,477	4,739	22,143	13,914
Amortization of intangible assets	428	428	1,270	1,271
Total operating expenses	44,111	26,349	115,065	74,083
Loss from operations	(18,053)	(9,161)	(54,203)	(35,612)
Interest and other income, net	4,103	869	6,208	2,436
Net loss	(13,950)	(8,292)	(47,995)	(33,176)
Fair value adjustment to Series E-1 convertible preferred stock options	—	(4)	(964)	(2)
Net loss attributable to common shareholders	$(13,950)	$(8,296)	$(48,959)	$(33,178)
Net loss per share attributable to common shareholders, basic and diluted	$(0.11)	$(0.66)	$(0.97)	$(2.67)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	124,285,686	12,620,010	50,552,389	12,430,535

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Net loss	$(13,950)	$(8,292)	$(47,995)	$(33,176)
Change in unrealized gain (loss) on investments	190	39	679	(35)
Comprehensive loss	$(13,760)	$(8,253)	$(47,316)	$(33,211)

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Convertible Preferred Stock and Shareholders’ (Deficit) Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balance as of June 30, 2018 (unaudited)	92,790,094	$560,667	12,546,844	$1	$31,958	$(240)	$(274,154)	$(242,435)
Issuance of common stock for cash upon exercise of stock options (unaudited)	—	—	174,583	—	62	—	—	62
Change in redemption value for vested Series E-1 convertible preferred stock options (unaudited)	—	4	—	—	—	—	(4)	(4)
Common stock option share-based compensation (unaudited)	—	—	—	—	2,553	—	—	2,553
Other comprehensive income (unaudited)	—	—	—	—	—	39	—	39
Net loss (unaudited)	—	—	—	—	—	—	(8,292)	(8,292)
Balance as of September 30, 2018 (unaudited)	92,790,094	$560,671	12,721,427	$1	$34,573	$(201)	$(282,450)	$(248,077)

Balance as of June 30, 2019 (unaudited)	93,039,737	$561,931	13,725,381	$1	$46,160	$382	$(330,917)	$(284,374)
Proceeds from initial public offering, net of underwriters' discounts and commissions (unaudited)	—	—	17,250,000	2	320,848	—	—	320,850
Initial public offering costs (unaudited)	—	—	—	—	(4,986)	—	—	(4,986)
Conversion of convertible preferred stock to common stock (unaudited)	(93,039,737)	(561,931)	93,039,737	9	561,922	—	—	561,931
Conversion of convertible preferred stock warrant to common stock warrant (unaudited)	—	—	—	—	2,602	—	—	2,602
Issuance of common stock upon exercise of common stock warrants (unaudited)	—	—	54,792	—	9	—	—	9
Issuance of common stock for cash upon exercise of stock options (unaudited)	—	—	246,170	—	318	—	—	318
Common stock option and restricted stock unit share-based compensation (unaudited)	—	—	—	—	3,335	—	—	3,335
Other comprehensive income (unaudited)	—	—	—	—	—	190	—	190
Net loss (unaudited)	—	—	—	—	—	—	(13,950)	(13,950)
Balance as of September 30, 2019 (unaudited)	—	$—	124,316,080	$12	$930,208	$572	$(344,867)	$585,925

Adaptive Biotechnologies Corporation

Condensed Statements of Convertible Preferred Stock and Shareholders’ (Deficit) Equity (Continued)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balance as of December 31, 2017	92,656,029	$561,333	12,208,731	$1	$24,972	$(166)	$(249,423)	$(224,616)
Adjustments to accumulated deficit for adoption of guidance on accounting for share-based payment transactions (unaudited)	—	—	—	—	140	—	(140)	—
Issuance of common stock for cash upon exercise of stock options (unaudited)	—	—	512,696	—	885	—	—	885
Issuance of Series E-1 convertible preferred stock for cash upon exercise of Series E-1 convertible preferred stock options at fair value (unaudited)	134,065	100	—	—	—	—	—	—
Vested Series E-1 convertible preferred stock option forfeitures (unaudited)	—	(767)	—	—	476	—	291	767
Series E-1 convertible preferred stock option share-based compensation (unaudited)	—	—	—	—	3	—	—	3
Adjustment to redemption value for vested Series E-1 convertible preferred stock options (unaudited)	—	3	—	—	(3)	—	—	(3)
Change in redemption value for vested Series E-1 convertible preferred stock options (unaudited)	—	2	—	—	—	—	(2)	(2)
Common stock option share-based compensation (unaudited)	—	—	—	—	8,100	—	—	8,100
Other comprehensive loss (unaudited)	—	—	—	—	—	(35)	—	(35)
Net loss (unaudited)	—	—	—	—	—	—	(33,176)	(33,176)
Balance as of September 30, 2018 (unaudited)	92,790,094	$560,671	12,721,427	$1	$34,573	$(201)	$(282,450)	$(248,077)

Balance as of December 31, 2018	92,790,094	$560,858	12,841,536	$1	$37,902	$(107)	$(295,908)	$(258,112)
Proceeds from initial public offering, net of underwriters' discounts and commissions (unaudited)	—	—	17,250,000	2	320,848	—	—	320,850
Initial public offering costs (unaudited)	—	—	—	—	(4,986)	—	—	(4,986)
Conversion of convertible preferred stock to common stock (unaudited)	(93,039,737)	(561,931)	93,039,737	9	561,922	—	—	561,931
Conversion of convertible preferred stock warrant to common stock warrant (unaudited)	—	—	—	—	2,602	—	—	2,602
Issuance of common stock upon exercise of common stock warrants (unaudited)	—	—	54,792	—	9	—	—	9
Issuance of common stock for cash upon exercise of stock options (unaudited)	—	—	1,130,015	—	2,198	—	—	2,198
Issuance of Series E-1 convertible preferred stock for cash upon exercise of Series E-1 convertible preferred stock options at fair value (unaudited)	249,643	109	—	—	—	—	—	—
Change in redemption value for vested Series E-1 convertible preferred stock options (unaudited)	—	964	—	—	—	—	(964)	(964)
Common stock option and restricted stock unit share-based compensation (unaudited)	—	—	—	—	9,713	—	—	9,713
Other comprehensive income (unaudited)	—	—	—	—	—	679	—	679
Net loss (unaudited)	—	—	—	—	—	—	(47,995)	(47,995)
Balance as of September 30, 2019 (unaudited)	—	$—	124,316,080	$12	$930,208	$572	$(344,867)	$585,925

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Operating activities
Net loss	$(47,995)	$(33,176)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	4,446	3,136
Share-based compensation expense	9,713	8,103
Intangible assets amortization	1,270	1,271
Investment amortization	(3,533)	(824)
Gain on equipment disposals	(72)	(45)
Fair value adjustment of convertible preferred stock warrant	2,266	—
Other	(8)	4
Changes in operating assets and liabilities:
Accounts receivable, net	(4,398)	(6,787)
Inventory	(829)	(2,313)
Prepaid expenses and other current assets	(6,840)	(916)
Accounts payable and accrued liabilities	3,131	1,729
Deferred rent	(628)	(427)
Deferred revenue	276,209	3,602
Other	(537)	(206)
Net cash provided by (used in) operating activities	232,195	(26,849)
Investing activities
Purchases of property and equipment	(8,784)	(3,804)
Proceeds from sales of equipment	—	19
Purchases of marketable securities	(772,093)	(137,124)
Proceeds from maturities of marketable securities	252,500	114,016
Net cash used in investing activities	(528,377)	(26,893)
Financing activities
Proceeds from exercise of stock options	2,307	985
Proceeds from initial public offering, net of underwriting discounts and commissions	320,850	—
Payment of deferred initial public offering costs	(4,986)	—
Proceeds from issuance of common stock upon the exercise of a common stock warrant	9	—
Other	(10)	(15)
Net cash provided by financing activities	318,170	970
Net increase (decrease) in cash, cash equivalents and restricted cash	21,988	(52,772)
Cash, cash equivalents and restricted cash at beginning of year	55,091	85,366
Cash, cash equivalents and restricted cash at end of period	$77,079	$32,594
Noncash investing and financing activities
Purchases of equipment included in accounts payable and accrued liabilities	$498	$197
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$561,931	$—
Conversion of convertible preferred stock warrant to common stock warrant upon closing of initial public offering	$2,602	$—

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements

1.	Organization and Description of Business

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

Initial Public Offering

Our registration statement on Form S-1 related to our initial public offering (“IPO”) was declared effective on June 26, 2019, and our common stock began trading on the Nasdaq Global Select Market on June 27, 2019. On July 1, 2019, we completed our IPO in which we issued and sold 17,250,000 shares of common stock, including shares issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $20.00 per share. We received $315.9 million in net proceeds, after deducting underwriting discounts and commissions of $24.1 million and offering expenses of $5.0 million.

Immediately prior to the completion of our IPO on July 1, 2019, 93,039,737 shares of convertible preferred stock then outstanding converted into an equivalent number of shares of common stock. On July 1, 2019, in connection with the closing of our IPO, our amended and restated articles of incorporation, as filed with the Secretary of State of the State of Washington, and our amended and restated bylaws became effective. Also on July 1, 2019, an initial reserve of 15,519,170 shares under our new 2019 Equity Incentive Plan (“2019 Plan”) became effective.
2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, share-based compensation, including the fair value of stock, the provision for income taxes, including related reserves, and goodwill, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

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

The accompanying unaudited condensed financial statements should be read in conjunction with our audited financial statements and notes included in our prospectus dated June 26, 2019 filed with the Securities and Exchange Commission (“SEC”) on June 27, 2019 in connection with our IPO (“Prospectus”).

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

Reclassifications

In the accompanying audited condensed balance sheet, certain prior year amounts have been reclassified to conform to the current period presentation. Specifically, “restricted cash” and “other assets” were previously included together in the restricted cash and other assets line item and are now separately stated. There was no change to total assets as a result of the reclassification.

Restricted Cash

We are required to maintain certain balances under lease arrangements for our property and facilities leases. We had restricted cash of $2.1 million and $0.1 million as of September 30, 2019 and December 31, 2018, respectively.

Concentrations of Risk

We are subject to a concentration of risk from a limited number of suppliers, or in some cases, single suppliers for some of our laboratory instruments and materials. This risk is managed by targeting a quantity of surplus stock.

Cash, cash equivalents and marketable securities are financial instruments that potentially subject us to concentrations of credit risk. We invest in money market funds, U.S. government debt securities, U.S. government agency securities, commercial paper and corporate bonds with high-quality accredited financial institutions.

Significant customers are those which represent more than 10% of our total revenue or accounts receivable, net balances at each respective balance sheet date. Revenue from these customers reflects their purchase of our products and services and our collaboration efforts with Genentech.

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the periods presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
	(unaudited)				(unaudited)
Customer A	16.0%	15.7%	11.8%	21.6%	39.6%	*%
Customer B	10.7	*	*	*	*	15.1
Customer C	*	35.0	*	19.1	*	13.2
Genentech, Inc.	43.9	*	43.7	*	*	*

* less than 10%

Leases

Operating Lease Arrangements

We have operating lease agreements for the laboratory and office facilities that we occupy. Rent expense is recognized on a straight-line basis over the term of the lease. Incentives granted under our facility leases, including rent holidays, are capitalized and are recognized as adjustments to rental expense on a straight-line basis over the term of the lease.

Lease Financing Arrangements

Due to our significant involvement during the construction process of a leased building, we qualify as the deemed owner of the building under build-to-suit lease accounting guidance. The cost of the related building is recorded in property and equipment, net and the offsetting lease financing obligation is recorded as a long-term financing obligation on our unaudited condensed balance sheet. As of September 30, 2019, $23.4 million of building costs have been recorded in property and equipment, net.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

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

For research customers, contracts typically include an amount billed in advance of services (“upfront”), and subsequent billings as sample results are delivered to the customer. Upfront amounts received are recorded as deferred revenue, which we recognize as revenue upon satisfaction of performance obligations. We have identified two typical performance obligations under the terms of our research service contracts: sequencing services and related data analysis. We recognize revenue for both identified performance obligations as sample results are delivered to the customer.

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

For clinical customers, we derive revenues from providing our clonoSEQ test report to ordering physicians, and we bill and receive payments from commercial third-party payors and medical institutions. In these transactions, we have identified one performance obligation: the delivery of a clonoSEQ report. As payment from the respective payors may vary based on the various reimbursement rates and patient responsibilities, we consider the transaction price to be variable and record an estimate of the transaction price, subject to the constraint for variable consideration, as revenue at the time of delivery. The estimate of transaction price is based on historical and expected reimbursement rates with the various payors, which are monitored in subsequent periods and adjusted as necessary based on actual collection experience.

In January 2019, clonoSEQ received Medicare coverage aligned with the FDA label and National Comprehensive Cancer Network (“NCCN”) guidelines for longitudinal monitoring in multiple myeloma (“MM”) and B cell acute lymphoblastic leukemia (“ALL”). We bill Medicare for an episode of treatment when we deliver the first eligible test results. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue is recognized at the time the initial billable test result is delivered and is based upon cumulative tests delivered to date. We estimate the number of tests we expect to deliver over a patient’s treatment cycle based on historical testing frequencies for patients by indication. These estimates are subject to change as we develop more information about utilization over time. For the three and nine months ended September 30, 2019, we recognized $0.3 million and $1.1 million relating to the coverage policy, respectively; $0.1 million and $0.4 million of this revenue was related to tests delivered in periods prior to the three and nine months ended September 30, 2019, respectively. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and is recognized as we deliver the remaining tests in a patient’s treatment cycle.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

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

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the sale of our common stock in the IPO, including legal, accounting, printing and other IPO-related costs. Prior to the completion of our IPO, deferred offering costs were presented in the restricted cash and other assets line item on our unaudited condensed balance sheets. In connection with and as of the closing of our IPO, these costs were reclassified to additional paid-in capital, representing a reduction to the IPO proceeds. As of September 30, 2019, $5.0 million of these IPO-related costs are included in the additional paid-in capital line item on our unaudited condensed balance sheet.

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets and disclosing key information about leasing arrangements. This guidance is effective for us in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We have the transition option of retrospectively adjusting prior periods presented or adopting with a cumulative adjustment to retained earnings on the date of adoption. Although we are currently evaluating the impact that adopting this guidance will have on our financial statements, we believe the most significant changes will be related to the recognition of the right-of-use assets and related lease liabilities related to our operating leases on the balance sheets. Additionally, assuming we do not control the leased building currently being constructed at the date of adoption, we will derecognize the existing asset and liability created in accordance with build-to-suit lease accounting guidance under ASC 840, Leases, and record any difference as an adjustment to equity. We will then classify the lease as of the lease commencement date in accordance with the adopted guidance.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other: Internal-Use Software (Subtopic 350-40), to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement. This guidance is effective for fiscal years beginning after December 15, 2019 and early adoption of the amendments in this update are permitted. Furthermore, it can be applied either retrospectively or prospectively. We do not expect the adoption of this guidance to have a material impact on our financial statements.
3.	Revenue

Translational Development Agreements

On December 18, 2015, we entered into a translational development agreement with a biopharmaceutical customer for access to certain of our oncology immunosequencing research datasets, including full-time employee support, to accelerate the customer’s preclinical, nonclinical and clinical trial testing. Under the initial terms of the agreement, we could be entitled to up to $40.0 million over a period of four years, which does not include any separately negotiated research sequencing contracts. If the biopharmaceutical customer terminates the agreement prior to the end of the initial four-year research term for any reason other than a material uncured breach by us, then the biopharmaceutical partner has agreed to pay us $0.8 million. In May 2019, the agreement was subsequently amended to reduce the services provided, which in turn reduced the fourth year of eligible payments to $2.3 million.

We identified one performance obligation under this agreement, as the services were determined to be highly interrelated. We determined that any separately negotiated sequencing contracts are not performance obligations under the contract, as the contract did not contain any material rights related to such sequencing contracts. For the identified performance obligation, we assessed the work to be performed over the duration of the contract and determined that it is a consistent level of support throughout the period, and therefore, revenue has been recognized straight-line over the contract term.

Revenue recognized from this translational development agreement, excluding separately negotiated research sequencing contracts, was $0.6 million and $2.5 million in the three months ended September 30, 2019 and 2018, respectively, and $1.7 million and $7.5 million in the nine months ended September 30, 2019 and 2018, respectively.

MRD Development Agreements

We have entered into agreements with biopharmaceutical customers to further develop and commercialize clonoSEQ and the biopharmaceutical customers’ therapeutics. Under each of the agreements, we received or will receive non-refundable upfront payments and could receive substantial additional payments upon reaching certain progress milestones or achievement of certain regulatory milestones pertaining to the customers’ therapeutic and our clonoSEQ test.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

Under the contracts, we identify performance obligations, which may include: (i) obligations to provide services supporting the customer’s regulatory submission activities as they relate to our clonoSEQ test; and (ii) sequencing services for customer-provided samples for their regulatory submissions. The transaction price allocated to the respective performance obligations is estimated using an adjusted market assessment approach for the regulatory support services and a standalone selling price for the estimated immunosequencing services. At contract inception, we fully constrained any consideration related to the regulatory milestones, as the achievement of such milestones is subject to third-party regulatory approval and the customers’ own submission decision-making. We recognize revenue relating to the sequencing services over time using an output method based on the proportion of sample results delivered relative to the total amount of sample results expected to be delivered and when expected to be a faithful depiction of progress. We use the same method to recognize the regulatory support services. When an output method based on the proportion of sample results delivered is not expected to be a faithful depiction of progress, we utilize an input method based on estimates of effort completed using a cost-based model.

In the three and nine months ended September 30, 2019 and in the three and nine months ended September 30, 2018, we earned $2.0 million and $6.0 million, respectively, in regulatory milestones upon the achievement of regulatory milestones by us and our respective customers’ therapeutics. All $2.0 million and $6.0 million was recognized as revenue within the respective periods, as we determined these amounts were consistent with our estimated standalone selling price and the respective performance obligations were complete. We recognized $2.3 million and $6.1 million in development revenue related to these contracts in the three months ended September 30, 2019 and 2018, respectively, and $3.1 million and $8.0 million in the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, in future periods we could receive up to an additional $129.0 million in milestone payments if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our clonoSEQ test.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

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

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal since their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of September 30, 2019. We excluded the commercial milestones and potential royalties from the transaction price as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

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

We recognized revenue of $11.4 million and $26.2 million for the three and nine months ended September 30, 2019, respectively, related to the Genentech collaboration. Costs related to the Genentech collaboration are included in research and development expenses.

4.	Fair Value Measurements

The following tables set forth the fair value of financial assets and liabilities as of September 30, 2019 and December 31, 2018 that were measured at fair value on a recurring basis (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(unaudited)
Financial assets
Money market funds	$86,374	$—	$—	$86,374
Commercial paper	—	136,842	—	136,842
U.S. government debt and agency securities	—	419,011	—	419,011
Corporate bonds	—	77,940	—	77,940
Total financial assets	$86,374	$633,793	$—	$720,167

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$45,998	$—	$—	$45,998
Commercial paper	—	16,887	—	16,887
U.S. government debt and agency securities	—	85,623	—	85,623
Corporate bonds	—	7,478	—	7,478
Total financial assets	$45,998	$109,988	$—	$155,986
Financial liabilities
Convertible preferred stock warrant liability	$—	$—	$336	$336
Total financial liabilities	$—	$—	$336	$336

Level 1 securities include highly liquid money market funds, which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of U.S. government debt securities, U.S. government agency securities, commercial paper and corporate bonds, and are valued based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

Level 3 liabilities that were measured at fair value on a recurring basis consisted of a convertible preferred stock warrant liability. During the nine months ended September 30, 2019 and prior to the completion of our IPO on July 1, 2019, we recognized $2.3 million of expense related to the revaluation of the convertible preferred stock warrant liability in the interest and other income, net line item on our unaudited condensed statements of operations. Immediately prior to the completion of our IPO, the convertible preferred stock warrant liability converted to a common stock warrant and the financial liability was reclassified to the additional paid-in capital line item on our unaudited condensed balance sheet, thereby concluding the need for revaluation.

5.	Investments

Available-for-sale investments consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(unaudited)
Short-term marketable securities
Commercial paper	$136,843	$—	$—	$136,843
U.S. government debt and agency securities	331,770	354	(15)	332,109
Corporate bonds	29,486	49	—	29,535
Total short-term marketable securities	$498,099	$403	$(15)	$498,487
Long-term marketable securities:
U.S. government debt and agency securities	$86,813	$112	$(23)	$86,902
Corporate bonds	48,309	95	—	48,404
Total long-term marketable securities	$135,122	$207	$(23)	$135,306

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$16,887	$—	$—	$16,887
U.S. government debt and agency securities	85,722	—	(99)	85,623
Corporate bonds	7,486	—	(8)	7,478
Total short-term marketable securities	$110,095	$—	$(107)	$109,988

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

The following table presents the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position, as of September 30, 2019 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government debt and agency securities	$53,975	$(38)	$—	$—
Total available-for-sale securities	$53,975	$(38)	$—	$—

We evaluated our securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell the securities, and we do not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2019.

All the commercial paper, U.S. government debt and agency securities and corporate bonds designated as short-term marketable securities have an effective maturity date that is less than one year from September 30, 2019. Those that are designated as long-term marketable securities have an effective maturity date that is more than one year from September 30, 2019.

6.	Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Acquired developed technology	$20,000	$(7,882)	$12,118
Purchased intellectual property	325	(87)	238
Balance at September 30, 2019	$20,325	$(7,969)	$12,356

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(6,636)	$13,364
Purchased intellectual property	325	(63)	262
Balance at December 31, 2018	$20,325	$(6,699)	$13,626

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. (“Sequenta”) in 2015. The remaining balance of the acquired technology and the purchased intellectual property is expected to be amortized over the next approximately 7.3 years.

As of September 30, 2019, expected future amortization expense for intangible assets was as follows (in thousands) (unaudited):

2019	$428
2020	1,698
2021	1,698
2022	1,698
2023	1,698
Thereafter	5,136
Total future amortization expense	$12,356

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

7.	Deferred Revenue

Deferred revenue by revenue classification as of September 30, 2019 and December 31, 2018 was as follows (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Current deferred revenue
Sequencing	$12,419	$11,238
Development	48,850	1,457
Total current deferred revenue	61,269	12,695
Non-current deferred revenue
Sequencing	1,195	516
Development	227,144	188
Total non-current deferred revenue	228,339	704
Total current and non-current deferred revenue	$289,608	$13,399

Genentech deferred revenue represents $47.4 million and $226.4 million of the current and non-current development deferred revenue balances, respectively, at September 30, 2019. In general, the current amounts will be recognized as revenue within 12 months and the non-current amounts will be recognized as revenue over a period of approximately seven to eight years. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on the various development activities.

Changes in deferred revenue during the nine months ended September 30, 2019 were as follows (in thousands):

Deferred revenue balance at December 31, 2018	$13,399
Additions to deferred revenue during the period (unaudited)	312,248
Revenue recognized during the period (unaudited)	(36,039)
Deferred revenue balance at September 30, 2019 (unaudited)	$289,608

As of September 30, 2019, $6.4 million was recognized that was included in the deferred revenue balance at December 31, 2018. As a result of cancelled customer sequencing contracts, we recognized $1.5 million of sequencing revenue during the nine months ended September 30, 2019.

8.	Commitments and Contingencies

Operating Leases

We have entered into various non-cancelable lease agreements for our office and laboratory spaces.

In July 2011, we entered into a non-cancelable lease agreement with a minority shareholder for our current headquarters in Seattle, Washington. The lease terms were subsequently amended multiple times, most recently in August 2019, when we expanded the existing premises. Rent obligations of the expanded premises commence four months after the landlord delivers the expanded premises to us for construction of certain tenant improvements, and the lease term for both the existing premises and the expanded premises ends 142 months after the commencement date of the new lease mentioned below, subject to our option to twice extend the lease for five years. If the new lease mentioned below does not commence, the lease term for the existing premises and the expanded premises ends March 31, 2024. The amended lease also requires us to pay additional amounts for operating and maintenance expenses.

In August 2019, we entered into an operating lease to rent 100,000 square feet in a to-be-constructed building in Seattle, Washington. Shell construction is expected to be completed in 2020. The lease term commences on the date that the landlord delivers the premises to us for construction of certain tenant improvements. Rent obligations commence 10 months thereafter, and the lease term ends 142 months from the date rent commences, subject to our option to twice extend the lease for five years. The lease is cancellable under certain circumstances if the landlord fails to deliver the premises to us by May 1, 2021. We plan to occupy the new building in 2021, once interior construction is finished. In connection with the lease, the landlord agreed to fund $20.0 million in improvements. The lease also requires us to pay additional amounts for operating and maintenance expenses. Furthermore, in connection with the lease, we entered into a letter of credit of $2.1 million with one of our existing financial institutions.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

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

As of September 30, 2019, future minimum lease payments, exclusive of operating and maintenance costs and inclusive of payments to be made under the financing obligation, were as follows (in thousands) (unaudited):

2019	$901
2020	3,963
2021	6,745
2022	10,681
2023	10,985
Thereafter	107,570
Total future minimum lease payments	$140,845

Rent expenses, inclusive of operating and maintenance costs, were $1.3 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $3.6 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively.

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

9.	Shareholders’ Equity

Convertible Preferred Stock

Immediately prior to the completion of our IPO on July 1, 2019, 93,039,737 shares of convertible preferred stock then outstanding converted into an equivalent number of shares of common stock. As of September 30, 2019, no shares of convertible preferred stock were outstanding.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2019, no shares of preferred stock were outstanding.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

Common Stock

We are authorized to issue 340,000,000 shares of common stock. Our common stock has a par value of $0.0001, no preferences or privileges and is not redeemable. Holders of our common stock are entitled to one vote for each share of common stock held. As of September 30, 2019, we had 124,316,080 shares of common stock outstanding.

We have reserved shares of common stock for the following as of September 30, 2019 (unaudited):

Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units ("RSUs") granted	17,495,253
Shares available for future grant under the 2019 Plan	15,474,217
Shares available for future grant under the Employee Stock Purchase Plan	1,551,917
Shares to be issued upon conversion of a common stock warrant	56,875
Total shares of common stock reserved for future issuance	34,578,262

Common Stock Warrants

In connection with two transactions in 2012 and 2013, we granted warrants to purchase up to 55,032 shares of common stock. These warrants were exercisable at any time for a period of ten years from the date of issuance at a weighted-average exercise price of $0.37, except in the case of a warrant to purchase 20,000 shares of common stock at an exercise price of $0.45 per share that would have expired if unexercised prior to the closing of our IPO. On July 1, 2019, we issued 54,792 shares of common stock through both a cash and cashless exercise of the warrants. The impact of these exercises is immaterial to the unaudited condensed financial statements.

Separately, in 2014, we issued a warrant to purchase 56,875 shares of Series C convertible preferred stock at an exercise price of  $2.64. The warrant was exercisable at any time for a period of seven years from the date of issuance. Immediately prior to and in connection with the completion of our IPO, this convertible preferred stock warrant, which was recorded as a financial liability, was converted to a warrant to purchase the same number of shares of common stock. Upon conversion, the financial liability was reclassified to the additional paid-in capital line item on our unaudited condensed balance sheet. The warrant to purchase 56,875 shares of common stock remains outstanding at September 30, 2019.
10.	Equity Incentive Plans

Sequenta 2008 Stock Plan, as amended

In connection with our acquisition of Sequenta in January 2015, we assumed Sequenta’s Equity Incentive Plan (“2008 Plan”), including all outstanding options and shares available for future issuance under the 2008 Plan, which, prior to the completion of our IPO, were all exercisable for Series E-1 convertible preferred stock. Upon completion of our IPO, outstanding options are now exercisable for common stock. While no shares are available for future issuance under this plan, the 2008 Plan continues to govern outstanding equity awards granted thereunder.

Adaptive 2009 Equity Incentive Plan

We adopted an equity incentive plan in 2009 (“2009 Plan”) that provided for the issuance of incentive and nonqualified common stock options, and other share-based awards for employees, directors and consultants. Under the 2009 Plan, the option exercise price for incentive and nonqualified stock options were not to be less than the fair market value of our common stock at the date of grant as determined by our Board of Directors. Options granted under this plan expire no later than ten years from the grant date, and vesting was established at the time of grant. Pursuant to the terms of the 2019 Plan, any shares subject to outstanding options originally granted under the 2009 Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to awards granted under the 2019 Plan. While no shares are available for future issuance under the 2009 Plan, it continues to govern outstanding equity awards granted thereunder.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

2019 Equity Incentive Plan

The 2019 Plan was approved by our shareholders on June 13, 2019 and, pursuant to the resolutions adopted by our Board of Directors, became effective with an initial reserve of 15,519,170 shares immediately prior to and contingent upon the closing of our IPO. The 2019 Plan provides for the issuance of awards in the form of options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the option exercise price per share shall not be less than the fair market value of a share of stock on the grant date of the option, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, options granted under this plan expire no later than ten years from the grant date, and vesting is established at the time of grant.

Changes in shares available for grant during the nine months ended September 30, 2019 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2018	6,827,996
2019 Plan reserve (unaudited)	12,363,202
Options and RSUs granted (unaudited)	(4,084,656)
Options and RSUs forfeited or cancelled (unaudited)	367,675
Shares available for grant at September 30, 2019 (unaudited)	15,474,217

Stock option activity under the 2008 Plan, 2009 Plan and 2019 Plan during the nine months ended September 30, 2019 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2018	15,157,930	$4.52	$41,690
Options granted (unaudited)	4,071,846	9.15
Options forfeited or cancelled (unaudited)	(367,675)	6.08
Options exercised (unaudited)	(1,379,658)	1.67
Options outstanding at September 30, 2019 (unaudited)	17,482,443	5.79	438,968

During the nine months ended September 30, 2019, we granted 12,810 shares of RSUs at a weighted-average grant date fair value per share of $41.63, all of which have not vested and remain outstanding at September 30, 2019.

Fair Value of Options Granted

The estimated fair value of options granted during the nine months ended September 30, 2019 and 2018 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Grant date fair value	$10.08	$6.55
Expected term (in years)	6.06	6.15
Risk-free interest rate	2.4%	2.7%
Expected volatility	68.0%	68.9%
Expected dividend yield	—	—

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of our common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:

Fair value of common stock—The grant date fair value of our common stock has been determined by our Board of Directors with input from management. Prior to the closing of our IPO, the grant date fair value of the common stock was determined using valuation methodologies which utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability (Level 3 inputs). In determining the fair value of the common stock, the methodologies used to estimate the enterprise value were performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For valuations of grants made after the closing of our IPO, our Board of Directors determines the fair value of each share of common stock based on the closing price of our common stock on the date of grant or other relevant determination date, as reported on The Nasdaq Global Select Market.

Expected term—The expected life of options granted to employees and non-employee directors is determined using the “simplified” method, as illustrated in ASC Topic 718, Compensation—Stock Compensation, as we do not have sufficient exercise history to determine a better estimate of expected term. Under this approach, the expected term is presumed to be the average of the weighted-average vesting term and the contractual term of the option.

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

Share-based compensation expense of $3.3 million and $2.6 million was recognized during the three months ended September 30, 2019 and 2018, respectively, and $9.7 million and $8.1 million was recognized during the nine months ended September 30, 2019 and 2018, respectively.

The compensation costs for the three and nine months ended September 30, 2019 and 2018, respectively, related to stock options and RSUs are included on our unaudited condensed statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Cost of revenue	$133	$97	$376	$273
Research and development	943	700	2,838	2,168
Sales and marketing	798	620	2,647	2,169
General and administration	1,461	1,136	3,852	3,493
Total share-based compensation expense	$3,335	$2,553	$9,713	$8,103

At September 30, 2019, unrecognized share-based compensation expense related to unvested stock options was $34.5 million, which is expected to be recognized over a remaining weighted-average period of 3.06 years. Additionally, at September 30, 2019, unrecognized share-based compensation expense related to unvested RSUs was $0.3 million, which is expected to be recognized over a remaining weighted-average period of 0.73 years.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements (Continued)

11.	Net Loss Per Share Attributable to Common Shareholders

Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common shareholders for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Net loss	$(13,950)	$(8,292)	$(47,995)	$(33,176)
Fair value adjustments to redemption value for Series E-1 convertible preferred stock options	—	(4)	(964)	(2)
Net loss attributable to common shareholders, basic and diluted	$(13,950)	$(8,296)	$(48,959)	$(33,178)
Weighted-average shares used in computing net loss per share	124,285,686	12,620,010	50,552,389	12,430,535
Net loss per share attributable to common shareholders, basic and diluted	$(0.11)	$(0.66)	$(0.97)	$(2.67)

Since we were in a loss position for all periods presented, basic net loss per share attributable to common shareholders is the same as diluted net loss per share attributable to common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common shareholders for the three and nine months ended September 30, 2019 and 2018, respectively, as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Convertible preferred stock (on as if converted basis)	—	92,790,094	61,641,506	92,764,348
Stock options issued and outstanding	17,466,409	14,801,784	17,096,516	14,489,718
Unvested restricted stock units	7,380	—	2,487	—
Common stock warrants	56,875	55,032	55,653	55,032
Convertible preferred stock warrant	—	56,875	37,708	56,875
Total	17,530,664	107,703,785	78,833,870	107,365,973

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

We are actively pursuing opportunities to deepen our relationships with current customers and initiate relationships with new customers. We have an experienced, specialty salesforce that is targeting department heads, laboratory directors, principal investigators, core facility directors, clinicians, payors and research scientists and pathologists at leading academic institutions, biopharmaceutical companies, research institutions and contract research organizations. As MRD assessment becomes standard practice for patient management across a range of blood cancers, we believe it will be essential for clinicians and patients to have access to a highly accurate, sensitive and standardized MRD assessment tool. We are focused on establishing and maintaining collaborative relationships with payors, developing health economic evidence and building billing and patient access infrastructure to expand reimbursement coverage for our clinical diagnostics. We continue to seek expanded coverage of our clonoSEQ diagnostic test and in 2019 have successfully expanded coverage through contractual agreements or positive medical policies with Medicare and several of the largest national private health insurers in the United States.

Adaptive Biotechnologies Corporation

We generated revenue of $26.1 million and $60.9 million for the three and nine months ended September 30, 2019, respectively, and $17.2 million and $38.5 million for the three and nine months ended September 30, 2018, respectively. Our net losses were $14.0 million and $48.0 million for the three and nine months ended September 30, 2019, respectively, and $8.3 million and $33.2 million for the three and nine months ended September 30, 2018, respectively. We have funded our operations to date principally from the sale of common and convertible preferred stock, and to a lesser extent sequencing and development revenue. As of September 30, 2019 and December 31, 2018, we had cash, cash equivalents and marketable securities of $708.7 million and $165.0 million, respectively. In December 2018, we entered into the Genentech Agreement pursuant to which we received a $300.0 million initial upfront payment in February 2019, may be eligible to receive approximately $1.8 billion over time, including payments upon achievement of specified development, regulatory and commercial milestones, and may receive additional royalties on sales of products commercialized under this agreement.

Initial Public Offering

On July 1, 2019, we completed our IPO in which we issued and sold 17,250,000 shares of common stock, including shares issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $20.00 per share. We received $315.9 million in net proceeds, after deducting underwriting discounts and commissions of $24.1 million and offering expenses of $5.0 million. Immediately prior to the completion of our IPO, 93,039,737 shares of convertible preferred stock then outstanding converted into an equivalent number of shares of common stock.

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

For our clinical customers, we derive revenue from providing our clonoSEQ test report to ordering physicians. We bill commercial payors and medical institutions based on tests delivered to ordering physicians. Amounts paid for clonoSEQ diagnostic tests by commercial payors and medical institutions vary based on respective reimbursement rates and patient responsibilities, which may vary from our targeted list price. To date, the majority of our clonoSEQ diagnostic test revenue has been received from medical institutions. We recognize clinical revenue by evaluating customer payment history, contracted reimbursement rates, if applicable, and other adjustments to estimate the amount of revenue that is collectible. As of December 31, 2018, we did not have reimbursement available to us through any government payors for clonoSEQ.

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

We expect revenue to increase over the long term, particularly as the mix of revenue migrates to clinical diagnostics and drug discovery. The pace by which this mix migrates will be determined by the level of customer adoption and frequency of use of our products and services. Our revenue may fluctuate from period to period due to the uncertain nature of delivery of our products and services and milestone achievement.

Adaptive Biotechnologies Corporation

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

Research and Development Expenses

Research and development expenses consist of laboratory materials costs, personnel-related expenses, allocated facility costs, information technology and contract service expenses. Research and development activities support further development and refinement of existing assays and products, discovery of new technologies and investments into our immune medicine platform. We also include in research and development expenses the costs associated with software development activities to support laboratory scaling and workflow, as well as development of applications to support future commercial opportunities. We are currently conducting research and development activities for several products and services, and we typically use our laboratory materials, personnel, facilities, information technology and other development resources across multiple development programs. Additionally, certain of these research and development activities benefit more than one of our product opportunities. We do not track research and development expenses by specific product candidates.

A component of our research and development activities is supporting clinical and analytical validations to obtain regulatory approval for future clinical products and services. Additionally, the costs to support our Genentech Agreement are a component of our research and development activities. Some of these activities have generated and may in the future generate development revenue.

We expect our research and development expenses to continue to increase in absolute dollars as we innovate and expand the application of our platform. However, we expect research and development expenses to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts.

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

We expect our sales and marketing expenses to increase in absolute dollars as we expand our commercial sales, marketing and business development teams and increase marketing activities to drive awareness and adoption of our products and services. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term, subject to fluctuations from period to period due to the timing and magnitude of these expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, including share-based compensation, salaries and benefits for our personnel in executive, legal, finance and accounting, human resources and other administrative functions, including third-party billing services. In addition, these expenses include insurance costs, external legal costs, accounting and tax service expenses, consulting fees and allocated facilities costs.

We expect our general and administrative expenses to continue to increase in absolute dollars as we increase headcount and incur costs associated with operating as a public company, including expenses related to legal, accounting, regulatory matters, maintaining compliance with exchange listing and requirements of the SEC, director and officer insurance premiums and investor relations. Though expected to increase in absolute dollars, we expect these expenses to decrease as a percentage of revenue in the long term as revenue increases.

Adaptive Biotechnologies Corporation

Statements of Operations Data and Other Financial and Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Revenue
Sequencing revenue	$11,683	$8,463	$29,631	$22,524
Development revenue	14,375	8,725	31,231	15,947
Total revenue	26,058	17,188	60,862	38,471
Operating expenses
Cost of revenue	5,601	5,360	16,323	14,393
Research and development	20,506	9,783	49,516	28,090
Sales and marketing	9,099	6,039	25,813	16,415
General and administrative	8,477	4,739	22,143	13,914
Amortization of intangible assets	428	428	1,270	1,271
Total operating expenses	44,111	26,349	115,065	74,083
Loss from operations	(18,053)	(9,161)	(54,203)	(35,612)
Interest and other income, net	4,103	869	6,208	2,436
Net loss	(13,950)	(8,292)	(47,995)	(33,176)
Fair value adjustment to Series E-1 convertible preferred stock options	—	(4)	(964)	(2)
Net loss attributable to common shareholders	$(13,950)	$(8,296)	$(48,959)	$(33,178)
Net loss per share attributable to common shareholders, basic and diluted	$(0.11)	$(0.66)	$(0.97)	$(2.67)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	124,285,686	12,620,010	50,552,389	12,430,535
Other Financial and Operating Data:
Adjusted EBITDA (1)	$(12,655)	$(5,143)	$(38,774)	$(23,102)

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

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Revenue
Sequencing revenue	$11,683	$8,463	$3,220	38%	45%	49%
Development revenue	14,375	8,725	5,650	65	55	51
Total revenue	$26,058	$17,188	$8,870	52%	100%	100%

Total revenue was $26.1 million for the three months ended September 30, 2019 compared to $17.2 million for the three months ended September 30, 2018, representing an increase of $8.9 million, or 52%.

Adaptive Biotechnologies Corporation

Sequencing revenue increased to $11.7 million for the three months ended September 30, 2019, representing an increase of $3.2 million, or 38%. The increase in sequencing revenue was primarily attributable to an increase of $2.0 million in revenue generated from biopharmaceutical and academic customers, including an increase in revenue recognized from cancelled projects of $0.5 million, and a $1.2 million increase in revenue generated from clinical customers.

Research sequencing volume increased by 25% to 10,618 sequences delivered in the three months ended September 30, 2019 from 8,466 sequences delivered in the three months ended September 30, 2018. Clinical sequencing volume increased by 36% to 2,551 clinical tests delivered in the three months ended September 30, 2019 from 1,879 clinical tests delivered in the three months ended September 30, 2018.

Development revenue increased to $14.4 million for the three months ended September 30, 2019, representing an increase of $5.7 million, or 65%. The increase was primarily attributable to $11.4 million of revenue generated from the Genentech Agreement, partially offset by a $3.8 million decrease in revenue generated from MRD development agreements, largely due to a $4.0 million decrease in regulatory milestones, and a $1.9 million decrease in revenue generated from translational agreements.

Cost of Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Cost of revenue	$5,601	$5,360	$241	4%	21%	31%

Cost of revenue was $5.6 million for the three months ended September 30, 2019, compared to $5.4 million for the three months ended September 30, 2018, representing an increase of $0.2 million, or 4%. The increase in cost of revenue was primarily attributable to a $0.4 million increase in the cost of overhead due to the production laboratory expansion and increased sample volumes, partially offset by a $0.1 million decrease in cost of materials primarily due to mix to lower cost assays.

Research and Development

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Research and development	$20,506	$9,783	$10,723	110%	79%	57%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended September 30,
(in thousands)	2019	2018	Change
	(unaudited)
Research and development materials and allocated production laboratory expenses	$10,313	$3,534	$6,779
Personnel expenses	7,146	4,631	2,515
Allocable facilities and information technology expenses	900	701	199
Software and cloud services expenses	810	404	406
Depreciation and other expenses	1,337	513	824
Total	$20,506	$9,783	$10,723

Research and development expenses were $20.5 million for the three months ended September 30, 2019, compared to $9.8 million for the three months ended September 30, 2018, representing an increase of $10.7 million, or approximately 110%. The increase was primarily attributable to $6.8 million in additional cost of materials and allocated production laboratory expenses primarily related to supporting our TCR drug discovery efforts, TCR-Antigen Map development and clonoSEQ efforts, and a $2.5 million increase in personnel costs. The overall change also resulted from a $0.8 million increase in depreciation and other expenses, $0.4 million increase in software and cloud services and $0.2 million increase in allocated facilities and information technology expenses.

Adaptive Biotechnologies Corporation

Sales and Marketing

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Sales and marketing	$9,099	$6,039	$3,060	51%	35%	35%

Sales and marketing expenses were $9.1 million for the three months ended September 30, 2019, compared to $6.0 million for the three months ended September 30, 2018, representing an increase of $3.1 million, or approximately 51%. The increase was primarily attributable to $2.1 million in additional personnel costs, $0.6 million in additional customer event expenses, $0.2 million in additional consulting fees and $0.1 million in additional travel and entertainment related expenses.

General and Administrative

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
General and administrative	$8,477	$4,739	$3,738	79%	33%	28%

General and administrative expenses were $8.5 million for the three months ended September 30, 2019, compared to $4.7 million for the three months ended September 30, 2018, representing an increase of approximately $3.7 million, or approximately 79%. The increase was primarily attributable to $1.7 million in additional personnel costs, $1.0 million in additional insurance expenses primarily related to public company director and officer coverage, $0.2 million in additional travel and entertainment related expenses and $0.2 million in additional legal, tax and accounting fees.

Interest and Other Income, Net

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Interest and other income, net	$4,103	$869	$3,234	372%	16%	5%

Interest and other income, net was $4.1 million for the three months ended September 30, 2019, compared to $0.9 million for the three months ended September 30, 2018, representing an increase of $3.2 million, or approximately 372%. The increase was primarily attributable to an increase in interest earned on and investment amortization of a larger portfolio.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Revenue
Sequencing revenue	$29,631	$22,524	$7,107	32%	49%	59%
Development revenue	31,231	15,947	15,284	96	51	41
Total revenue	$60,862	$38,471	$22,391	58%	100%	100%

Total revenue was $60.9 million for the nine months ended September 30, 2019 compared to $38.5 million for the nine months ended September 30, 2018, representing an increase of $22.4 million, or 58%.

Sequencing revenue increased to $29.6 million for the nine months ended September 30, 2019, representing an increase of $7.1 million, or 32%. The increase in sequencing revenue was primarily attributable to an increase of $4.3 million in revenue generated from biopharmaceutical and academic customers, including an increase in revenue recognized from cancelled customer projects of $1.1 million, and a $2.8 million increase in revenue generated from clinical customers.

Adaptive Biotechnologies Corporation

Research sequencing volume increased by 8% to 24,593 sequences delivered in the nine months ended September 30, 2019 from 22,781 sequences delivered in the nine months ended September 30, 2018. Clinical sequencing volume increased by 41% to 6,950 clinical tests delivered in the nine months ended September 30, 2019 from 4,932 clinical tests delivered in the nine months ended September 30, 2018.

Development revenue increased to $31.2 million for the nine months ended September 30, 2019, representing an increase of $15.3 million, or 96%. The increase was primarily attributable to $26.2 million of revenue generated from the Genentech Agreement, partially offset by a $6.0 million decrease in revenue generated from translational agreements and a $4.9 million decrease in revenue generated from MRD development agreements, inclusive of a $4.0 million decrease in regulatory milestones.

Cost of Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Cost of revenue	$16,323	$14,393	$1,930	13%	27%	37%

Cost of revenue was $16.3 million for the nine months ended September 30, 2019, compared to $14.4 million for the nine months ended September 30, 2018, representing an increase of $1.9 million, or 13%. The increase in cost of revenue was primarily attributable to an increase of $1.9 million in the cost of overhead due to the production laboratory expansion and increased sample volumes, partially offset by a $0.1 million decrease in computer and software expenses.

Research and Development

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Research and development	$49,516	$28,090	$21,426	76%	81%	73%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
	(unaudited)
Research and development materials and allocated production laboratory expenses	$22,962	$10,712	$12,250
Personnel expenses	19,518	13,045	6,473
Allocable facilities and information technology expenses	2,503	2,085	418
Software and cloud services expenses	1,538	857	681
Depreciation and other expenses	2,995	1,391	1,604
Total	$49,516	$28,090	$21,426

Research and development expenses were $49.5 million for the nine months ended September 30, 2019, compared to $28.1 million for the nine months ended September 30, 2018, representing an increase of $21.4 million, or 76%. The increase was primarily attributable to $12.3 million in additional cost of materials and allocated production laboratory expenses primarily related to supporting our TCR drug discovery efforts and TCR-Antigen Map development, and $6.5 million in additional personnel costs. The overall change also resulted from increases in depreciation and other expenses of $1.6 million, additional software and cloud service costs of $0.7 million and an increase in allocable facilities and information technology costs of $0.4 million.

Sales and Marketing

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Sales and marketing	$25,813	$16,415	$9,398	57%	42%	43%

Adaptive Biotechnologies Corporation

Sales and marketing expenses were $25.8 million for the nine months ended September 30, 2019, compared to $16.4 million for the nine months ended September 30, 2018, representing an increase of $9.4 million, or 57%. The increase was primarily attributable to $6.0 million in additional personnel costs, $1.8 million in additional travel, entertainment and customer event related expenses and $1.2 million in additional consulting and marketing fees. An additional $0.2 million in computer and software expenses and $0.1 million increase in medical advisory expenses also contributed to the overall increase.

General and Administrative

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
General and administrative	$22,143	$13,914	$8,229	59%	36%	36%

General and administrative expenses were $22.1 million for the nine months ended September 30, 2019, compared to $13.9 million for the nine months ended September 30, 2018, representing an increase of $8.2 million, or 59%. The increase was primarily attributable to $3.4 million in additional personnel costs, $1.3 million in additional business taxes largely due to the Genentech upfront payment received in February 2019, a $1.1 million increase in insurance expense primarily related to public company director and officer coverage and $1.0 million in additional legal, tax, accounting and consultant fees.

Interest and Other Income, Net

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2019	2018	$	%	2019	2018
	(unaudited)
Interest and other income, net	$6,208	$2,436	$3,772	155%	10%	6%

Interest and other income, net was $6.2 million for the nine months ended September 30, 2019, compared to $2.4 million for the nine months ended September 30, 2018, representing an increase of $3.8 million, or approximately 155%. The increase was primarily attributable to a $6.1 million increase in interest earned on and investment amortization of a larger portfolio, partially offset by the $2.3 million impact of revaluing a convertible preferred stock warrant liability in 2019.

Adaptive Biotechnologies Corporation

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

The following is a reconciliation of our net loss to Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Net loss	$(13,950)	$(8,292)	$(47,995)	$(33,176)
Interest and other income, net	(4,103)	(869)	(6,208)	(2,436)
Income tax (benefit) expense	—	—	—	—
Depreciation and amortization expense	2,063	1,465	5,716	4,407
Share-based compensation expense (1)	3,335	2,553	9,713	8,103
Adjusted EBITDA	$(12,655)	$(5,143)	$(38,774)	$(23,102)

(1) Represents share-based compensation expense related to option and RSU awards. See Note 10 to our unaudited condensed financial statements appearing elsewhere in this report for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through December 31, 2018. As of September 30, 2019, we had an accumulated deficit of $344.9 million.

We have funded our operations to date principally from the sale of convertible preferred and common stock, including the sale of common stock in our IPO, and, to a lesser extent, sequencing and development revenue. In December 2018, we entered into the Genentech Agreement pursuant to which we received a $300.0 million initial upfront payment in February 2019, may receive approximately $1.8 billion over time, including payments upon achievement of specified development, regulatory and commercial milestones, and may receive additional royalties on sales of products commercialized under this agreement. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $708.7 million.

Adaptive Biotechnologies Corporation

We believe our cash flows from operations and our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our commercial and marketing activities associated with our clinical products and services, continued research and development initiatives for our pipeline candidates and drug discovery initiatives, ongoing investments into our immune medicine platform and scaling of our laboratory operations with our anticipated growth. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government debt securities, commercial paper and corporate bonds.

As revenue from sales of immunoSEQ and clonoSEQ is expected to grow, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements. Moreover, we expect to incur additional costs associated with operating as a public company, including expenses related to legal, accounting, regulatory matters and exchange listing and SEC compliance matters, as well as director and officer insurance premiums and investor relations.

If our available cash, cash equivalents and marketable securities balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our shareholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. Additional capital may not be available on reasonable terms, or at all.

Cash Flows

The following table summarizes our uses and sources of cash for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Net cash provided by (used in) operating activities	$232,195	$(26,849)
Net cash used in investing activities	(528,377)	(26,893)
Net cash provided by financing activities	318,170	970

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2019 was $232.2 million, which was primarily attributable to a net change in our operating assets and liabilities of $266.1 million, non-cash share-based compensation of $9.7 million, non-cash depreciation and amortization of $2.2 million and a $2.3 million fair value adjustment of our convertible preferred stock warrant liability caused by an increase in valuation of our common stock, partially offset by a net loss of $48.0 million. The net change in our operating assets and liabilities reflects an increase in deferred revenue of $276.2 million, primarily due to the $300.0 million upfront payment by Genentech, and an increase in accounts payable and accrued liabilities of $3.1 million, primarily due to increased headcount and growth in operating expenditures, as well as the timing of vendor payments. These increases were partially offset by an increase in accounts receivable of $4.4 million, primarily due to an increase in clinical billings, as well as an increase in sequencing revenue paid in arrears rather than upfront by biopharmaceutical customers, an increase in prepaid expenses and other current assets of $6.8 million, primarily due to prepaid insurance and prepaid software, an increase in inventory of $0.8 million to support the growth in laboratory operations, reductions in deferred rent of $0.6 million due to increased rent payments, and a $0.5 million security deposit.

Adaptive Biotechnologies Corporation

Cash used in operating activities during the nine months ended September 30, 2018 was $26.8 million, which was primarily attributable to a net loss of $33.2 million and a net reduction in our operating assets and liabilities of $5.3 million, partially offset by non-cash share-based compensation of $8.1 million and non-cash depreciation and amortization of $3.6 million. The net reduction in our operating assets and liabilities primarily reflects an increase in accounts receivable of $6.8 million, primarily due to achievement of a $6.0 million regulatory milestone, an increase in inventory of $2.3 million to support growth in revenue and research and development activities, an increase in prepaid expenses and other current assets of $0.9 million, primarily due to prepaid software and prepaid conferences, and reductions in deferred rent of $0.4 million due to increased rent payments, all of which were partially offset by a $3.6 million increase in deferred revenue, primarily due to upfront payments from MRD biopharmaceutical agreements, and an increase in accounts payable and accrued liabilities of $1.7 million, primarily due to growth in operating expenditures and timing of vendor payments.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2019 was $528.4 million, which was primarily attributable to purchases of marketable securities of $772.1 million and purchases of property and equipment of $8.8 million, partially offset by proceeds from maturities of marketable securities of $252.5 million.

Cash used in investing activities during the nine months ended September 30, 2018 was $26.9 million, which was primarily attributable to purchases of marketable securities of $137.1 million and purchases of property and equipment of $3.8 million, partially offset by proceeds from maturities of marketable securities of $114.0 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2019 was $318.2 million, which was primarily attributable to proceeds from our IPO, net of underwriting discounts and commissions, of $320.9 million, and proceeds from the exercise of stock options of $2.3 million, partially offset by the payment of deferred IPO costs of $5.0 million.

Cash provided by financing activities during the nine months ended September 30, 2018 was $1.0 million, which was primarily attributable to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2019, which represents contractually committed future obligations (in thousands):

	Expected Payments by Period
	Total	2019	2020-2021	2022-2023	More Than 5 Years
	(unaudited)
Operating lease obligations(1)	$140,845	$901	$10,708	$21,666	$107,570
Purchase commitments(2)	13,669	5,208	6,526	1,696	240
Total	$154,514	$6,109	$17,234	$23,362	$107,810

(1) We lease office and laboratory space in Seattle, Washington and South San Francisco, California. Please see Note 8 of our unaudited condensed financial statements for additional information pertaining to operating lease commitments, including the amendment to our headquarters' lease and the new lease we entered into in August 2019.

(2) Purchase commitments include commitments for cloud data storage through our collaboration with Microsoft, commitments to support clinical trials utilizing clonoSEQ, software and service license commitments, and minimum commitments for laboratory material suppliers.

Adaptive Biotechnologies Corporation

Net Operating Loss Carryforwards

Utilization of our NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis and have determined there are no permanent limitations on the utilization of approximately $186.9 million of our federal NOLs as of December 31, 2018. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2018. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we have not had any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

We have prepared our financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas, including, but not limited to, estimates of progress to date for certain performance obligations and transaction price for certain contracts with customers, share-based compensation, including the fair value of stock, the provision for income taxes, including related reserves, and goodwill, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

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

Adaptive Biotechnologies Corporation

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of September 30, 2019, we had cash and cash equivalents of $74.9 million, held primarily in cash deposits and money market funds. Our marketable securities are held in U.S. government debt securities, commercial paper and corporate bonds. As of September 30, 2019, we had short-term and long-term marketable securities of $633.8 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. As of September 30, 2019, a hypothetical 100 basis point increase in interest rates would have resulted in an approximate $4.0 million decline of the fair value of our available-for-sale securities. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Not applicable.

Use of Proceeds from our IPO

On July 1, 2019, we closed our IPO, in which we issued and sold 17,250,000 shares of our common stock, including the full exercise of the underwriters’ over-allotment option, at a public offering price of $20.00 per share for an aggregate offering price of $345.0 million. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc. acted as joint lead book-running managers for the offering. Cowen and Company, LLC and Guggenheim Securities, LLC acted as book-running managers for the offering. William Blair & Company, L.L.C. and BTIG, LLC acted as co-managers for the offering. All of the shares of common stock issued and sold in the offering were registered under the Securities Act of 1933, as amended pursuant to a registration statement on Form S-1 (File No. 333-231838), which was declared effective by the SEC on June 26, 2019.  Following the sale of these shares, the offering terminated.

Net proceeds to us were $315.9 million after deducting aggregate underwriting discounts and commissions of $24.1 million and offering expenses of $5.0 million. Cash used since the IPO as described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report represents the proceeds used during the three months ended September 30, 2019. No payments were made by us to directors, officers or persons owning 10% or more of any class of our equity securities or to any of our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Adaptive Biotechnologies Corporation

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws	8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019	S-1	333-231838	4.1	5/30/2019
10.1	Sixth Amendment to Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 11, LLC, dated August 2, 2019	8-K	001-38957	10.1	8/7/2019
10.2	Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 12, LLC, dated August 2, 2019	8-K	001-38957	10.2	8/7/2019
10.3†	IVD Test Kit Development and Supply Agreement between Illumina, Inc. and Adaptive Biotechnologies Corporation, effective September 23, 2019					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)					X

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

Adaptive Biotechnologies Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adaptive Biotechnologies Corporation

Date: November 12, 2019	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Chad Cohen
Chad Cohen
Chief Financial Officer (Principal Financial and Accounting Officer)