Form 10-Q
period 2020-03-31
Adaptive Biotechnologies Corp
filed 2020-05-12
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 126,887,606 shares of common stock, $0.0001 par value per share, outstanding.

Adaptive Biotechnologies Corporation

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements contained in this report other than statements of historical fact are forward-looking statements, which include but are not limited to, statements about:

•

our ability to leverage and extend our immune medicine platform to discover, develop and commercialize our products and services, particularly in light of the novelty of immune medicine and our methods;

•	our ability to obtain regulatory clearance, authorization and approval for such products and services;
•

our collaboration with Genentech, Inc. (“Genentech”) and ability to develop and commercialize cellular therapeutics, including our ability to achieve milestones and realize the intended benefits of the collaboration;

•	our ability to develop a map of the interaction between the immune system and disease (“TCR-Antigen Map”) and yield insights from it that are commercially viable;
•

our expected reliance on collaborators for development and clinical testing of potential diagnostic and therapeutic product candidates, which may fail at any time due to a number of possible unforeseen events; and

•

the potential adverse effect on our business, operations and plans or timelines (including those plans and timelines related to expansion initiatives and clinical development) resulting from a health epidemic or pandemic, including the recent COVID-19 pandemic.

The forward-looking statements in this report also include statements regarding our ability to develop, commercialize and achieve market acceptance of our current and planned products and services, our research and development efforts, and other matters regarding our business strategies, use of capital, results of operations and financial position, and plans and objectives for future operations.  In some cases, you can identify forward-looking statements by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and other factors are described under “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in other documents we file with the Securities and Exchange Commission from time to time. We caution you that forward-looking statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.  As a result, the forward-looking statements may not prove to be accurate. The forward-looking statements in this report represent our views as of the date of this report.

We undertake no obligation to update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our” and similar references refer to Adaptive Biotechnologies Corporation.

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$212,688	$96,576
Short-term marketable securities (amortized cost of $340,952 and $479,791, respectively)	342,485	480,290
Accounts receivable, net	9,382	12,676
Inventory	10,518	9,069
Prepaid expenses and other current assets	9,573	14,079
Total current assets	584,646	612,690
Long-term assets
Property and equipment, net	24,952	60,355
Operating lease right-of-use assets	31,058	—
Long-term marketable securities (amortized cost of $98,847 and $105,263, respectively)	100,618	105,435
Restricted cash	2,138	2,138
Intangible assets, net	11,504	11,928
Goodwill	118,972	118,972
Other assets	998	784
Total assets	$874,886	$912,302
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$3,895	$4,453
Accrued liabilities	3,804	4,371
Accrued compensation and benefits	4,177	8,124
Current portion of deferred rent	—	371
Current operating lease liabilities	1,502	—
Current deferred revenue	64,572	60,994
Total current liabilities	77,950	78,313
Long-term liabilities
Deferred rent liability, less current portion	—	6,918
Operating lease liabilities, less current portion	36,545	—
Financing obligation	—	36,607
Deferred revenue, less current portion	208,828	219,332
Other long-term liabilities	—	93
Total liabilities	323,323	341,263
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at March 31, 2020 and December 31, 2019; 126,621,829 and 125,238,142 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	12	12
Additional paid-in capital	945,026	935,834
Accumulated other comprehensive gain	3,313	671
Accumulated deficit	(396,788)	(365,478)
Total shareholders’ equity	551,563	571,039
Total liabilities and shareholders’ equity	$874,886	$912,302

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Sequencing revenue	$9,469	$6,083
Development revenue	11,441	6,583
Total revenue	20,910	12,666
Operating expenses
Cost of revenue	5,343	4,988
Research and development	23,935	12,483
Sales and marketing	14,007	7,817
General and administrative	11,821	7,004
Amortization of intangible assets	424	419
Total operating expenses	55,530	32,711
Loss from operations	(34,620)	(20,045)
Interest and other income, net	2,894	1,659
Income tax benefit	323	—
Net loss	(31,403)	(18,386)
Fair value adjustment to Series E-1 convertible preferred stock options	—	(254)
Net loss attributable to common shareholders	$(31,403)	$(18,640)
Net loss per share attributable to common shareholders, basic and diluted	$(0.25)	$(1.45)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	126,058,389	12,886,087

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(31,403)	$(18,386)
Change in unrealized gain on investments	2,642	199
Comprehensive loss	$(28,761)	$(18,187)

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Convertible Preferred Stock and Shareholders’ (Deficit) Equity

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2018	92,790,094	$560,858	12,841,536	$1	$37,902	$(107)	$(295,908)	$(258,112)
Issuance of common stock for cash upon exercise of stock options	—	—	89,000	—	33	—	—	33
Issuance of Series E-1 convertible preferred stock for cash upon exercise of Series E-1 convertible preferred stock options at fair value	233,600	98	—	—	—	—	—	—
Change in redemption value for vested Series E-1 convertible preferred stock options	—	254	—	—	—	—	(254)	(254)
Common stock option share-based compensation	—	—	—	—	3,046	—	—	3,046
Other comprehensive income	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(18,386)	(18,386)
Balance at March 31, 2019	93,023,694	$561,210	12,930,536	$1	$40,981	$92	$(314,548)	$(273,474)

Balance at December 31, 2019	—	$—	125,238,142	$12	$935,834	$671	$(365,478)	$571,039
Adjustments to accumulated deficit for adoption of guidance on accounting for leases	—	—	—	—	—	—	93	93
Issuance of common stock for cash upon exercise of stock options	—	—	1,381,437	—	4,517	—	—	4,517
Vesting of restricted stock units	—	—	2,250	—	—	—	—	—
Common stock option and restricted stock unit share- based compensation	—	—	—	—	4,675	—	—	4,675
Other comprehensive income	—	—	—	—	—	2,642	—	2,642
Net loss	—	—	—	—	—	—	(31,403)	(31,403)
Balance at March 31, 2020	—	$—	126,621,829	$12	$945,026	$3,313	$(396,788)	$551,563

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(31,403)	$(18,386)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,554	1,364
Noncash lease expense	631	—
Share-based compensation expense	4,675	3,046
Intangible assets amortization	424	419
Investment amortization	(556)	(618)
Fair value adjustment of convertible preferred stock warrant	—	18
Benefit from income tax	(323)	—
Other	114	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,278	741
Inventory	(1,449)	(17)
Prepaid expenses and other current assets	3,526	(3,732)
Accounts payable and accrued liabilities	(4,603)	(377)
Deferred rent	—	(235)
Operating lease liabilities	(333)	—
Deferred revenue	(6,926)	296,080
Other	(215)	—
Net cash (used in) provided by operating activities	(31,606)	278,303
Investing activities
Purchases of property and equipment	(2,963)	(3,831)
Purchases of marketable securities	(107,747)	(270,860)
Proceeds from sales and maturities of marketable securities	253,469	52,515
Net cash provided by (used in) investing activities	142,759	(222,176)
Financing activities
Proceeds from exercise of stock options	4,959	130
Other	—	(6)
Net cash provided by financing activities	4,959	124
Net increase in cash, cash equivalents and restricted cash	116,112	56,251
Cash, cash equivalents and restricted cash at beginning of year	98,714	55,091
Cash, cash equivalents and restricted cash at end of period	$214,826	$111,342
Noncash investing and financing activities
Purchases of equipment included in accounts payable and accrued liabilities	$627	$423
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,825
Derecognition of lease financing arrangements upon adoption of guidance on accounting for leases	$36,607	$—

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Financial Statements

(unaudited)

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

Unaudited Interim Condensed Financial Statements

In our opinion, the accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information. These unaudited condensed financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying unaudited condensed financial statements should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020.

Restricted Cash

We are required to maintain certain balances under lease arrangements for our property and facility leases. We had restricted cash of $2.1 million as of March 31, 2020 and December 31, 2019.

Adaptive Biotechnologies Corporation

Leases

We determine if an arrangement contains a lease at inception. We have operating lease agreements for the laboratory and office facilities that we occupy, as well as server space. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the date the underlying asset becomes available for our use and are based on the present value of the future minimum lease payments over the lease term. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. As our leases generally do not provide an implicit interest rate, the present value of our future minimum lease payments is determined using our incremental borrowing rate. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term and is based on the information available to us at the lease commencement date, or as of January 1, 2020 for commenced leases that existed as of our adoption of the new lease standard, discussed in more detail below.

Certain of our leases contain options to extend or terminate the lease; lease terms are adjusted for these options only when it is reasonably certain we will exercise these options. Our lease agreements do not contain residual value guarantees or covenants.

We have made a policy election regarding our real estate leases not to separate nonlease components from lease components, to the extent they are fixed. Nonlease components that are not fixed are expensed as incurred as variable lease expense. Our leases for laboratory and office facilities typically include variable nonlease components, such as common-area maintenance costs. We have also elected not to record on the balance sheet a lease that has a lease term of twelve months or less and does not contain a purchase option that we are reasonably certain to exercise.

Lease expense is recognized on a straight-line basis over the terms of the leases. Incentives granted under our facilities leases, including rent holidays, are recognized as adjustments to lease expense on a straight-line basis over the terms of the leases.

Concentrations of Risk

We are subject to a concentration of risk from a limited number of suppliers, or in some cases, single suppliers for some of our laboratory instruments and materials. This risk is managed by targeting a quantity of surplus stock.

Cash, cash equivalents and marketable securities are financial instruments that potentially subject us to concentrations of credit risk. We invest in money market funds, United States (“U.S.”) government debt securities, U.S. government agency securities, commercial paper and corporate bonds with high-quality accredited financial institutions.

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

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the periods presented were as follows:

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31,	December 31,
	2020	2019	2020	2019
Customer A	*%	*%	22.0%	41.8%
Customer D	*	*	13.7	*
Genentech, Inc.	54.4	49.8	*	*
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

For clinical customers, we derive revenues from providing our clonoSEQ test report to ordering physicians, and we bill and receive payments from medical institutions, commercial and government third-party payors. In these transactions, we have identified one performance obligation: the delivery of a clonoSEQ report. As payment from the respective payors may vary based on the various reimbursement rates and patient responsibilities, we consider the transaction price to be variable and record an estimate of the transaction price, subject to the constraint for variable consideration, as revenue at the time of delivery. The estimate of transaction price is based on historical and expected reimbursement rates with the various payors, which are monitored in subsequent periods and adjusted as necessary based on actual collection experience.

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

Development Revenue

We derive revenue by providing services through development agreements to biopharmaceutical customers who seek access to our immune medicine platform technologies. We generate revenues from the delivery of professional support activities pertaining to the use of our proprietary immunoSEQ and clonoSEQ services in the development of the respective customers’ initiatives. The transaction price for these contracts may consist of a combination of non-refundable upfront fees, separately priced sequencing fees, progress based milestones and regulatory milestones. The development agreements may include single or multiple performance obligations, depending on the contract. For certain contracts, we may perform services to support the biopharmaceutical customers’ regulatory submission as part of their registrational trials. These services include regulatory support pertaining to our technology intended to be utilized as part of the submission, development of analytical plans for our sequencing data, participation on joint research committees and assistance in completing a regulatory submission. Generally, these services are not distinct within the context of the contract, and they are accounted for as a single performance obligation.

When sequencing services are separately priced customer options, we assess if a material right exists and, if not, the customer option to purchase additional sequencing services is not considered part of the contract. Except for any non-refundable upfront fees, the other forms of compensation represent variable consideration. Variable consideration related to progress based and regulatory milestones is estimated using the most likely amount method where variable consideration is constrained until it is probable that a significant reversal of cumulative revenue recognized will not occur. Progress milestones, such as the first sample result delivered or final patient enrollment in a customer trial, are customer dependent and are included in the transaction price when the respective milestone is probable of occurring. Milestone payments that are not within our customers’ control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Determining whether regulatory milestone payments are probable is an area that requires significant judgment. In making this assessment, we evaluate scientific, clinical, regulatory and other risks that must be managed, as well as the level of effort and investment required to achieve the respective milestone.

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

Adaptive Biotechnologies Corporation

Net Loss Per Share Attributable to Common Shareholders

We calculate basic net loss per share attributable to common shareholders by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, common stock warrants, stock options, restricted stock units, shares issuable pursuant to the employee stock purchase plan, shares subject to repurchase from early exercised options and contingently issuable shares are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common shareholders, as their effect is anti-dilutive.

Prior to the closing of our initial public offering in July 2019 and the conversion of our convertible preferred stock into common stock, we calculated our basic and diluted net loss per share attributable to common shareholders in conformity with the two-class method required for companies with participating securities. We considered our convertible preferred stock to be participating securities. In the event a dividend had been declared or paid on common stock, holders of convertible preferred stock would have been entitled to a share of such dividend in proportion to the holders of common stock on an as-if converted basis. Under the two-class method, basic net loss per share attributable to common shareholders is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Net loss attributable to common shareholders is determined by allocating undistributed earnings between common and preferred shareholders. The net loss attributable to common shareholders was not allocated to the convertible preferred stock under the two-class method, as the convertible preferred stock did not have a contractual obligation to share in our losses. The diluted net loss per share attributable to common shareholders was computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, common stock warrants and stock options were considered common stock equivalents but were excluded from the calculation of diluted net loss per share attributable to common shareholders, as their effect was anti-dilutive.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets and disclosing key information about leasing arrangements. We adopted the guidance effective January 1, 2020 using the optional transition method described in ASU 2018-11, Leases (Topic 842) Targeted Improvements. Under the optional transition method, we recognized a cumulative-effect adjustment in the period of adoption. Prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting under ASC 840, Leases (“ASC 840”).

In adopting the new standard, we utilized certain practical expedients available. These practical expedients include waiving reassessment of 1) whether any expired or existing contracts are or contain leases; 2) lease classification of expired or existing leases; and 3) initial direct costs for existing leases. We also elected to use hindsight in determining the lease term and in assessing impairment of our right-of-use assets. Furthermore, we have made a policy decision regarding our real estate leases not to separate nonlease components from lease components, to the extent they are fixed. We have also elected not to record on the balance sheet a lease that has a lease term of twelve months or less and does not contain a purchase option that we are reasonably certain to exercise.

The standard had a material impact on our unaudited condensed balance sheets but did not have a material impact on our unaudited condensed statements of operations or unaudited condensed statements of cash flows. The most significant impact was the recognition of $33.0 million and $39.7 million of operating lease ROU assets and liabilities, respectively, and the derecognition of a $36.6 million asset and corresponding liability previously recorded pursuant to build-to-suit lease guidance under ASC 840, which resulted in an increase to retained earnings of $0.1 million. The operating lease ROU assets and liabilities recorded at adoption included the derecognition of $7.3 million of deferred rent recognized as of December 31, 2019, as well as a $0.5 million reclassification of tenant incentive receivables previously recognized in the prepaid expenses and other current assets line item on our balance sheet. Refer to Note 8 of the accompanying notes to our unaudited condensed financial statements for additional information regarding leases.

Adaptive Biotechnologies Corporation

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The expected credit losses are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, and the net carrying value of the financial asset is presented on the unaudited condensed balance sheet. The guidance also amends the previous other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account, limited to the difference between a security’s amortized cost basis and its fair value. Furthermore, the standard update removes the distinction between whether an impairment is temporary or other-than temporary. We adopted the guidance effective January 1, 2020. Given the short-term nature of our accounts receivables, the adoption as it relates to trade receivables did not have a significant impact on our financial statements. Furthermore, impairment of available-for-sale debt securities as of the adoption date was determined to be due to factors other than credit loss; therefore, a credit allowance was not recognized.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other: Internal-Use Software (Subtopic 350-40) to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement. We adopted this guidance effective January 1, 2020 on a prospective basis, and the adoption did not have any impact on our financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. Among other things, this guidance also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied prospectively, except for certain amendments. We early adopted the guidance on January 1, 2020 and the adoption did not have a material impact on our financial statements.
3.	Revenue

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

We recognized $0.4 million and $0.3 million in development revenue related to these contracts during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, in future periods we could receive up to an additional $233.0 million in milestone payments if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our clonoSEQ test.

Adaptive Biotechnologies Corporation

Genentech Collaboration Agreement

In December 2018, we entered into a worldwide collaboration and license agreement (“Genentech Agreement”) with Genentech to leverage our capability to develop cellular therapies in oncology. Subsequent to receipt of regulatory approval in January 2019, we received a non-refundable upfront payment of $300.0 million in February 2019 and may be eligible to receive more than $1.8 billion over time, including payments of up to $75.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones and up to $1,430.0 million upon the achievement of specified commercial milestones. In addition, we are separately able to receive tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of products arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. Under the agreement, we are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use T cell receptors (“TCRs”) screened by our immune medicine platform to engineer and manufacture cellular medicines:

•	Shared Products. The shared products will use “off-the-shelf” TCRs identified against cancer antigens shared among patients (“Shared Products”).
•	Personalized Product. The personalized product will use patient-specific TCRs identified by real-time screening of TCRs against cancer antigens in each patient (“Personalized Product”).

Under the terms of the agreement, we granted Genentech exclusive worldwide licenses to develop and commercialize TCR-based cellular therapies in the field of oncology, including licenses to existing shared antigen data packages. Additionally, Genentech has the right to determine which product candidates to further develop for commercialization purposes. We determined that this arrangement meets the criteria set forth in ASC Topic 808, Collaborative Arrangements (“ASC 808”), because both parties are active participants in the activity and are exposed to significant risks and rewards depending on the activity’s commercial failure or success. Because ASC 808 does not provide guidance on how to account for the activities under a collaborative arrangement, we applied the guidance in ASC 606 to account for the activities related to the Genentech Agreement.

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

We determined that none of the licenses, research and development services or obligations to participate on various committees were distinct within the context of the contract, given such rights and activities were highly interrelated and there was substantial additional research and development to further develop the licenses. We considered factors such as the stage of development of the respective existing antigen data packages, the subsequent development that would be required to both identify and submit a potential target for investigational new drug acceptance under both product pathways and the variability in research and development pathways given Genentech’s control of product commercialization. Specifically, under the agreement, Genentech is not required to pursue development or commercialization activities pertaining to both product pathways and may choose to proceed with one or the other, as opposed to both. Accordingly, we determined that all of the identified performance obligations were attributable to one general performance obligation, which is to further the development of our TCR-specific platform, including data packages, and continue to make our TCR identification process available to Genentech to pursue either product pathway.

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

Adaptive Biotechnologies Corporation

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of March 31, 2020. We excluded the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

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

We recognized revenue of $10.9 million and $6.3 million during the three months ended March 31, 2020 and 2019, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

4.	Fair Value Measurements

The following tables set forth the fair value of financial assets as of March 31, 2020 and December 31, 2019 that were measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$191,213	$—	$—	$191,213
Commercial paper	—	58,793	—	58,793
U.S. government debt and agency securities	—	368,450	—	368,450
Corporate bonds	—	27,860	—	27,860
Total financial assets	$191,213	$455,103	$—	$646,316

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$88,683	$—	$—	$88,683
Commercial paper	—	121,867	—	121,867
U.S. government debt and agency securities	—	377,243	—	377,243
Corporate bonds	—	86,615	—	86,615
Total financial assets	$88,683	$585,725	$—	$674,408

Level 1 securities include highly liquid money market funds, for which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of U.S. government debt securities, commercial paper and corporate bonds, and are valued based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Of the March 31, 2020 Level 2 U.S. government debt and agency securities balance, $12.0 million is recorded as cash and cash equivalents on our unaudited condensed balance sheet.

Adaptive Biotechnologies Corporation

5.	Investments

Available-for-sale investments consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$58,793	$—	$—	$58,793
U.S. government debt and agency securities	266,378	1,532	—	267,910
Corporate bonds	15,781	12	(11)	15,782
Total short-term marketable securities	$340,952	$1,544	$(11)	$342,485
Long-term marketable securities
U.S. government debt and agency securities	$86,861	$1,679	$—	$88,540
Corporate bonds	11,986	108	(16)	12,078
Total long-term marketable securities	$98,847	$1,787	$(16)	$100,618

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$121,866	$—	$—	$121,866
U.S. government debt and agency securities	285,963	394	(1)	286,356
Corporate bonds	71,962	109	(3)	72,068
Total short-term marketable securities	$479,791	$503	$(4)	$480,290
Long-term marketable securities
U.S. government debt and agency securities	$90,750	$146	$(9)	$90,887
Corporate bonds	14,513	35	—	14,548
Total long-term marketable securities	$105,263	$181	$(9)	$105,435

All the commercial paper, U.S. government debt and agency securities and corporate bonds designated as short-term marketable securities have an effective maturity date that is equal to or less than one year from the respective balance sheet date. Those that are designated as long-term marketable securities have an effective maturity date that is more than one year from the respective balance sheet date.

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivables of $1.9 million and $2.2 million were presented separately within the prepaid expenses and other current assets line item on our unaudited condensed balance sheets as of March 31, 2020 and December 31, 2019, respectively. We have made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables.

The following table presents the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position, as of March 31, 2020 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$5,767	$(27)	$—	$—
Total available-for-sale securities	$5,767	$(27)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of March 31, 2020, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis. Based on our assessment, we concluded all impairment as of March 31, 2020 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment for our available-for-sale securities was recorded in other comprehensive loss.

Adaptive Biotechnologies Corporation

6.	Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(8,717)	$11,283
Purchased intellectual property	325	(104)	221
Balance at March 31, 2020	$20,325	$(8,821)	$11,504

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(8,301)	$11,699
Purchased intellectual property	325	(96)	229
Balance at December 31, 2019	$20,325	$(8,397)	$11,928

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. (“Sequenta”) in 2015. The remaining balance of the acquired technology and the purchased intellectual property is expected to be amortized over the next 6.8 years.

As of March 31, 2020, expected future amortization expense for intangible assets was as follows (in thousands):

2020 (excluding the three months ended March 31, 2020)	$1,279
2021	1,699
2022	1,699
2023	1,699
2024	1,703
Thereafter	3,425
Total future amortization expense	$11,504

7.	Deferred Revenue

Deferred revenue by revenue classification as of March 31, 2020 and December 31, 2019 was as follows (in thousands):

	March 31, 2020	December 31, 2019
Current deferred revenue
Sequencing	$13,565	$12,482
Development	51,007	48,512
Total current deferred revenue	64,572	60,994
Non-current deferred revenue
Sequencing	1,241	1,459
Development	207,587	217,873
Total non-current deferred revenue	208,828	219,332
Total current and non-current deferred revenue	$273,400	$280,326

Genentech deferred revenue represents $50.0 million and $204.0 million of the current and non-current development deferred revenue balances, respectively, at March 31, 2020 and $48.1 million and $216.8 million of the current and non-current development deferred revenue balances, respectively, at December 31, 2019. In general, we expect that the current amounts will be recognized as revenue within 12 months and the non-current amounts will be recognized as revenue over a period of approximately six to seven years. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on the various development activities.

Adaptive Biotechnologies Corporation

Changes in deferred revenue during the three months ended March 31, 2020 were as follows (in thousands):

Deferred revenue balance at December 31, 2019	$280,326
Additions to deferred revenue during the period	7,198
Revenue recognized during the period	(14,124)
Deferred revenue balance at March 31, 2020	$273,400

As of March 31, 2020, $13.1 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2019. As a result of cancelled customer sequencing contracts, we recognized $0.4 million of sequencing revenue during the three months ended March 31, 2020.

8.	Leases

We have operating lease agreements for the laboratory and office facilities that we occupy in Seattle, Washington and South San Francisco, California, as well as server space. As of March 31, 2020, we were not party to any finance leases. Our leases have remaining terms of 2.1 years to 12.3 years, and include options to extend certain of the leases up to 10.0 years and terminate certain of the leases after 3.0 years. We adjust lease terms for these options only when it is reasonably certain we will exercise these options. As of March 31, 2020, it was reasonably certain that we would exercise our option to terminate one of our leases after 3.0 years.

Other information related to our operating leases as of March 31, 2020 was as follows:

Weighted-average remaining lease term (in years)	11.16
Weighted-average discount rate	4.5%

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities as of March 31, 2020 (in thousands):

2020 (excluding the three months ended March 31, 2020)	$3,298
2021	5,123
2022	5,074
2023	4,364
2024	4,326
Thereafter	28,771
Total undiscounted lease payments	50,956
Less:
Imputed interest rate	(11,315)
Tenant improvement receivables	(1,594)
Total operating lease liabilities	$38,047
Less: current portion	(1,502)
Operating lease liabilities, less current portion	$36,545

Operating lease expense was $1.1 million for the three months ended March 31, 2020. Variable lease expense for operating leases was $0.5 million for the three months ended March 31, 2020. Rent expense recognized under ASC 840, inclusive of operating and maintenance costs, was $1.2 million during the three months ended March 31, 2019.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 was $0.8 million, net of $0.3 million of cash received for tenant improvement allowances.

Leases Not Yet Commenced

In August 2019, we entered into an agreement to rent 100,000 square feet in a to-be-constructed building in Seattle, Washington. In connection with the lease, we entered into a $2.1 million letter of credit with one of our existing financial institutions.  Due to our significant involvement during the construction process of the leased building, we qualified as the deemed owner of the building under build-to-suit lease accounting guidance that proceeded ASC 842. The resulting asset and long-term financing obligation recorded on our balance sheet for the cost of the building was derecognized upon adoption of ASC 842.

As of March 31, 2020, we were party to other leases that had not yet commenced pursuant to ASC 842, including a new amendment to our existing lease in South San Francisco, California to rent 19,867 additional square feet, which provides for a $0.6 million tenant improvement allowance.

Adaptive Biotechnologies Corporation

Pursuant to the guidance in ASC 842, these leases will be assessed for classification and a lease liability and corresponding right-of-use asset will be recorded upon lease commencement, which may be delayed due to the impact of the COVID-19 pandemic. Future non-cancellable undiscounted lease payments associated with signed leases that have not yet commenced total $100.1 million, payable over lease terms ranging from 5.2 years to 12.7 years.
9.	Commitments and Contingencies

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

10.	Shareholders’ Equity

Convertible Preferred Stock

Immediately prior to the completion of our initial public offering on July 1, 2019, 93,039,737 shares of convertible preferred stock then outstanding converted into an equivalent number of shares of common stock. As of March 31, 2020, no shares of convertible preferred stock were outstanding.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2020, no shares of preferred stock were outstanding.

Common Stock

We are authorized to issue 340,000,000 shares of common stock. Our common stock has a par value of $0.0001, no preferences or privileges and is not redeemable. Holders of our common stock are entitled to one vote for each share of common stock held. The holders of record of outstanding shares of common stock shall be entitled to receive, when, as and if declared, out of funds legally available, such cash and other dividends as may be declared from time to time. As of March 31, 2020, we had 126,621,829 shares of common stock outstanding.

We have reserved shares of common stock for the following as of March 31, 2020:

Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	17,492,204
Shares available for future grant under the 2019 Equity Incentive Plan	19,433,424
Shares available for future grant under the Employee Stock Purchase Plan	2,804,298
Shares to be issued upon exercise of a common stock warrant	56,875
Total shares of common stock reserved for future issuance	39,786,801

Adaptive Biotechnologies Corporation

Our 2019 Equity Incentive Plan (“2019 Plan”) provides for annual increases in the number of shares that may be issued under the 2019 Plan on January 1, 2020 and on each subsequent January 1, thereafter, by a number of shares equal to the lesser of (a) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by our board of directors.

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

Common Stock Warrants

In 2014, we issued a warrant to purchase 56,875 shares of Series C convertible preferred stock at an exercise price of  $2.64. The warrant is exercisable for a period of seven years from the date of issuance. Immediately prior to and in connection with the completion of our initial public offering on July 1,2019, this convertible preferred stock warrant, which was previously recorded as a financial liability, was converted to a warrant to purchase the same number of shares of common stock. Upon conversion, the financial liability was reclassified to the additional paid-in capital line item on our unaudited condensed balance sheet. The warrant to purchase 56,875 shares of common stock remains outstanding as of March 31, 2020.
11.	Equity Incentive Plans

Sequenta 2008 Stock Plan, as amended

In connection with our acquisition of Sequenta in January 2015, we assumed Sequenta’s Equity Incentive Plan (“2008 Plan”), including all outstanding options and shares available for future issuance under the 2008 Plan, which, prior to the completion of our initial public offering, were all exercisable for Series E-1 convertible preferred stock. Upon completion of our initial public offering in July 2019, the outstanding options are now exercisable for common stock. While no shares are available for future issuance under this plan, the 2008 Plan continues to govern outstanding equity awards granted thereunder.

Adaptive 2009 Equity Incentive Plan

We adopted an equity incentive plan in 2009 (“2009 Plan”) that provided for the issuance of incentive and nonqualified common stock options and other share-based awards for employees, directors and consultants. Under the 2009 Plan, the option exercise price for incentive and nonqualified stock options were not to be less than the fair market value of our common stock at the date of grant. Options granted under this plan expire no later than ten years from the grant date, and vesting was established at the time of grant. Pursuant to the terms of the 2019 Plan, any shares subject to outstanding options originally granted under the 2009 Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to awards granted under the 2019 Plan. While no shares are available for future issuance under the 2009 Plan, it continues to govern outstanding equity awards granted thereunder.

2019 Equity Incentive Plan

The 2019 Plan was approved by our shareholders on June 13, 2019 and, pursuant to the resolutions adopted by our board of directors, became effective immediately prior to and contingent upon the closing of our initial public offering. The 2019 Plan provides for the issuance of awards in the form of options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the option exercise price per share shall not be less than the fair market value of a share of stock on the grant date of the option, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, options granted under this plan expire no later than ten years from the grant date, and vesting is established at the time of grant. Except for certain option grants made to non-employee directors, stock options granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of March 31, 2020, we have authorized 22,025,259 shares of common stock for issuance under the 2019 Plan.

Adaptive Biotechnologies Corporation

Changes in shares available for grant during the three months ended March 31, 2020 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2019	15,396,254
2019 Plan reserve increase on January 1, 2020	6,261,907
Options and restricted stock units granted	(2,292,847)
Options and restricted stock units forfeited or cancelled	68,110
Shares available for grant at March 31, 2020	19,433,424

Stock option activity under the 2008 Plan, 2009 Plan and 2019 Plan during the three months ended March 31, 2020 was as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2019	16,646,654	$6.14	$398,379
Options granted	2,292,847	29.68
Options forfeited or cancelled	(68,110)	8.63
Options exercised	(1,381,437)	3.27
Options outstanding at March 31, 2020	17,489,954	$9.44	$329,432
Options vested and exercisable at March 31, 2020	9,670,591	$5.03	$220,010

The weighted-average remaining contractual life for options outstanding at March 31, 2020 was 7.2 years. The weighted-average remaining contractual life for vested and exercisable options outstanding at March 31, 2020 was 5.8 years.

Of the $5.0 million proceeds from exercise of stock options included on our unaudited condensed statements of cash flows for the three months ended March 31, 2020, $0.5 million related to options exercised prior to but settled in the three months ended March 31, 2020.

As of December 31, 2019, 4,500 shares of restricted stock units (“RSUs”), with a weighted-average grant date fair value per share of $41.63, were nonvested and outstanding. We did not grant any shares of RSUs during the three months ended March 31, 2020. During the three months ended March 31, 2020, 2,250 shares of RSUs, with a weighted-average grant date fair value per share of $41.63, vested. As of March 31, 2020, 2,250 shares of RSUs, with a weighted-average grant date fair value per share of $41.63, remained nonvested and outstanding.

Fair Value of Options and Grant Date Fair Value of Restricted Stock Units

The estimated fair value of options granted during the three months ended March 31, 2020 and 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Grant date fair value	$17.68 - $31.71	$7.80
Expected term (in years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	0.7% - 1.7%	2.5%
Expected volatility	70.5% - 72.1%	64.3% - 65.5%
Expected dividend yield	—	—

The weighted-average volatility used in the fair value calculations of options granted during the three months ended March 31, 2020 and 2019 was 70.7% and 64.4%, respectively.

Adaptive Biotechnologies Corporation

The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of our common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:

Fair value of common stock—Prior to the closing of our initial public offering, the grant date fair value of our common stock was determined with input from management using valuation methodologies which utilized certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability (Level 3 inputs). In determining the fair value of our common stock, the methodologies used to estimate the enterprise value were performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For valuations of grants made after the closing of our initial public offering, the fair value of each share of common stock is based on the closing price of our common stock on the date of grant or other relevant determination date, as reported on The Nasdaq Global Select Market.

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

The grant date fair value of RSUs granted after the closing of our initial public offering is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market.

Share-based compensation expense of $4.7 million and $3.0 million was recognized during the three months ended March 31, 2020 and 2019, respectively.

The compensation costs related to stock options and RSUs for the three months ended March 31, 2020 and 2019 are included on our statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$172	$130
Research and development	1,544	917
Sales and marketing	1,157	906
General and administration	1,802	1,093
Total share-based compensation expense	$4,675	$3,046

At March 31, 2020, unrecognized share-based compensation expense related to unvested stock options was $71.2 million, which is expected to be recognized over a remaining weighted-average period of 3.3 years. Additionally, at March 31, 2020, unrecognized share-based compensation expense related to unvested RSUs was $0.1 million, which is expected to be recognized over a remaining weighted-average period of 0.2 years.
12.	Income Taxes

The effective tax benefit was $0.3 million for the three months ended March 31, 2020. There was no effective tax benefit for the year ended December 31, 2019.

We calculate our tax provision by applying a forecasted Annual Effective Tax Rate (“AETR”) against year-to-date pre-tax loss, and taking into account certain discrete items, primarily related to the exercise activity of stock options, in the quarter in which they occur. We recorded a pre-tax benefit for the three months ended March 31, 2020 because the discrete benefit from option exercises is greater than the year-to-date AETR tax expense. We expect to recognize tax expense on a full year basis, inclusive of discrete items.

Adaptive Biotechnologies Corporation

We file income tax returns in the U.S. federal jurisdiction and various U.S. state jurisdictions. Significant disputes may arise with authorities involving issues of the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and the interpretation of the relevant facts. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued. Because of net operating loss carryforwards, substantially all tax years since inception remain open to federal and state tax examination.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to provide emergency economic stimulus in light of the effects of COVID-19. While the CARES Act provides extensive tax changes, some of the more significant provisions include removing certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act of 2017 (“TCJA”). We are still evaluating the CARES Act, but do not anticipate a significant impact to our income tax provision.
13.	Net Loss Per Share Attributable to Common Shareholders

Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common shareholders for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Net loss	$(31,403)	$(18,386)
Fair value adjustments to redemption value for Series E-1 convertible preferred stock options	—	(254)
Net loss attributable to common shareholders, basic and diluted	$(31,403)	$(18,640)
Weighted-average shares used in computing net loss per share	126,058,389	12,886,087
Net loss per share attributable to common shareholders, basic and diluted	$(0.25)	$(1.45)

Since we were in a loss position for all periods presented, basic net loss per share attributable to common shareholders is the same as diluted net loss per share attributable to common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common shareholders for the three months ended March 31, 2020 and 2019, as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Convertible preferred stock (on as if converted basis)	—	92,974,578
Stock options issued and outstanding	16,823,569	16,190,831
Unvested restricted stock units	3,618	—
Common stock warrants	56,875	55,032
Convertible preferred stock warrants	—	56,875
Total	16,884,062	109,277,316

Adaptive Biotechnologies Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes and the other financial information appearing elsewhere in this report, as well as the other financial information we file with the SEC from time to time. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties relating to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.

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

Our immune medicine platform is the foundation for our expanding suite of products and services. The cornerstone of our platform and core immunosequencing product, immunoSEQ, serves as our underlying research and development engine and generates revenue from academic and biopharmaceutical customers. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the FDA for the detection and monitoring of MRD in patients with MM and ALL and is being validated for patients with other blood cancers. Leveraging our collaboration with Microsoft Corporation (“Microsoft”) to create the TCR-Antigen Map, we are also developing a diagnostic product, immunoSEQ Dx, that may enable early detection of many diseases from a single blood test. We have established proof of concept for immunoSEQ Dx in acute Lyme disease, such that we can proceed to clinical validation, and continue to pursue signals for other disease states. Our therapeutic product candidates, being developed under the Genentech Agreement, leverage our platform to identify specific immune cells to develop into cellular therapies in oncology.

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

Adaptive Biotechnologies Corporation

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

We generated revenue of $20.9 million and $12.7 million for the three months ended March 31, 2020 and 2019, respectively. Our net losses were $31.4 million and $18.4 million for the three months ended March 31, 2020 and 2019, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering, and, to a lesser extent, sequencing and development revenue. As of March 31, 2020 and December 31, 2019, we had cash, cash equivalents and marketable securities of $655.8 million and $682.3 million, respectively.

Recent Developments

As a response to the ongoing COVID-19 pandemic, we are pursuing two separate applications of our immune medicine platform to potentially identify and develop new products to address COVID-19. First, in March 2020, we extended our existing collaboration with Microsoft to study COVID-19. In May 2020, we began enrolling a virtual clinical study, ImmuneRACE, as part of this broader extension with the goal of rapidly mapping and measuring the immune response to the COVID-19 virus. We intend to make data from this study available to researchers, public health officials and other organizations around the world via an open data access portal. Second, in April 2020, we executed a memorandum of understanding with Amgen Inc. (“Amgen”) setting forth the preliminary terms of a partnership intended to leverage our platform’s drug discovery capabilities to develop potential antibody therapies for COVID-19. We are planning to execute a collaboration and license agreement with Amgen in the near future.

For a discussion of the risks presented by the COVID-19 pandemic to our results of operations, see the “Risk Factors” section of this report.

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

For our clinical customers, we derive revenue from providing our clonoSEQ test report to ordering physicians. We bill medical institutions, commercial and government payors based on tests delivered to ordering physicians. Amounts paid for clonoSEQ diagnostic tests by medical institutions, commercial and government payors vary based on respective reimbursement rates and patient responsibilities, which may vary from our targeted list price. To date, the majority of our clonoSEQ diagnostic test revenue has been received from medical institutions. We recognize clinical revenue by evaluating customer payment history, contracted reimbursement rates, if applicable, and other adjustments to estimate the amount of revenue that is collectible. Until 2019, we did not have reimbursement available to us through any government payors for clonoSEQ.

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

Due to the uncertainties related to the COVID-19 pandemic, we may experience reductions in revenue in the near term because of restrictions in our customers’ ability to procure samples for their research initiatives and because of general reductions in clinical testing. For more information, see the section captioned “Risk Factors—The COVID-19 pandemic could adversely impact portions of our business that rely on research and development activities or clinical trials and delay or disrupt our pipeline, which may adversely impact revenue.”

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

We expect cost of revenue to increase in absolute dollars as we grow our sequencing volume but the cost per sample to decrease over the long term due to the efficiencies we may gain as sequencing volume increases from improved utilization of our laboratory capacity, automation and other value engineering initiatives. If our sample volume throughput is reduced as a result of the COVID-19 pandemic, cost of revenue as a percentage of total revenue may be adversely impacted due to fixed overhead costs.

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

We expect our research and development expenses to continue to increase in absolute dollars as we innovate and expand the application of our platform. However, we expect research and development expenses to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts. While the pace and priorities of our research and development initiatives may be impacted by the COVID-19 pandemic, we expect to continue to increase expenses in both the near and long-term to support our ongoing initiatives, as well as our recently announced initiatives with respect to COVID-19.

Adaptive Biotechnologies Corporation

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

Statements of Operations Data and Other Financial and Operating Data

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Revenue
Sequencing revenue	$9,469	$6,083
Development revenue	11,441	6,583
Total revenue	20,910	12,666
Operating expenses
Cost of revenue	5,343	4,988
Research and development	23,935	12,483
Sales and marketing	14,007	7,817
General and administrative	11,821	7,004
Amortization of intangible assets	424	419
Total operating expenses	55,530	32,711
Loss from operations	(34,620)	(20,045)
Interest and other income, net	2,894	1,659
Income tax benefit	323	—
Net loss	(31,403)	(18,386)
Fair value adjustment to Series E-1 convertible preferred stock options	—	(254)
Net loss attributable to common shareholders	$(31,403)	$(18,640)
Net loss per share attributable to common shareholders, basic and diluted	$(0.25)	$(1.45)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	126,058,389	12,886,087
Other Financial and Operating Data:
Adjusted EBITDA (1)	$(27,967)	$(15,216)

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

Adaptive Biotechnologies Corporation

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Revenue
Sequencing revenue	$9,469	$6,083	$3,386	56%	45%	48%
Development revenue	11,441	6,583	4,858	74	55	52
Total revenue	$20,910	$12,666	$8,244	65%	100%	100%

Total revenue was $20.9 million for the three months ended March 31, 2020 compared to $12.7 million for the three months ended March 31, 2019, representing an increase of $8.2 million, or 65%.

Sequencing revenue increased to $9.5 million for the three months ended March 31, 2020, representing an increase of $3.4 million, or 56%. The increase in sequencing revenue was attributable to an increase of $2.0 million in revenue generated from clinical customers and a $1.4 million increase in revenue generated from biopharmaceutical and academic customers.

Research sequencing volume increased by 23% to 6,030 sequences delivered in the three months ended March 31, 2020 from 4,891 sequences delivered in the three months ended March 31, 2019. Clinical sequencing volume increased by 75% to 3,518 clinical tests delivered in the three months ended March 31, 2020 from 2,011 clinical tests delivered in the three months ended March 31, 2019.

Development revenue increased to $11.4 million for the three months ended March 31, 2020, representing an increase of $4.9 million, or 74%. The increase in development revenue was primarily attributable to a $4.6 million increase in revenue generated from the Genentech Agreement.

Cost of Revenue

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Cost of revenue	$5,343	$4,988	$355	7%	26%	39%

Cost of revenue was $5.3 million for the three months ended March 31, 2020, compared to $5.0 million for the three months ended March 31, 2019, representing an increase of approximately $0.4 million, or approximately 7%. The increase in cost of revenue was primarily attributable to increased cost of materials of $0.2 million resulting from increased sample processing volumes offset by reductions in cost per sample. Additionally, part of the period-over-period increase in cost of revenue related to increases in labor and overhead costs of $1.1 million, which was offset by a $1.0 million decrease related to usage mix of our production laboratory to research and development samples from revenue samples.

Research and Development

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Research and development	$23,935	$12,483	$11,452	92%	114%	99%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019	Change
Research and development materials and allocated production laboratory expenses	$10,415	$5,060	$5,355
Personnel expenses	9,989	5,607	4,382
Allocable facilities and information technology expenses	1,025	820	205
Software and cloud services expenses	876	266	610
Depreciation and other expenses	1,630	730	900
Total	$23,935	$12,483	$11,452

Adaptive Biotechnologies Corporation

Research and development expenses were $23.9 million for the three months ended March 31, 2020, compared to $12.5 million for the three months ended March 31, 2019, representing an increase of approximately $11.5 million, or 92%. The increase was primarily attributable to $5.4 million in additional cost of materials and allocated production laboratory expenses primarily related to supporting investments in our immune medicine platform, immunoSEQ Dx and Antigen Map development and TCR drug discovery efforts, as well as a $4.4 million increase in personnel costs.

Sales and Marketing

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Sales and marketing	$14,007	$7,817	$6,190	79%	67%	62%

Sales and marketing expenses were $14.0 million for the three months ended March 31, 2020, compared to $7.8 million for the three months ended March 31, 2019, representing an increase of $6.2 million, or 79%. The increase was primarily attributable to $2.7 million in additional personnel costs, $2.8 million in additional marketing fees and $0.4 million in additional travel, entertainment and customer event related expenses.

General and Administrative

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
General and administrative	$11,821	$7,004	$4,817	69%	57%	55%

General and administrative expenses were $11.8 million for the three months ended March 31, 2020, compared to $7.0 million for the three months ended March 31, 2019, representing an increase of $4.8 million, or 69%. The increase was primarily attributable to $2.8 million in additional personnel costs, $1.2 million in additional legal, tax and accounting fees, a $0.9 million increase in insurance costs, a $0.3 million increase in consulting fees and a $0.2 million increase in computer and software costs. These increases were partially offset by a $1.3 million decrease in business taxes resulting from the timing of the Genentech upfront payment received in February 2019.

Interest and Other Income, Net

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2020	2019	$	%
Interest and other income, net	$2,894	$1,659	$1,235	74%

Interest and other income, net was $2.9 million for the three months ended March 31, 2020, compared to $1.7 million for the three months ended March 31, 2019, representing an increase of $1.2 million, or approximately 74%. The increase was primarily attributable to a $1.4 million increase in interest earned on a larger money market funds and marketable securities portfolio, which increased period-over-period as a result of proceeds received from our initial public offering.

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

Adaptive Biotechnologies Corporation

Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. We may in the future incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. In particular, we expect to incur meaningful share-based compensation expense in the future. Other limitations include that Adjusted EBITDA does not reflect:

•	all expenditures or future requirements for capital expenditures or contractual commitments;
•	changes in our working capital needs;
•	income tax benefit (expense), which may be a necessary element of our costs and ability to operate;
•	the costs of replacing the assets being depreciated and amortized, which will often have to be replaced in the future;
•	the non-cash component of employee compensation expense; and
•	the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations.

In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

The following is a reconciliation of our net loss to Adjusted EBITDA for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	$(31,403)	$(18,386)
Interest and other income, net	(2,894)	(1,659)
Income tax benefit	(323)	—
Depreciation and amortization expense	1,978	1,783
Share-based compensation expense (1)	4,675	3,046
Adjusted EBITDA	$(27,967)	$(15,216)

(1) Represents share-based compensation expense related to option and RSU awards. See Note 11 of the accompanying notes to our unaudited condensed financial statements appearing elsewhere in this report for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through December 31, 2018, and again in the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $396.8 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering, and, to a lesser extent, sequencing and development revenue. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $655.8 million.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

If our available cash, cash equivalents and marketable securities balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. With respect to the sale of additional equity or convertible debt securities, we expect our ability to raise additional equity capital in the next 12 to 18 months to potentially be adversely impacted by global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. The sale of equity and convertible debt securities may result in dilution to our shareholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. This additional capital may not be available on reasonable terms, or at all.

Adaptive Biotechnologies Corporation

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

While we may experience reductions in our revenue in the near term as a result of the COVID-19 pandemic, as long term revenue from sales of immunoSEQ and clonoSEQ is expected to grow, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.

Moreover, we expect to incur additional costs associated with operating as a public company, including expenses related to legal, accounting, regulatory matters and exchange listing and SEC compliance matters, as well as director and officer insurance premiums and investor relations.

Cash Flows

The following table summarizes our uses and sources of cash for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(31,606)	$278,303
Net cash provided by (used in) investing activities	142,759	(222,176)
Net cash provided by financing activities	4,959	124

Operating Activities

Cash used in operating activities during the three months ended March 31, 2020 was $31.6 million, which was primarily attributable to a net loss of $31.4 million and a net change in our operating assets and liabilities of $6.7 million, partially offset by non-cash share-based compensation of $4.7 million, non-cash depreciation and amortization of $1.4 million and non-cash lease expense of $0.6 million. The net change in our operating assets and liabilities is primarily due to a $6.9 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, a reduction in accounts payable and accrued liabilities of $4.6 million largely related to the payout of our annual corporate bonus payments and an increase in inventory of $1.4 million, all of which were partially offset by reductions in accounts receivable and prepaid expenses and other assets of $3.3 million and $3.5 million, respectively.

Cash provided by operating activities during the three months ended March 31, 2019 was $278.3 million, which was primarily attributable to a net change in our operating assets and liabilities of $292.5 million, non-cash share-based compensation of $3.0 million and non-cash depreciation and amortization of $1.2 million, partially offset by a net loss of $18.4 million. The net change in our operating assets and liabilities reflects an increase in deferred revenue of $296.1 million primarily due to the $300.0 million upfront payment by Genentech, a decrease in accounts receivable of $0.7 million due to the timing of collections, an increase in prepaid expenses and other current assets of $3.7 million due to receivables from investment maturities, a decrease in accounts payable and accrued liabilities of $0.4 million largely due to corporate bonus payments and a decrease in deferred rent of $0.2 million due to increases in cash rental payments.

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2020 was $142.8  million, which was primarily attributable to proceeds from sales and maturities of marketable securities of $253.5 million, partially offset by purchases of marketable securities of $107.7 million and purchases of property and equipment of $3.0 million.

Cash used in investing activities during the three months ended March 31, 2019 was $222.2 million, which was primarily attributable to purchases of marketable securities of $270.9 million and purchases of property and equipment of $3.8 million, partially offset by maturities of marketable securities of $52.5 million.

Adaptive Biotechnologies Corporation

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2020 was $5.0 million, which was primarily attributable to proceeds from the exercise of stock options.

Cash provided by financing activities during the three months ended March 31, 2019 was $0.1 million, which was primarily attributable to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Except for the addition of the amendment to our lease in South San Francisco, California as set forth in Note 8 of the accompanying notes to our unaudited condensed financial statements, which resulted in additional lease obligations of $8.9 million, as of March 31, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Net Operating Loss Carryforwards

Utilization of our net operating loss (“NOL”) carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis and have determined there are no permanent limitations on the utilization of approximately $225.4 million of our federal NOLs as of December 31, 2018. Under the TCJA, federal net operating losses incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOL is subject to an annual limitation.  Net operating losses generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2019. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2019. In March of 2020, under the newly enacted CARES Act, NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of the loss. Additionally, the CARES Act temporarily removes the 80% limitation, reinstating it for tax years beginning after 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we have not had any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

While our significant accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as in Note 2 of the accompanying notes to our unaudited condensed financial statements included elsewhere in this report, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of our financial statements:

•	revenue recognition;
•	share-based compensation;
•	common stock valuations; and
•	goodwill.

Adaptive Biotechnologies Corporation

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We will remain an emerging growth company until the earliest of (1) December 31, 2024; (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion; (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

See Note 2 of the accompanying notes to our unaudited condensed financial statements included elsewhere in this report for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. There have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020. There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” on our Annual Report on Form 10-K for the year ended December 31, 2019. Other than the factors set forth below, there have been no material changes to the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2019. The risk factors may be important to understanding other statements in this quarterly report and should be read in conjunction with the unaudited condensed financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report. Because of such risk factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects.

Our business could be adversely affected by the effects of health epidemics, including the recent COVID‑19 pandemic, in regions where we or third parties on which we rely have significant laboratory operations, manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in Seattle and in our offices in South San Francisco, each subject to COVID-19 related government restrictions, as well as the business or operations of our manufacturers, contract research organizations or other third parties with whom we conduct business.

Our business could be adversely affected by global pandemics or health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and such pandemics or epidemics could cause significant disruption in the operations of third-party manufacturers, suppliers, general contractors and sub-contractors related to capital projects and contract research organizations (“CROs”) upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries, and the World Health Organization has declared the outbreak a “pandemic.” In response to the pandemic, the U.S. government has imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Most of our facilities and employees are based in Seattle, Washington at our corporate headquarters, where the state government has imposed “stay at home” restrictions designed to slow the spread of COVID-19, which have disrupted our normal operations. Similarly, San Mateo County, California has a “shelter-in-place” order with restrictions that have disrupted our normal operations in our South San Francisco office. With respect to our laboratory operations, we intend to rely on the measures implemented earlier in this quarter to reduce the risk of exposure of COVID-19 to the employees who continue to work on site as part of government-defined essential services, including the implementation of work-from-home policies for certain employees, as well as the implementation of shifts and zones to physically distance employees who remain on site. We expect our laboratory staff will soon begin processing samples from patients who have contracted, been exposed to, or recovered from COVID-19. We work with a variety of materials that could be hazardous to human health, but we have no specific experience with COVID-19. We intend to continue to adhere to the safety measures implemented to reduce the risk of exposure to our on-site staff. In the event of COVID-19 exposure to our employees, it is possible that all or a portion of our operations could be materially disrupted.

The effects of the stay at home orders or similar government orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and corporate expansion initiatives, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations regarding our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Adaptive Biotechnologies Corporation

Quarantines, stay at home orders and similar government orders, or the perception that such orders, shutdowns or other restrictions on business operations could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing or supplier facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

 The spread of COVID-19, which has caused significant worldwide economic volatility, uncertainty and disruption, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

 The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, clinical trials, corporate expansion plans and other initiatives, or the impacts to healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

The COVID-19 pandemic could adversely impact portions of our business that rely on research and development activities or clinical trials and delay or disrupt our pipeline, which may adversely impact revenue.

The extent to which the COVID-19 pandemic may impact our business with respect to research and development and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As the COVID-19 pandemic continues to spread around the globe, we will likely experience disruptions that could severely impact our business with respect to research and development and clinical trials, including:

•	delays or difficulties in enrolling patients or maintaining scheduled study visits in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•

limitations in employee resources that would otherwise be focused on the conduct of our business with respect to research and development or clinical trials, including due to illness of our employees or their families, an increase in childcare responsibilities for certain employees, the desire of our employees to avoid close contact or contact with large groups of people or as a result of the governmental imposition of stay at home orders or similar working restrictions;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials;
•

changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or discontinuing clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

In addition, regulatory milestones represent a substantial part of our business strategy and are a key component of development revenue.  The disruptions set forth above may materially affect our ability to achieve regulatory milestones, resulting in delays in our clinical pipeline and a material adverse effect on revenues.

Adaptive Biotechnologies Corporation

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

Cash used since the initial public offering is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated June 26, 2019 filed with the SEC on June 27, 2019 in connection with our initial public offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Adaptive Biotechnologies Corporation

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report
3.1	Amended and Restated Articles of Incorporation	8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws	8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors’ Rights Agreement among Adaptive Biotechnologies Corporation and certain of its shareholders, dated May 30, 2019	S-1	333-231838	4.1	5/30/2019
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)					X
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

Adaptive Biotechnologies Corporation

Date: May 12, 2020	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2020	By:	/s/ Chad Cohen
Chad Cohen
Chief Financial Officer (Principal Financial and Accounting Officer)