Form 10-Q
period 2020-09-30
Adaptive Biotechnologies Corp
filed 2020-11-10
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 136,772,417 shares of common stock, $0.0001 par value per share, outstanding.

Adaptive Biotechnologies Corporation

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements contained in this report other than statements of historical fact are forward-looking statements, which include but are not limited to, statements about:

•

our ability to leverage and extend our immune medicine platform to discover, develop and commercialize our products and services, including those related to COVID-19, such as our ability to develop a map of the T cell response to the SARS-CoV-2 virus (“immunoSEQ T-MAP COVID”) and the development of a T cell-based clinical diagnostic product for COVID-19 (“T-Detect COVID”), particularly in light of the novelty of immune medicine and our methods;

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
•

our expected reliance on collaborators for development and clinical testing of potential diagnostic and therapeutic product candidates, which may fail at any time due to a number of possible unforeseen events; and

•

the potential adverse effect on our business, operations and plans or timelines (including those plans and timelines related to expansion initiatives and clinical development) resulting from the recent COVID-19 pandemic, including potential impacts to our supply chain, such as longer lead times in inventory production and diminished availability of reagents or other materials.

The forward-looking statements in this report also include statements regarding our ability to develop, commercialize and achieve market acceptance of our current and planned products and services, our research and development efforts and other matters regarding our business strategies, use of capital, results of operations and financial position and plans and objectives for future operations. In some cases, you can identify forward-looking statements by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and other factors are described under “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (“SEC”) from time to time. We caution you that forward-looking statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. As a result, the forward-looking statements may not prove to be accurate. The forward-looking statements in this report represent our views as of the date of this report.

We undertake no obligation to update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our” and similar references refer to Adaptive Biotechnologies Corporation.

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$497,076	$96,576
Short-term marketable securities (amortized cost of $336,840 and $479,791, respectively)	338,004	480,290
Accounts receivable, net	11,858	12,676
Inventory	10,736	9,069
Prepaid expenses and other current assets	19,684	14,079
Total current assets	877,358	612,690
Long-term assets
Property and equipment, net	31,156	60,355
Operating lease right-of-use assets	37,733	—
Long-term marketable securities (amortized cost of $16,203 and $105,263, respectively)	16,466	105,435
Restricted cash	2,138	2,138
Intangible assets, net	10,653	11,928
Goodwill	118,972	118,972
Other assets	997	784
Total assets	$1,095,473	$912,302
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$5,412	$4,453
Accrued liabilities	5,346	4,371
Accrued compensation and benefits	7,913	8,124
Current portion of deferred rent	—	371
Current operating lease liabilities	3,969	—
Current deferred revenue	78,192	60,994
Total current liabilities	100,832	78,313
Long-term liabilities
Deferred rent liability, less current portion	—	6,918
Operating lease liabilities, less current portion	42,366	—
Financing obligation	—	36,607
Deferred revenue, less current portion	174,853	219,332
Other long-term liabilities	2,375	93
Total liabilities	320,426	341,263
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at September 30, 2020 and December 31, 2019; 136,392,256 and 125,238,142 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	13	12
Additional paid-in capital	1,240,649	935,834
Accumulated other comprehensive gain	1,427	671
Accumulated deficit	(467,042)	(365,478)
Total shareholders’ equity	775,047	571,039
Total liabilities and shareholders’ equity	$1,095,473	$912,302

The accompanying notes are an integral part of these condensed financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Sequencing revenue	$11,276	$11,683	$28,730	$29,631
Development revenue	15,023	14,375	39,467	31,231
Total revenue	26,299	26,058	68,197	60,862
Operating expenses
Cost of revenue	6,053	5,601	16,308	16,323
Research and development	30,314	20,506	80,241	49,516
Sales and marketing	14,474	9,099	42,813	25,813
General and administrative	12,079	8,477	36,138	22,143
Amortization of intangible assets	428	428	1,275	1,270
Total operating expenses	63,348	44,111	176,775	115,065
Loss from operations	(37,049)	(18,053)	(108,578)	(54,203)
Interest and other income, net	1,018	4,103	5,805	6,208
Income tax (expense) benefit	(688)	—	1,116	—
Net loss	(36,719)	(13,950)	(101,657)	(47,995)
Fair value adjustment to Series E-1 convertible preferred stock options	—	—	—	(964)
Net loss attributable to common shareholders	$(36,719)	$(13,950)	$(101,657)	$(48,959)
Net loss per share attributable to common shareholders, basic and diluted	$(0.27)	$(0.11)	$(0.79)	$(0.97)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	134,372,026	124,285,686	129,289,948	50,552,389

The accompanying notes are an integral part of these condensed financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(36,719)	$(13,950)	$(101,657)	$(47,995)
Change in unrealized (loss) gain on investments	(726)	190	756	679
Comprehensive loss	$(37,445)	$(13,760)	$(100,901)	$(47,316)

The accompanying notes are an integral part of these condensed financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Convertible Preferred Stock and Shareholders’ (Deficit) Equity

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Equity
Balance at June 30, 2019	93,039,737	$561,931	13,725,381	$1	$46,160	$382	$(330,917)	$(284,374)
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	—	17,250,000	2	320,848	—	—	320,850
Initial public offering costs	—	—	—	—	(4,986)	—	—	(4,986)
Conversion of convertible preferred stock to common stock	(93,039,737)	(561,931)	93,039,737	9	561,922	—	—	561,931
Conversion of convertible preferred stock warrant to common stock warrant	—	—	—	—	2,602	—	—	2,602
Issuance of common stock upon exercise of common stock warrants	—	—	54,792	—	9	—	—	9
Issuance of common stock for cash upon exercise of stock options	—	—	246,170	—	318	—	—	318
Common stock option and restricted stock unit share- based compensation	—	—	—	—	3,335	—	—	3,335
Other comprehensive income	—	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	—	(13,950)	(13,950)
Balance at September 30, 2019	—	$—	124,316,080	$12	$930,208	$572	$(344,867)	$585,925

Balance at June 30, 2020	—	$—	128,233,842	$12	$958,097	$2,153	$(430,323)	$529,939
Issuance of common stock upon public offering, after deducting underwriters' discounts and net offering costs payable by us	—	—	7,200,000	1	271,838	—	—	271,839
Issuance of common stock for cash upon exercise of stock options	—	—	958,414	—	4,244	—	—	4,244
Common stock option and restricted stock unit share- based compensation	—	—	—	—	6,470	—	—	6,470
Other comprehensive loss	—	—	—	—	—	(726)	—	(726)
Net loss	—	—	—	—	—	—	(36,719)	(36,719)
Balance at September 30, 2020	—	$—	136,392,256	$13	$1,240,649	$1,427	$(467,042)	$775,047

The accompanying notes are an integral part of these condensed financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Convertible Preferred Stock and Shareholders’ (Deficit) Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2018	92,790,094	$560,858	12,841,536	$1	$37,902	$(107)	$(295,908)	$(258,112)
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	—	17,250,000	2	320,848	—	—	320,850
Initial public offering costs	—	—	—	—	(4,986)	—	—	(4,986)
Conversion of convertible preferred stock to common stock	(93,039,737)	(561,931)	93,039,737	9	561,922	—	—	561,931
Conversion of convertible preferred stock warrant to common stock warrant	—	—	—	—	2,602	—	—	2,602
Issuance of common stock upon exercise of common stock warrants	—	—	54,792	—	9	—	—	9
Issuance of common stock for cash upon exercise of stock options	—	—	1,130,015	—	2,198	—	—	2,198
Issuance of Series E-1 convertible preferred stock for cash upon exercise of Series E-1 convertible preferred stock options at fair value	249,643	109	—	—	—	—	—	—
Change in redemption value for vested Series E-1 convertible preferred stock options	—	964	—	—	—	—	(964)	(964)
Common stock option and restricted stock unit share-based compensation	—	—	—	—	9,713	—	—	9,713
Other comprehensive income	—	—	—	—	—	679	—	679
Net loss	—	—	—	—	—	—	(47,995)	(47,995)
Balance at September 30, 2019	—	$—	124,316,080	$12	$930,208	$572	$(344,867)	$585,925

Balance at December 31, 2019	—	$—	125,238,142	$12	$935,834	$671	$(365,478)	$571,039
Issuance of common stock upon public offering, after deducting underwriters' discounts and net offering costs payable by us	—	—	7,200,000	1	271,838	—	—	271,839
Adjustments to accumulated deficit for adoption of guidance on accounting for leases	—	—	—	—	—	—	93	93
Issuance of common stock for cash upon exercise of stock options	—	—	3,949,614	—	15,459	—	—	15,459
Vesting of restricted stock units	—	—	4,500	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	—	—	17,518	—	—	17,518
Other comprehensive income	—	—	—	—	—	756	—	756
Net loss	—	—	—	—	—	—	(101,657)	(101,657)
Balance at September 30, 2020	—	$—	136,392,256	$13	$1,240,649	$1,427	$(467,042)	$775,047

The accompanying notes are an integral part of these condensed financial statements.

Adaptive Biotechnologies Corporation

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(101,657)	$(47,995)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	4,845	4,446
Noncash lease expense	2,217	—
Share-based compensation expense	17,518	9,713
Intangible assets amortization	1,275	1,270
Investment amortization	(484)	(3,533)
Fair value adjustment of convertible preferred stock warrant	—	2,266
Benefit from income tax	(1,116)	—
Other	62	(80)
Changes in operating assets and liabilities:
Accounts receivable, net	802	(4,398)
Inventory	(1,667)	(829)
Prepaid expenses and other current assets	(3,886)	(6,840)
Accounts payable and accrued liabilities	30	3,131
Deferred rent	—	(628)
Operating lease liabilities	(282)	—
Deferred revenue	(27,281)	276,209
Other	(215)	(537)
Net cash (used in) provided by operating activities	(109,839)	232,195
Investing activities
Purchases of property and equipment	(9,433)	(8,784)
Purchases of marketable securities	(299,786)	(772,093)
Proceeds from sales and maturities of marketable securities	532,224	252,500
Net cash provided by (used in) investing activities	223,005	(528,377)
Financing activities
Proceeds from exercise of stock options	15,495	2,307
Proceeds from public offering of common stock, net of underwriting discounts and commissions	272,160	320,850
Payment of public offering costs, net	(321)	(4,986)
Proceeds from issuance of common stock upon the exercise of a common stock warrant	—	9
Other	—	(10)
Net cash provided by financing activities	287,334	318,170
Net increase in cash, cash equivalents and restricted cash	400,500	21,988
Cash, cash equivalents and restricted cash at beginning of year	98,714	55,091
Cash, cash equivalents and restricted cash at end of period	$499,214	$77,079
Noncash investing and financing activities
Purchases of equipment included in accounts payable and accrued liabilities	$3,582	$498
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$—	$561,931
Conversion of convertible preferred stock warrant to common stock warrant upon closing of initial public offering	$—	$2,602
Derecognition of lease financing arrangements upon adoption of guidance on accounting for leases	$36,607	$—

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

Initial Public Offering

Our registration statement on Form S-1 related to our initial public offering was declared effective on June 26, 2019 and our common stock began trading on the Nasdaq Global Select Market on June 27, 2019. On July 1, 2019, we completed our initial public offering in which we issued and sold 17,250,000 shares of common stock, including shares issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $20.00 per share.

Follow-On Offering

In July 2020, we completed an underwritten public offering of our common stock in which we issued and sold 7,200,000 shares of common stock at a public offering price of $40.00 per share, including shares issued upon the exercise in full of the underwriters’ over-allotment option. We received $271.8 million in net proceeds, after deducting underwriting discounts and net offering expenses payable by us.
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

Adaptive Biotechnologies Corporation

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

Restricted Cash

We are required to maintain certain balances under lease arrangements for our property and facility leases. We had restricted cash of $2.1 million as of September 30, 2020 and December 31, 2019.

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

Significant customers are those that represent more than 10% of our total revenue or accounts receivable, net balances for the periods and as of each balance sheet date presented, respectively. Revenue from these customers reflects their purchase of our products and services and our collaboration efforts with Genentech.

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the periods presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Customer A	*%	16.0%	*%	11.8%	16.4%	41.8%
Customer B	*	10.7	*	*	*	*
Customer C	10.3	*	*	*	21.4	*
Genentech, Inc.	48.1	43.9	55.1	43.7	*	*
* less than 10%

Adaptive Biotechnologies Corporation

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

For our clonoSEQ coverage under Medicare, we bill an episode of treatment when we deliver the first eligible test results. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue recognition commences at the time the initial billable test result is delivered and is based upon cumulative tests delivered to date. We estimate the number of tests we expect to deliver over a patient’s treatment cycle based on historical testing frequencies for patients by indication. These estimates are subject to change as we develop more information about utilization over time. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and is recognized as we deliver the remaining tests in a patient’s treatment cycle.

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

Adaptive Biotechnologies Corporation

When sequencing services are separately priced customer options, we assess if a material right exists and, if not, the customer option to purchase additional sequencing services is not considered part of the contract. Except for any non-refundable upfront fees, the other forms of compensation represent variable consideration. Variable consideration related to progress-based and regulatory milestones is estimated using the most likely amount method, where variable consideration is constrained until it is probable that a significant reversal of cumulative revenue recognized will not occur. Progress milestones, such as the first sample result delivered or final patient enrollment in a customer trial, are customer dependent and are included in the transaction price when the respective milestone is probable of occurring. Milestone payments that are not within our customers’ control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Determining whether regulatory milestone payments are probable is an area that requires significant judgment. In making this assessment, we evaluate scientific, clinical, regulatory and other risks, as well as the level of effort and investment required to achieve the respective milestone.

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

Prior to the closing of our initial public offering in July 2019 and the related conversion of our convertible preferred stock into common stock, we calculated our basic and diluted net loss per share attributable to common shareholders in conformity with the two-class method required for companies with participating securities. We considered our convertible preferred stock to be participating securities. In the event a dividend had been declared or paid on common stock, holders of convertible preferred stock would have been entitled to a share of such dividend in proportion to the holders of common stock on an as-if converted basis. Under the two-class method, basic net loss per share attributable to common shareholders is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Net loss attributable to common shareholders is determined by allocating undistributed earnings between common and preferred shareholders. The net loss attributable to common shareholders was not allocated to the convertible preferred stock under the two-class method, as the convertible preferred stock did not have a contractual obligation to share in our losses. The diluted net loss per share attributable to common shareholders was computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, convertible preferred stock warrants, common stock warrants, stock options and restricted stock units were considered common stock equivalents but were excluded from the calculation of diluted net loss per share attributable to common shareholders, as their effect was anti-dilutive.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets and disclosing key information about leasing arrangements. We adopted the guidance effective January 1, 2020 using the optional transition method described in ASU 2018-11, Leases (Topic 842) Targeted Improvements. Under the optional transition method, we recognized a cumulative-effect adjustment in the period of adoption. Prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting under ASC 840, Leases (“ASC 840”).

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

Adaptive Biotechnologies Corporation

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The expected credit losses are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, and the net carrying value of the financial asset is presented on the balance sheet. The guidance also amends the previous other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account, limited to the difference between a security’s amortized cost basis and its fair value. Furthermore, the standard update removes the distinction between whether an impairment is temporary or other-than temporary. We adopted the guidance effective January 1, 2020. Given the short-term nature of our accounts receivable, the adoption as it relates to trade receivables did not have a significant impact on our unaudited condensed financial statements. Furthermore, impairment of available-for-sale debt securities as of the adoption date was determined to be due to factors other than credit loss; therefore, a credit allowance was not recognized.

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

MRD Development Agreements

We have entered into agreements with biopharmaceutical customers to further develop and commercialize clonoSEQ and the biopharmaceutical customers’ therapeutics. Under each of the agreements, we received or will receive non-refundable upfront payments and could receive substantial additional payments upon reaching certain progress milestones or achievement of certain regulatory milestones pertaining to the customers’ therapeutics and our clonoSEQ test.

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

Adaptive Biotechnologies Corporation

In the three and nine months ended September 30, 2020 and in the three and nine months ended September 30, 2019, we earned $2.5 million and $2.0 million, respectively, upon the achievement of certain regulatory milestones by us and our respective customers’ therapeutics. All $2.5 million and $2.0 million was recognized as revenue within the respective periods, as we determined these amounts were consistent with our estimated standalone selling price and the respective performance obligations were complete. In total, we recognized $2.6 million and $3.1 million in development revenue related to these contracts during the three and nine months ended September 30, 2020, respectively, and $2.3 million and $3.1 million during the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, in future periods we could receive up to an additional $313.5 million in milestone payments if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our clonoSEQ test.

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

Separately, we have a responsibility to Genentech to enter into a supply and manufacturing agreement for patient-specific TCRs as it pertains to any Personalized Product therapeutic. We determined this was an option right of Genentech should they pursue commercialization of a Personalized Product therapy. Because of the uncertainty resulting from the early stage of development, the novel approach of our collaboration with Genentech and our rights to future commercial milestones and royalty payments, we determined that this option right was not a material right that should be accounted for at inception. As such, we will account for the supply and manufacturing agreement when entered into between the parties.

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of September 30, 2020. We excluded the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

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

We recognized revenue of $12.3 million and $11.4 million during the three months ended September 30, 2020 and 2019, respectively, and $35.9 million and $26.2 million during the nine months ended September 30, 2020 and 2019, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

Adaptive Biotechnologies Corporation

4.	Fair Value Measurements

The following tables set forth the fair value of financial assets as of September 30, 2020 and December 31, 2019 that were measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$495,115	$—	$—	$495,115
U.S. government debt and agency securities	—	340,836	—	340,836
Corporate bonds	—	13,634	—	13,634
Total financial assets	$495,115	$354,470	$—	$849,585

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$88,683	$—	$—	$88,683
Commercial paper	—	121,867	—	121,867
U.S. government debt and agency securities	—	377,243	—	377,243
Corporate bonds	—	86,615	—	86,615
Total financial assets	$88,683	$585,725	$—	$674,408

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
5.	Investments

Available-for-sale investments consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt and agency securities	$323,338	$1,034	$(2)	$324,370
Corporate bonds	13,502	134	(2)	13,634
Total short-term marketable securities	$336,840	$1,168	$(4)	$338,004
Long-term marketable securities
U.S. government debt and agency securities	$16,203	$263	$—	$16,466
Total long-term marketable securities	$16,203	$263	$—	$16,466

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$121,866	$—	$—	$121,866
U.S. government debt and agency securities	285,963	394	(1)	286,356
Corporate bonds	71,962	109	(3)	72,068
Total short-term marketable securities	$479,791	$503	$(4)	$480,290
Long-term marketable securities
U.S. government debt and agency securities	$90,750	$146	$(9)	$90,887
Corporate bonds	14,513	35	—	14,548
Total long-term marketable securities	$105,263	$181	$(9)	$105,435

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivables of $1.4 million and $2.2 million were presented separately within the prepaid expenses and other current assets line item on our unaudited condensed balance sheet as of September 30, 2020 and on our balance sheet as of December 31, 2019, respectively. We have made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables.

The following table presents the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position, as of September 30, 2020 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt and agency securities	$75,564	$(2)	$—	$—
Corporate bonds	1,522	(2)	—	—
Total available-for-sale securities	$77,086	$(4)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of September 30, 2020, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of September 30, 2020 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.
6.	Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(9,552)	$10,448
Purchased intellectual property	325	(120)	205
Balance at September 30, 2020	$20,325	$(9,672)	$10,653

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(8,301)	$11,699
Purchased intellectual property	325	(96)	229
Balance at December 31, 2019	$20,325	$(8,397)	$11,928

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. (“Sequenta”) in 2015. The remaining balance of the acquired technology and the purchased intellectual property is expected to be amortized over the next 6.3 years.

Adaptive Biotechnologies Corporation

As of September 30, 2020, expected future amortization expense for intangible assets was as follows (in thousands):

2020 (excluding the nine months ended September 30, 2020)	$428
2021	1,699
2022	1,699
2023	1,699
2024	1,703
Thereafter	3,425
Total future amortization expense	$10,653

7.	Deferred Revenue

Deferred revenue by revenue classification as of September 30, 2020 and December 31, 2019 was as follows (in thousands):

	September 30, 2020	December 31, 2019
Current deferred revenue
Sequencing	$16,040	$12,482
Development	62,152	48,512
Total current deferred revenue	78,192	60,994
Non-current deferred revenue
Sequencing	637	1,459
Development	174,216	217,873
Total non-current deferred revenue	174,853	219,332
Total current and non-current deferred revenue	$253,045	$280,326

Deferred revenue from our Genentech Agreement represents $59.9 million and $169.1 million of the current and non-current development deferred revenue balances, respectively, at September 30, 2020 and $48.1 million and $216.8 million of the current and non-current development deferred revenue balances, respectively, at December 31, 2019. In general, we expect that the current amounts will be recognized as revenue within 12 months and the non-current amounts will be recognized as revenue over a period of approximately six to seven years. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on the various development activities.

Changes in deferred revenue during the nine months ended September 30, 2020 were as follows (in thousands):

Deferred revenue balance at December 31, 2019	$280,326
Additions to deferred revenue during the period	19,859
Revenue recognized during the period	(47,140)
Deferred revenue balance at September 30, 2020	$253,045

As of September 30, 2020, $41.9 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2019. As a result of cancelled customer sequencing contracts, we recognized $0.5 million and $0.9 million of sequencing revenue during the three and nine months ended September 30, 2020, respectively.
8.	Leases

We have operating lease agreements for the laboratory and office facilities that we occupy in Seattle, Washington and South San Francisco, California, as well as server space. Our leases include an amendment to our previous lease in South San Francisco, California to rent 19,867 additional square feet, which commenced during the nine months ended September 30, 2020 and provides for a $0.6 million tenant improvement allowance. As of September 30, 2020, we were not party to any finance leases. Our leases have remaining terms of 1.6 years to 11.8 years, and include options to extend certain of the leases up to 10.0 years and terminate certain of the leases after 3.0 years. We adjust lease terms for these options only when it is reasonably certain we will exercise these options. As of September 30, 2020, it was reasonably certain that we would exercise our option to terminate two of our leases after 3.0 years.

Other information related to our operating leases as of September 30, 2020 was as follows:

Weighted-average remaining lease term (in years)	9.66
Weighted-average discount rate	4.6%

Adaptive Biotechnologies Corporation

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities as of September 30, 2020 (in thousands):

2020 (excluding the nine months ended September 30, 2020)	$1,532
2021	6,887
2022	6,886
2023	6,450
2024	5,956
Thereafter	30,979
Total undiscounted lease payments	58,690
Less:
Imputed interest rate	(11,682)
Tenant improvement receivables	(673)
Total operating lease liabilities	$46,335
Less: current portion	(3,969)
Operating lease liabilities, less current portion	$42,366

Operating lease expense was $1.4 million and $3.7 million for the three and nine months ended September 30, 2020, respectively. Variable lease expense for operating leases was $0.7 million and $1.8 million for the three and nine months ended September 30, 2020, respectively. Rent expense recognized under ASC 840, inclusive of operating and maintenance costs, was $1.3 million and $3.6 million for the three and nine months ended September 30, 2019, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2020 was $1.8 million, net of $1.8 million of cash received for tenant improvement allowances.

Lease Not Yet Commenced

In August 2019, we entered into an agreement to rent 100,000 square feet in a to-be-constructed building in Seattle, Washington. In connection with the lease, we entered into a $2.1 million letter of credit with one of our existing financial institutions. Due to our significant involvement during the construction process of the leased building, we qualified as the deemed owner of the building under build-to-suit lease accounting guidance that proceeded ASC 842. The resulting asset and long-term financing obligation recorded on our balance sheet for the cost of the building was derecognized upon adoption of ASC 842. As of September 30, 2020, we have incurred $2.4 million in certain tenant improvement costs relating to the to-be-constructed building, which are presented within the other long-term liabilities line item on our unaudited condensed balance sheet as of September 30, 2020. These costs will be reimbursed by the landlord. The related receivable of $2.4 million is presented within the prepaid expenses and other current assets line item on our unaudited condensed balance sheet as of September 30, 2020.

This lease will be assessed for classification and a lease liability and corresponding ROU asset will be recorded upon lease commencement. Future non-cancellable undiscounted lease payments total $89.8 million, payable over the lease term of 12.7 years.
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

Adaptive Biotechnologies Corporation

10.	Shareholders’ Equity

Convertible Preferred Stock

Immediately prior to the completion of our initial public offering on July 1, 2019, 93,039,737 shares of convertible preferred stock then outstanding converted into an equivalent number of shares of common stock. As of September 30, 2020, no shares of convertible preferred stock were outstanding.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2020, no shares of preferred stock were outstanding.

Common Stock

We are authorized to issue 340,000,000 shares of common stock. Our common stock has a par value of $0.0001, no preferences or privileges and is not redeemable. Holders of our common stock are entitled to one vote for each share of common stock held. The holders of record of outstanding shares of common stock shall be entitled to receive, when, as and if declared, out of funds legally available, such cash and other dividends as may be declared from time to time. As of September 30, 2020, we had 136,392,256 shares of common stock outstanding.

As of September 30, 2020, we have reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	15,567,900
Shares available for future grant under the 2019 Equity Incentive Plan	18,787,301
Shares available for future grant under the Employee Stock Purchase Plan	2,804,298
Shares to be issued upon exercise of a common stock warrant	56,875
Total shares of common stock reserved for future issuance	37,216,374

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

Common Stock Warrant

In 2014, we issued a warrant to purchase 56,875 shares of Series C convertible preferred stock at an exercise price of $2.64. The warrant is exercisable for a period of seven years from the date of issuance. Immediately prior to and in connection with the completion of our initial public offering on July 1, 2019, this convertible preferred stock warrant, which was previously recorded as a financial liability, was converted to a warrant to purchase the same number of shares of common stock. Upon conversion, the financial liability was reclassified to the additional paid-in capital line item on our unaudited condensed balance sheet. The warrant to purchase 56,875 shares of common stock remains outstanding as of September 30, 2020.

Adaptive Biotechnologies Corporation

11.	Equity Incentive Plans

Sequenta 2008 Stock Plan, as amended

In connection with our acquisition of Sequenta in January 2015, we assumed Sequenta’s Equity Incentive Plan (“2008 Plan”), including all outstanding options and shares available for future issuance under the 2008 Plan, which, prior to the completion of our initial public offering, were all exercisable for Series E-1 convertible preferred stock. Upon completion of our initial public offering in July 2019, the outstanding options were exercisable for common stock. No shares are available for future issuance under this plan and no equity awards are outstanding under this plan as of September 30, 2020.

Adaptive 2009 Equity Incentive Plan

We adopted an equity incentive plan in 2009 (“2009 Plan”) that provided for the issuance of incentive and nonqualified common stock options and other share-based awards for employees, directors and consultants. Under the 2009 Plan, the option exercise price for incentive and nonqualified stock options were not to be less than the fair market value of our common stock at the date of grant. Options granted under this plan expire no later than ten years from the grant date and vesting was established at the time of grant. Pursuant to the terms of the 2019 Plan, any shares subject to outstanding options originally granted under the 2009 Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to awards granted under the 2019 Plan. While no shares are available for future issuance under the 2009 Plan, it continues to govern outstanding equity awards granted thereunder.

2019 Equity Incentive Plan

The 2019 Plan was approved by our shareholders on June 13, 2019 and, pursuant to the resolutions adopted by our board of directors, became effective immediately prior to the closing of our initial public offering. The 2019 Plan provides for the issuance of awards in the form of options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the option exercise price per share shall not be less than the fair market value of a share of stock on the grant date of the option, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain option grants made to non-employee directors, stock options granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of September 30, 2020, we have authorized 22,102,754 shares of common stock for issuance under the 2019 Plan.

Changes in shares available for grant during the nine months ended September 30, 2020 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2019	15,396,254
2019 Plan reserve increase on January 1, 2020	6,261,907
Options and restricted stock units granted	(3,070,331)
Options and restricted stock units forfeited, cancelled or expired	199,471
Shares available for grant at September 30, 2020	18,787,301

Stock option activity under the 2008 Plan, 2009 Plan and 2019 Plan during the nine months ended September 30, 2020 was as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2019	16,646,654	$6.14	$398,379
Options granted	3,020,331	31.98
Options forfeited or cancelled	(184,471)	14.19
Options expired	(15,000)	0.16
Options exercised	(3,949,614)	3.91
Options outstanding at September 30, 2020	15,517,900	$11.65	$573,922
Options vested and exercisable at September 30, 2020	8,604,883	$5.97	$367,072

The weighted-average remaining contractual life for options outstanding at September 30, 2020 was 7.1 years. The weighted-average remaining contractual life for vested and exercisable options outstanding at September 30, 2020 was 5.9 years.

Adaptive Biotechnologies Corporation

Of the $15.5 million proceeds from exercise of stock options included on our unaudited condensed statements of cash flows for the nine months ended September 30, 2020, $0.5 million related to options exercised prior to but settled during the nine months ended September 30, 2020. As of September 30, 2020, $0.4 million was included in the prepaid expenses and other current assets line item on our unaudited condensed balance sheet for unsettled cash proceeds related to options exercised.

As of December 31, 2019, 4,500 shares of restricted stock units (“RSUs”), with a weighted-average grant date fair value per share of $41.63, were nonvested and outstanding. We granted 50,000 shares of RSUs, with a weighted-average grant date fair value per share of $28.10, during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, 4,500 shares of RSUs, with a weighted-average grant date fair value per share of $41.63, vested. As of September 30, 2020, 50,000 shares of RSUs, with a weighted-average grant date fair value per share of $28.10, remained nonvested and outstanding.

Fair Value of Options and Grant Date Fair Value of Restricted Stock Units

The estimated fair value of options granted during the nine months ended September 30, 2020 and 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2020	2019
Grant date fair value	$17.68 - $48.54	$7.80 - $47.81
Expected term (in years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	0.4% - 1.7%	1.4% - 2.5%
Expected volatility	70.5% - 73.0%	64.3% - 72.9%
Expected dividend yield	—	—

The weighted-average volatility used in the fair value calculations of options granted during the nine months ended September 30, 2020 and 2019 was 71.2% and 68.0%, respectively.

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

Share-based compensation expense of $6.5 million and $3.3 million was recognized during the three months ended September 30, 2020 and 2019, respectively, and $17.5 million and $9.7 million was recognized during the nine months ended September 30, 2020 and 2019, respectively.

Adaptive Biotechnologies Corporation

The compensation costs related to stock options and RSUs for the three and nine months ended September 30, 2020 and 2019, respectively, are included on our statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$206	$133	$587	$376
Research and development	2,216	943	5,912	2,838
Sales and marketing	1,759	798	4,583	2,647
General and administration	2,289	1,461	6,436	3,852
Total share-based compensation expense	$6,470	$3,335	$17,518	$9,713

At September 30, 2020, unrecognized share-based compensation expense related to unvested stock options was $75.5 million, which is expected to be recognized over a remaining weighted-average period of 3.1 years. Additionally, at September 30, 2020, unrecognized share-based compensation expense related to unvested RSUs was $1.2 million, which is expected to be recognized over a remaining weighted-average period of 3.5 years.
12.	Income Taxes

The effective tax expense was $0.7 million and the effective tax benefit was $1.1 million for the three and nine months ended September 30, 2020, respectively. There was no effective tax benefit for the year ended December 31, 2019.

We calculate our tax provision by applying a forecasted annual effective tax rate (“AETR”) against year-to-date pre-tax loss, and taking into account certain discrete items, primarily related to the exercise activity of stock options, in the quarter in which they occur. We recorded an income tax expense for the three months ended September 30, 2020 and an income tax benefit for the nine months ended September 30, 2020 because the discrete benefit from option exercises was greater than the year-to-date AETR tax expense. We do not expect to recognize any tax expense or benefit on a full year basis, inclusive of discrete items.

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

Adaptive Biotechnologies Corporation

13.	Net Loss Per Share Attributable to Common Shareholders

Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common shareholders for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(36,719)	$(13,950)	$(101,657)	$(47,995)
Fair value adjustments to redemption value for Series E-1 convertible preferred stock options	—	—	—	(964)
Net loss attributable to common shareholders, basic and diluted	$(36,719)	$(13,950)	$(101,657)	$(48,959)
Weighted-average shares used in computing net loss per share	134,372,026	124,285,686	129,289,948	50,552,389
Net loss per share attributable to common shareholders, basic and diluted	$(0.27)	$(0.11)	$(0.79)	$(0.97)

Since we were in a loss position for all periods presented, basic net loss per share attributable to common shareholders is the same as diluted net loss per share attributable to common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common shareholders for the three and nine months ended September 30, 2020 and 2019, respectively, as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Convertible preferred stock (on as if converted basis)	—	—	—	61,641,506
Stock options issued and outstanding	15,718,821	17,466,409	16,484,334	17,096,516
Unvested restricted stock units	50,000	7,380	34,138	2,487
Common stock warrants	56,875	56,875	56,875	55,653
Convertible preferred stock warrants	—	—	—	37,708
Total	15,825,696	17,530,664	16,575,347	78,833,870

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

Our immune medicine platform is the foundation for our expanding suite of products and services. The cornerstone of our platform and core immunosequencing product, immunoSEQ, serves as our underlying research and development engine and generates revenue from academic and biopharmaceutical customers. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the FDA for the detection and monitoring of MRD in patients with MM and ALL and is being validated for patients with other blood cancers. Leveraging our collaboration with Microsoft Corporation (“Microsoft”) to create the TCR-Antigen Map, we are also developing a clinical diagnostic product, T-Detect (previously referred to as immunoSEQ Dx), that may enable early detection of many diseases from a single blood test. We are currently running our first clinical validation study in acute Lyme disease following proof of concept in 2019. Our therapeutic product candidates, being developed under the Genentech Agreement, leverage our platform to identify specific immune cells to develop into cellular therapies in oncology.

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

Historically, we have sold immunoSEQ as a fee-for-service offering to academic centers and biopharmaceutical customers and further deepened those relationships over time by supporting their development initiatives. These research offerings have comprised the majority of our revenue to date, although our business is pursuing broader opportunities. As we continue to expand the use of our clonoSEQ diagnostic tests, develop and commercialize T-Detect and develop and commercialize therapeutic product candidates with our drug discovery collaborator, we expect our mix of revenue to shift to clinical products and services, which we believe will become our largest sources of revenue.

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

We generated revenue of $26.3 million and $68.2 million for the three and nine months ended September 30, 2020, respectively, and $26.1 million and $60.9 million for the three and nine months ended September 30, 2019, respectively. Our net losses were $36.7 million and $101.7 million for the three and nine months ended September 30, 2020, respectively, and $14.0 million and $48.0 million for the three and nine months ended September 30, 2019, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, sequencing and development revenue. As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents and marketable securities of $851.5 million and $682.3 million, respectively.

COVID-19 Developments

In March 2020, we extended our collaboration with Microsoft to decode the adaptive immune response and pursue a diagnostic signal for COVID-19. In the second quarter of 2020, we confirmed a clinical signal for the detection of the virus that causes COVID-19, called SARS-CoV-2. We are actively exploring T-Detect’s ability to detect the TCR response to the virus and believe that quantifying virus-specific T cells may enable new diagnostic applications and inform our ability to assess immunity and response to vaccines or other drugs in development. As part of this effort, we initiated the ImmuneCODE program to collect, analyze and publicize data about the TCRs specific to SARS-CoV-2. We continue to collect samples from our own prospective study, ImmuneRACE, and participating institutions around the world that are interested in contributing. We are making all of the sequencing data publicly available in our ImmuneCODE database, which was launched in June 2020.

In August 2020, we launched immunoSEQ T-MAP COVID, a proprietary research product and data analysis service to measure the T cell immune response to vaccines being developed by third parties and track the persistence of that response over time. In November 2020, we announced plans to launch T-Detect COVID, a T cell-based clinical diagnostic product for COVID-19.

For a discussion of the risks presented by the COVID-19 pandemic, including risks to our results of operations and inherent in development of new products and services related to the pandemic, see the “Risk Factors” section of this report.

Follow-On Offering

In July 2020, we completed an underwritten public offering of our common stock in which we issued and sold 7,200,000 shares of common stock at a public offering price of $40.00 per share. We received $271.8 million in net proceeds, after deducting underwriting discounts and net offering expenses payable by us.

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

Adaptive Biotechnologies Corporation

For our clonoSEQ coverage under Medicare, we bill an episode of treatment when we deliver the first eligible test results. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue recognition commences at the time the initial billable test result is delivered and is based upon cumulative tests delivered to date. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and recognized as we deliver the remaining tests in a patient’s treatment cycle.

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

Due to the ongoing uncertainties related to the COVID-19 pandemic, we may experience variability in revenue in the near term as restrictions in our customers’ abilities to procure samples for their research initiatives change, as customer initiatives evolve and as clinical testing is impacted. For more information, see the section of this report captioned “Risk Factors—The COVID-19 pandemic could adversely impact portions of our business that rely on research and development activities or clinical trials and delay or disrupt our pipeline, which may adversely impact revenue.”

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

Research and Development Expenses

Research and development expenses consist of laboratory materials costs, personnel-related expenses, equipment costs, allocated facility costs, information technology expenses and contract service expenses. Research and development activities support further development and refinement of existing assays and products, discovery of new technologies and investments in our immune medicine platform. We also include in research and development expenses the costs associated with software development activities to support laboratory scaling and workflow, as well as development of applications to support future commercial opportunities. We are currently conducting research and development activities for several products and services and we typically use our laboratory materials, personnel, facilities, information technology and other development resources across multiple development programs. Additionally, certain of these research and development activities benefit more than one of our product opportunities. We do not track research and development expenses by specific product candidates.

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

We expect our research and development expenses to continue to increase in absolute dollars as we innovate and expand the application of our platform. However, we expect research and development expenses to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts. While the pace and priorities of our research and development initiatives may continue to be impacted by the COVID-19 pandemic, we expect to continue to increase expenses in both the near and long-term to support our ongoing initiatives, which include our initiatives with respect to COVID-19.

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

We expect our general and administrative expenses to continue to increase in absolute dollars as we increase headcount. Though expected to increase in absolute dollars, we expect these expenses to decrease as a percentage of revenue in the long term as revenue increases.

Adaptive Biotechnologies Corporation

Statements of Operations Data and Other Financial and Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Revenue
Sequencing revenue	$11,276	$11,683	$28,730	$29,631
Development revenue	15,023	14,375	39,467	31,231
Total revenue	26,299	26,058	68,197	60,862
Operating expenses
Cost of revenue	6,053	5,601	16,308	16,323
Research and development	30,314	20,506	80,241	49,516
Sales and marketing	14,474	9,099	42,813	25,813
General and administrative	12,079	8,477	36,138	22,143
Amortization of intangible assets	428	428	1,275	1,270
Total operating expenses	63,348	44,111	176,775	115,065
Loss from operations	(37,049)	(18,053)	(108,578)	(54,203)
Interest and other income, net	1,018	4,103	5,805	6,208
Income tax (expense) benefit	(688)	—	1,116	—
Net loss	(36,719)	(13,950)	(101,657)	(47,995)
Fair value adjustment to Series E-1 convertible preferred stock options	—	—	—	(964)
Net loss attributable to common shareholders	$(36,719)	$(13,950)	$(101,657)	$(48,959)
Net loss per share attributable to common shareholders, basic and diluted	$(0.27)	$(0.11)	$(0.79)	$(0.97)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	134,372,026	124,285,686	129,289,948	50,552,389
Other Financial and Operating Data:
Adjusted EBITDA (1)	$(28,435)	$(12,655)	$(84,940)	$(38,774)

(1) Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other income, net, income tax (expense) benefit, depreciation and amortization and share-based compensation expenses. Please refer to “Adjusted EBITDA” below for a reconciliation between Adjusted EBITDA and net loss, the most directly comparable GAAP financial measure, and a discussion about the limitations of Adjusted EBITDA.

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Revenue
Sequencing revenue	$11,276	$11,683	$(407)	(3)%	43%	45%
Development revenue	15,023	14,375	648	5	57	55
Total revenue	$26,299	$26,058	$241	1	100%	100%

Total revenue was $26.3 million for the three months ended September 30, 2020, compared to $26.1 million for the three months ended September 30, 2019, representing an increase of $0.2 million, or 1%.

Sequencing revenue decreased to $11.3 million for the three months ended September 30, 2020, representing a decrease of $0.4 million, or 3%. The decrease in sequencing revenue was primarily attributable to a $1.9 million decrease in revenue generated from biopharmaceutical customers, inclusive of a decrease in revenue recognized from cancelled customer projects of $0.2 million, which was partially offset by a $1.4 million increase in revenue generated from clinical customers.

Adaptive Biotechnologies Corporation

Research sequencing volume decreased by 38% to 6,541 sequences delivered in the three months ended September 30, 2020 from 10,618 sequences delivered in the three months ended September 30, 2019. A large driver of the decrease in research sequencing volume, and the related sequencing revenue, was the expiration of a translational agreement with a biopharmaceutical customer in the fourth quarter of 2019. Clinical sequencing volume increased by 58% to 4,023 clinical tests delivered in the three months ended September 30, 2020 from 2,551 clinical tests delivered in the three months ended September 30, 2019.

Development revenue increased to $15.0 million for the three months ended September 30, 2020, representing an increase of $0.6 million, or 5%. The increase was primarily attributable to a $0.9 million increase in revenue generated from the Genentech Agreement and a $0.3 million increase in revenue generated from MRD development agreements, which were partially offset by a $0.6 million decrease in revenue generated from translational agreements.

Cost of Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Cost of revenue	$6,053	$5,601	$452	8%	23%	21%

Cost of revenue was $6.1 million for the three months ended September 30, 2020, compared to $5.6 million for the three months ended September 30, 2019, representing an increase of $0.5 million, or approximately 8%. The increase in cost of revenue was primarily attributable to a $1.1 million increase in labor and overhead costs, which was partially offset by a $0.9 million decrease related to higher usage of our production laboratory to process research and development samples versus revenue samples.

Research and Development

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Research and development	$30,314	$20,506	$9,808	48%	115%	79%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended September 30,
(in thousands)	2020	2019	Change
Research and development materials and allocated production laboratory expenses	$13,095	$10,313	$2,782
Personnel expenses	11,447	7,146	4,301
Allocable facilities and information technology expenses	1,468	900	568
Software and cloud services expenses	976	810	166
Depreciation and other expenses	3,328	1,337	1,991
Total	$30,314	$20,506	$9,808

Research and development expenses were $30.3 million for the three months ended September 30, 2020, compared to $20.5 million for the three months ended September 30, 2019, representing an increase of $9.8 million, or 48%. The increase was primarily attributable to a $4.3 million increase in personnel costs and a $2.8 million increase in cost of materials and allocated production laboratory expenses, which was primarily related to supporting investments in our T-Detect and TCR-Antigen Map development, as well as our immune medicine platform and drug discovery efforts. A $2.0 million increase in depreciation and other expenses also contributed to the overall period-over-period increase.

Adaptive Biotechnologies Corporation

Sales and Marketing

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Sales and marketing	$14,474	$9,099	$5,375	59%	55%	35%

Sales and marketing expenses were $14.5 million for the three months ended September 30, 2020, compared to $9.1 million for the three months ended September 30, 2019, representing an increase of $5.4 million, or 59%. The increase was primarily attributable to $3.8 million in additional personnel costs and a $1.7 million increase in marketing fees, which was primarily related to additional investments in both our clonoSEQ marketing efforts and our shared corporate marketing initiatives. A $0.3 million increase in consulting fees and a $0.2 million increase in computer and software expenses also contributed to the period-over-period increase, which was partially offset by a $0.7 million decrease in travel, entertainment and customer event related expenses.

General and Administrative

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
General and administrative	$12,079	$8,477	$3,602	42%	46%	33%

General and administrative expenses were $12.1 million for the three months ended September 30, 2020, compared to $8.5 million for the three months ended September 30, 2019, representing an increase of $3.6 million, or 42%. The increase was primarily attributable to $2.3 million in additional personnel costs and a $1.0 million increase in legal, accounting and tax fees.

Interest and Other Income, Net

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Interest and other income, net	$1,018	$4,103	$(3,085)	(75)%

Interest and other income, net was $1.0 million for the three months ended September 30, 2020, compared to $4.1 million for the three months ended September 30, 2019, representing a decrease of $3.1 million, or approximately 75%. The decrease was attributable to a decrease in net interest income and investment amortization resulting from reduced interest rates and related yields.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Revenue
Sequencing revenue	$28,730	$29,631	$(901)	(3)%	42%	49%
Development revenue	39,467	31,231	8,236	26	58	51
Total revenue	$68,197	$60,862	$7,335	12	100%	100%

Total revenue was $68.2 million for the nine months ended September 30, 2020, compared to $60.9 million for the nine months ended September 30, 2019, representing an increase of $7.3 million, or 12%.

Sequencing revenue decreased to $28.7 million for the nine months ended September 30, 2020, representing a decrease of $0.9 million, or 3%. The decrease in sequencing revenue was attributable to a $5.2 million decrease in revenue generated from biopharmaceutical and academic customers, inclusive of a decrease in revenue recognized from cancelled customer projects of $0.6 million, which was partially offset by a $4.3 million increase in revenue generated from clinical customers.

Adaptive Biotechnologies Corporation

Research sequencing volume decreased by 32% to 16,756 sequences delivered in the nine months ended September 30, 2020 from 24,593 sequences delivered in the nine months ended September 30, 2019. The reduction in research sequencing volume was primarily attributable to the expiration of a translational agreement with a biopharmaceutical customer in the fourth quarter of 2019, as well as trial enrollment delays and project deferrals from our biopharmaceutical and academic customers. Clinical sequencing volume increased by 54% to 10,677 clinical tests delivered in the nine months ended September 30, 2020 from 6,950 clinical tests delivered in the nine months ended September 30, 2019.

Development revenue increased to $39.5 million for the nine months ended September 30, 2020, representing an increase of $8.2 million, or 26%. The increase was primarily attributable to a $9.7 million increase in revenue generated from the Genentech Agreement, partially offset by a $1.5 million decrease in revenue generated from translational agreements.

Cost of Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Cost of revenue	$16,308	$16,323	$(15)	0%	24%	27%

Cost of revenue was $16.3 million for the nine months ended September 30, 2020, compared to $16.3 million for the nine months ended September 30, 2019, representing no net change. Period-over-period, there was a $3.3 million increase in labor and overhead costs, a $0.3 million increase in biopharmaceutical partner support costs and a $0.1 million increase in materials cost due to product mix. These increases were partially offset by a $3.4 million decrease related to higher usage of our production laboratory to process research and development samples versus revenue samples, as well as a $0.4 million decrease in material costs resulting from a decrease in revenue sample volume.

Research and Development

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Research and development	$80,241	$49,516	$30,725	62%	118%	81%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Research and development materials and allocated production laboratory expenses	$34,351	$22,962	$11,389
Personnel expenses	32,343	19,518	12,825
Allocable facilities and information technology expenses	3,742	2,503	1,239
Software and cloud services expenses	2,617	1,538	1,079
Depreciation and other expenses	7,188	2,995	4,193
Total	$80,241	$49,516	$30,725

Research and development expenses were $80.2 million for the nine months ended September 30, 2020, compared to $49.5 million for the nine months ended September 30, 2019, representing an increase of $30.7 million, or 62%. The increase was primarily attributable to a $12.8 million increase in personnel costs and an $11.4 million increase in cost of materials and allocated production laboratory expenses, which was primarily related to supporting investments in our T-Detect and TCR-Antigen Map development and immune medicine platform, as well as our drug discovery efforts. A $4.2 million increase in depreciation and other expenses also contributed to the overall increase.

Adaptive Biotechnologies Corporation

Sales and Marketing

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Sales and marketing	$42,813	$25,813	$17,000	66%	63%	42%

Sales and marketing expenses were $42.8 million for the nine months ended September 30, 2020, compared to $25.8 million for the nine months ended September 30, 2019, representing an increase of $17.0 million, or 66%. The increase was primarily attributable to $9.9 million in additional personnel costs and $6.8 million in additional marketing fees, which was largely related to investments supporting our clonoSEQ marketing efforts and shared corporate marketing initiatives. A $0.5 million increase in computer and software expenses, $0.3 million increase in consulting fees and $0.3 million increase in advisory expenses, all of which were partially offset by a $0.9 million decrease in travel, entertainment and customer event related expenses, also contributed to the overall increase.

General and Administrative

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
General and administrative	$36,138	$22,143	$13,995	63%	53%	36%

General and administrative expenses were $36.1 million for the nine months ended September 30, 2020, compared to $22.1 million for the nine months ended September 30, 2019, representing an increase of $14.0 million, or 63%. The increase was primarily attributable to a $7.5 million increase in personnel costs, as well as a $3.7 million increase in legal, accounting and tax fees and $2.1 million increase in insurance costs, both of which were largely due to the effect of operating as a public company for the full nine months ended September 30, 2020. Additionally, there was a $0.5 million increase in computer and software costs, a $0.5 million increase in credit and collections fees and a $0.5 million increase in consultant fees. These increases were partially offset by a $1.0 million decrease in business taxes primarily resulting from the timing of the Genentech upfront payment received in February 2019 and a $0.4 million decrease in travel and entertainment expenses.

Interest and Other Income, Net

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	$	%
Interest and other income, net	$5,805	$6,208	$(403)	(6)%

Interest and other income, net was $5.8 million for the nine months ended September 30, 2020, compared to $6.2 million for the nine months ended September 30, 2019, representing a decrease of $0.4 million, or 6%. The decrease was primarily attributable to a $2.8 million decrease in net interest income and investment amortization resulting from reductions in interest rates and related yields, partially offset by the $2.3 million impact of revaluing a convertible preferred stock warrant liability in the nine months ended September 30, 2019.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss adjusted for interest and other income, net, income tax (expense) benefit, depreciation and amortization and share-based compensation expenses.

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

Adaptive Biotechnologies Corporation

Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. We may in the future incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. In particular, we expect to incur meaningful share-based compensation expense in the future. Other limitations include that Adjusted EBITDA does not reflect:

•	all expenditures or future requirements for capital expenditures or contractual commitments;
•	changes in our working capital needs;
•	income tax (expense) benefit, which may be a necessary element of our costs and ability to operate;
•	the costs of replacing the assets being depreciated and amortized, which will often have to be replaced in the future;
•	the non-cash component of employee compensation expense; and
•	the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations.

In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

The following is a reconciliation of our net loss to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(36,719)	$(13,950)	$(101,657)	$(47,995)
Interest and other income, net	(1,018)	(4,103)	(5,805)	(6,208)
Income tax expense (benefit)	688	—	(1,116)	—
Depreciation and amortization expense	2,144	2,063	6,120	5,716
Share-based compensation expense (1)	6,470	3,335	17,518	9,713
Adjusted EBITDA	$(28,435)	$(12,655)	$(84,940)	$(38,774)

(1) Represents share-based compensation expense related to option and RSU awards. See Note 11 of the accompanying notes to our unaudited condensed financial statements appearing elsewhere in this report for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through December 31, 2018, and again in the interim periods within the first nine months of 2020. As of September 30, 2020, we had an accumulated deficit of $467.0 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, sequencing and development revenue. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $851.5 million.

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

While we may experience reductions in our revenue in the near term as a result of the COVID-19 pandemic or otherwise, as long-term revenue from sales of our current and future products and services is expected to grow, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.

Cash Flows

The following table summarizes our uses and sources of cash for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	$(109,839)	$232,195
Net cash provided by (used in) investing activities	223,005	(528,377)
Net cash provided by financing activities	287,334	318,170

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2020 was $109.8 million, which was primarily attributable to a net loss of $101.7 million, a net change in our operating assets and liabilities of $32.5 million and a benefit from income tax of $1.1 million, which were partially offset by non-cash share-based compensation of $17.5 million, non-cash depreciation and amortization of $5.6 million and non-cash lease expense of $2.2 million. The net change in our operating assets and liabilities was primarily due to a $27.3 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, a $3.9 million increase in prepaid expenses and other current assets and a $1.7 million increase in inventory. These changes were partially offset by a reduction in accounts receivable, net of $0.8 million.

Cash provided by operating activities during the nine months ended September 30, 2019 was $232.2 million, which was primarily attributable to a net change in our operating assets and liabilities of $266.1 million, non-cash share-based compensation of $9.7 million, non-cash depreciation and amortization of $2.2 million and a $2.3 million fair value adjustment of our convertible preferred stock warrant liability caused by an increase in valuation of our common stock, partially offset by a net loss of $48.0 million. The net change in our operating assets and liabilities reflects an increase in deferred revenue of $276.2 million, primarily due to the $300.0 million upfront payment by Genentech, and an increase in accounts payable and accrued liabilities of $3.1 million, primarily due to increased headcount and growth in operating expenditures, as well as the timing of vendor payments. These increases were partially offset by an increase in accounts receivable of $4.4 million, primarily due to an increase in clinical billings, as well as an increase in sequencing revenue paid in arrears rather than upfront by biopharmaceutical customers, an increase in prepaid expenses and other current assets of $6.8 million, primarily due to prepaid insurance and prepaid software, an increase in inventory of $0.8 million to support the growth in laboratory operations, reductions in deferred rent of $0.6 million due to increased rent payments and a $0.5 million security deposit.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2020 was $223.0 million, which was primarily attributable to proceeds from sales and maturities of marketable securities of $532.2 million, partially offset by purchases of marketable securities of $299.8 million and purchases of property and equipment of $9.4 million.

Cash used in investing activities during the nine months ended September 30, 2019 was $528.4 million, which was primarily attributable to purchases of marketable securities of $772.1 million and purchases of property and equipment of $8.8 million, partially offset by proceeds from maturities of marketable securities of $252.5 million.

Adaptive Biotechnologies Corporation

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2020 was $287.3 million, which was primarily attributable to $271.8 million in proceeds, after deducting underwriting discounts and net offering expenses payable by us, received from our underwritten public offering completed in July 2020, as well as $15.5 million in proceeds from the exercise of stock options.

Cash provided by financing activities during the nine months ended September 30, 2019 was $318.2 million, which was primarily attributable to proceeds from our initial public offering, net of underwriting discounts and commissions, of $320.9 million, and proceeds from the exercise of stock options of $2.3 million, partially offset by the payment of deferred initial public offering costs of $5.0 million.

Contractual Obligations and Commitments

Except for the addition of the amendment to our lease in South San Francisco, California, as set forth in Note 8 of the accompanying notes to our unaudited condensed financial statements, which resulted in additional lease obligations of $9.0 million upon execution of the lease, as of September 30, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we have not had any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Adaptive Biotechnologies Corporation

•	common stock valuations; and
•	goodwill.

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

JOBS Act Accounting Election

We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). The JOBS Act allows an emerging growth company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We also intend to rely on other exemptions provided by the JOBS Act, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of September 30, 2020, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has materially affected portions of our operations, including at our headquarters in Seattle and in our offices in South San Francisco, each subject to COVID-19 related government restrictions, and may affect the business or operations of our manufacturers, contract research organizations or other third parties with whom we conduct business.

Our business could be adversely affected by global pandemics or health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and such pandemics or epidemics could cause significant disruption in the operations of third-party manufacturers, suppliers, general contractors and sub-contractors related to capital projects and contract research organizations upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries and the World Health Organization has declared the outbreak a “pandemic.” In response to the pandemic, the U.S. government has periodically imposed restrictions on travel between the United States, Europe and certain other countries.

Most of our facilities and employees are based in Seattle, Washington at our corporate headquarters and are subject to a variety of restrictions designed to slow the spread of COVID-19, which have disrupted our normal operations. Similarly, our South San Francisco offices are subject to state and local restrictions that have disrupted our normal operations. With respect to our laboratory operations, we intend to continue to rely on the measures implemented in the first quarter of 2020 to reduce the risk of exposure of COVID-19 to the employees who continue to work on site, including the implementation of work-from-home policies for certain employees, as well as the implementation of shifts and zones to physically distance employees who remain on site. In addition, our laboratory staff processes samples from patients who have contracted, been exposed to, or recovered from COVID-19. We work with a variety of materials that could be hazardous to human health and intend to continue to adhere to the safety measures implemented to reduce the risk of exposure to our on-site staff. In the event of COVID-19 exposure to our employees, it is possible that all or a portion of our operations could be materially disrupted.

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

Quarantines, stay-at-home orders and similar government orders, or the perception that such orders, shutdowns or other restrictions on business operations could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing or supplier facilities in the United States and other countries, or the availability or cost of materials, such as reagents, which would disrupt our supply chain. With respect to our supply chain, we are experiencing longer lead times and in some cases scarcity of supplies used for COVID-19 diagnostics by other companies, which may adversely affect our sample processing and accordingly delay revenues.

Adaptive Biotechnologies Corporation

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

As the COVID-19 pandemic continues to spread around the globe, we will likely experience disruptions that could severely impact our business with respect to research and development and clinical trials, including:

•	delays or difficulties in enrolling patients or maintaining scheduled study visits in our clinical trials, which we have experienced with our immuneSENSE Lyme study that we launched in July 2020;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
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

For example, we launched our ImmuneSENSE study of acute Lyme disease in July 2020. As of September 30, 2020, we had 467 participants enrolled, fewer than initially projected, and the lower enrollment may extend the expected commercial timeline for launch of an acute Lyme diagnostic test. In addition to a timeline delay, there will be incremental costs related to an extended enrollment period. ImmuneSENSE Lyme and other studies in the future may be adversely affected by delays or difficulties in enrollment and related increased costs while the COVID-19 pandemic continues.

In addition, regulatory milestones represent a substantial part of our business strategy and are a key component of development revenue. The disruptions set forth above may materially affect our ability to achieve regulatory milestones, resulting in delays in our clinical pipeline and a material adverse effect on revenues.

Adaptive Biotechnologies Corporation

Due to the ongoing uncertainties related to the COVID-19 pandemic, we may also experience variability in revenue in the near term as restrictions in our customers’ abilities to procure samples for their research initiatives change, as customer initiatives evolve and as clinical testing is impacted. Additionally, if our sample volume throughput is reduced as a result of the COVID-19 pandemic or otherwise, cost of revenue as a percentage of total revenue may be adversely impacted due to fixed overhead costs.

Our efforts to discover and develop products and services related to COVID-19 may not be successful from either a platform extension or commercialization perspective.

We are seeking to leverage our immune medicine platform to discover and develop potential antibody therapies and diagnostics for COVID-19. In July 2020, we entered into an option for Amgen, Inc. to develop and commercialize any neutralizing antibodies we discover. In addition, we extended our collaboration with Microsoft to pursue a diagnostic signal for COVID-19. In August 2020, we launched immunoSEQ T-MAP COVID, a proprietary research product and data analysis service to measure the T cell immune response to vaccines being developed by third parties and track the persistence of that response over time. Our efforts in this area are early and continue to evolve and mature as we augment our databases and pool of knowledge.

Our efforts to discover, develop and commercialize these products and services, or other potential antibody therapies and diagnostics for COVID-19, involve a high degree of risk, and our efforts may fail for many reasons, including:

•	failure of our platform to extend to COVID-19 antibody therapies and diagnostics as expected;
•	failure of the antibody therapies or diagnostics to perform as expected, including defects and errors;
•	lack of validation data;
•	failure to demonstrate the analytical accuracy or clinical utility of existing antibody therapies and diagnostic tests;
•	failure to obtain the necessary regulatory approvals or clearances;
•	adverse impact on demand for our non-COVID-19 diagnostic services based on reductions in healthcare-seeking behaviors or negative effects on the general care environment caused by COVID-19; and
•	commercial disruption caused by the development of competing products or services.

Additionally, the market for COVID-19 products and services is highly time-sensitive and competitive. Even if we are successful in developing effective COVID-19 antibody therapies and diagnostics and securing the regulatory approvals or clearances, we may not be able to bring them to market in a timely fashion or, conversely, be able to fulfill all existing or future demand for such products and services. Current or future antibody therapies, diagnostics or related services once brought to market may not achieve commercial success. Our investments in the discovery and development of products and services related to COVID-19 may not be accretive to our future financial results and if we determine that any product or service is unlikely to succeed, we may abandon them without any return on our investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

Not applicable.

Use of Proceeds from our Initial Public Offering

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

Cash used since the initial public offering is described elsewhere in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports filed with the SEC. As of September 30, 2020, there has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated June 26, 2019 filed with the SEC on June 27, 2019 in connection with our initial public offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Adaptive Biotechnologies Corporation

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report
3.1	Amended and Restated Articles of Incorporation	8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws	8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among Adaptive Biotechnologies Corporation and certain of its shareholders, dated May 30, 2019	S-1	333-231838	4.1	5/30/2019
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)					X
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

Adaptive Biotechnologies Corporation

Date: November 10, 2020	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ Chad Cohen
Chad Cohen
Chief Financial Officer (Principal Financial and Accounting Officer)