Form 10-K
period 2020-12-31
Adaptive Biotechnologies Corp
filed 2021-02-24
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $3,590,000,000.

As of February 19, 2021, the Registrant had 139,219,503 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements expressed or implied in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the success of our significant investments in our continued research and development of new products and services;
•

the success of developing, commercializing and achieving commercial market acceptance of clonoSEQ, T-Detect, immunoSEQ, our TCR-Antigen Map, T cell receptor (“TCR”)-based cellular therapies, neutralizing antibody products or processes, such as TruAB, and additional products and services beyond our current portfolio;

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

•	the ability and willingness of our collaborators to continue development, manufacturing, distribution and commercialization activities relating to our jointly developed products and services;
•	our ability to identify research priorities and apply a risk-mitigated strategy to efficiently discover and develop products and services;
•	our ability to obtain and maintain regulatory approval of our products and services;
•	our ability, and that of our collaborators, to commercialize our products and services, including products related to COVID-19, such as T-Detect COVID and neutralizing antibodies;
•	our ability to obtain equipment and materials (including reagents or other materials that may also require additional internal validation) from our suppliers, and in some cases single suppliers;
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
•

the potential adverse effect on our business, operations and plans or timelines (including those plans and timelines related to expansion initiatives and clinical development) resulting from a health epidemic or pandemic, including the recent COVID-19 pandemic;

•	our financial performance;
•	the pricing and reimbursement of our products and services following approval where required;
•

our expectations regarding our ability to obtain and maintain intellectual property protection for our immune medicine platform, products, services and related technologies and the direction of such protection;

•	regulatory developments in the United States (“U.S.”) and foreign countries;
•	the success of competing products or services that are or may become available;

•	developments relating to our competitors and our industry;
•	our ability to attract and retain key scientific or management personnel;
•	the impact of laws and regulations; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

PART I

Item 1. Business

Overview

We are advancing the field of immune medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and aims to understand precisely how the immune system detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database, which is underpinned by computational biology and machine learning, and use these insights to develop and commercialize clinical products and services that we are tailoring to each individual patient. We have three commercial products and services and a robust pipeline of clinical products and services that we are designing to diagnose, monitor and enable the treatment of diseases such as cancer, autoimmune conditions and infectious diseases. Since our inception in 2009, we have characterized over 58 billion immune receptors, established partnerships and commercial relationships with 175 biopharmaceutical companies and launched three product lines. Our goal is to understand the adaptive immune system and translate it into new products with unprecedented scale, precision and speed.

Our immune medicine platform is the foundation for our expanding suite of products and services. The cornerstone of our platform and core immunosequencing product, immunoSEQ, serves as our underlying research and development engine and generates revenue from academic and biopharmaceutical customers. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration (“FDA”) for the detection and monitoring of minimal residual disease (“MRD”) in patients with multiple myeloma (“MM”), B cell acute lymphoblastic leukemia (“ALL”) and chronic lymphocytic leukemia (“CLL”) and is also available as a CLIA-validated laboratory developed test (“LDT”) for patients with other lymphoid cancers. Leveraging our collaboration with Microsoft Corporation (“Microsoft”), we are creating a map of the interaction between the immune system and disease (“TCR-Antigen Map”). We are using this map to develop research solutions by disease called immunoSEQ T-MAP and a diagnostic product for many diseases from a single blood test called T-Detect. T-Detect was formerly known as immunoSEQ Dx. T-Detect COVID, for which we have applied for Emergency Use Authorization (“EUA”), confirms past SARS-CoV-2 infection, the virus that causes COVID-19, and is also the first indication for the T-Detect product line. We are finalizing clinical validation of T-Detect for Lyme disease and continue to pursue signals for other disease states in parallel. Our therapeutic product candidates, being developed under our collaboration agreement with Genentech, Inc. (“Genentech”), leverage our platform to identify specific receptors on immune cells to develop into cellular therapies in oncology. We believe this approach has the potential to be applicable to patients across a wide range of cancers. We also extended our platform to identify highly potent neutralizing antibodies against SARS-CoV-2 and we believe this differentiated approach may be leveraged across multiple disease states.

Immune medicine is one of the largest global addressable markets in healthcare. We estimate the potential market opportunity for our portfolio to be $54.7 billion, including $1.0 billion for research products, $22.3 billion for clinical diagnostics and $31.4 billion for cellular therapy in oncology. We use multiple sources and assumptions to estimate the total addressable market for immune medicine. While we believe them to be reasonable, these sources and assumptions may be incorrect or subject to change due to any number of factors. In particular, the indications we choose to commercialize for T-Detect may vary depending on ongoing signal validation and market considerations. In addition, our drug discovery initiatives are still in the early stages of development and the market opportunity excludes neutralizing antibodies, which may make our assumptions and estimates more uncertain. Despite the novelty of this area, we believe we are uniquely positioned to develop and commercialize a pipeline of immune-driven diagnostic and therapeutic products across multiple disease states by leveraging the cumulative learning from our immune medicine platform.

Despite operating with challenges presented by the global COVID-19 pandemic, we were able to achieve and progress towards many key milestones in 2020 in each business area:

•

We extended our collaboration with Microsoft to decode the population-wide T-cell immune response to COVID-19. We believe that quantifying virus-specific T cells may provide important research and diagnostic advantages because T cells appear earlier than antibodies and persist longer. Together, we implemented the ImmuneCODE Program to quantitatively assess the T-cell immune response to the virus in over 5,000 individuals from around the world and we have made this data publicly available. As a result of this work, we have broadened our product portfolio in our life sciences research and clinical diagnostic business areas. In addition, we also leveraged these samples to contribute to our research and development efforts to identify potent neutralizing antibodies against the virus, which extended our drug discovery capabilities.

•

In clinical diagnostics, we now have two products on the market – clonoSEQ and T-Detect. For clonoSEQ, we grew our test volume by 49% to 15,186 tests delivered. We increased the all-time number of unique patients tested by more than 50% to over 15,000 patients by the end of 2020. We also achieved an expansion of our FDA label to include CLL from both bone marrow and blood and have filed to expand our existing label for ALL in bone marrow to include blood. For T-Detect, we launched the first indication, T-Detect COVID, to confirm past SARS-CoV-2 infection. Our data demonstrates that our T-cell based test outperforms antibody serology to confirm past infection. We will be completing our ImmuneSENSE Lyme clinical validation study and are preparing for commercialization in 2021, and we announced another clinical signal for Crohn’s Disease.

•

In life sciences research, we launched the upgraded immunoSEQ RUO kit, which has been selected by 35 core labs and user groups at premier institutions and by two global clinical research organizations (“CROs”), Q2 Solutions LLC (“Q2 Solutions”) and Laboratory Corporation of America Holdings (“Labcorp”), to offer gold standard immunosequencing to their research clientele. In the third quarter, leveraging our work with Microsoft, we launched a new product extension called immunoSEQ T-MAP COVID to accurately and reproducibly measure the T-cell immune response to vaccines and track the persistence of that response over time, and we are in late-stage discussions with several companies developing next-generation vaccines. This is the first application of the immunoSEQ T-MAP product extension whereby we will be offering access to the mapped sequence data generated by our platform. In the fourth quarter of 2020, we entered into our first multi-year immunoSEQ T-MAP cancer collaboration with AstraZeneca plc (“AZ”) to generate data from antigen-specific T-cell immune responses across AZ’s oncology drug portfolio. T-MAP data may inform early disease intervention to help improve patient outcomes, with the potential for additional opportunities to develop companion diagnostic or novel therapeutics with AZ. We also signed two additional collaborations with Genentech and GlaxoSmithKline plc to use the research application of our MRD product to support clinical development and potential regulatory approval or label extensions of novel blood cancer therapies.

•

In drug discovery, Genentech is planning to file an investigational new drug (“IND”) submission in the first half of 2021 for our first shared cellular therapy product and we are in late-stage characterization of our next cancer-specific immune receptor that could be selected by Genentech for the potential development of a second shared cellular therapy product. We are scaling our research and development efforts and plan to generate proof of concept data for the personalized approach and are on track to open our dedicated prototype lab in South San Francisco in early 2021. For our neutralizing antibody efforts, we identified several highly potent neutralizing antibodies against SARS-CoV-2 and are in active partnering discussions.

•

Key financial highlights for 2020 include full year revenue up 16% to $98.4 million, cash, cash equivalents and marketable securities of $806.8 million and clinical sequencing volumes up 50% to 15,216 tests, which now includes both clonoSEQ and T-Detect tests.

•

In addition, we expect to complete construction and move into our new corporate headquarters in Seattle, Washington in the second half of 2021. This approximately 100,000 square foot facility is designed to enable us to quadruple our volume over time and allow for continued scaling and growth.

Our Immune Medicine Platform

The adaptive immune system is comprised of specialized cells, called T cells and B cells, which hold the instructions for diagnosing and treating most diseases. These instructions enable these cells to identify, bind and destroy pathogens or human cells presenting foreign signals of disease (“antigens”) using receptors on their cell surface. Unlike all other genes in the human genome, the genetic sequences of TCRs and B cell receptors (“BCRs”) rearrange over time creating massive genetic diversity. The resulting diversity of the adaptive immune repertoire, which consists of over 100 million different genes in a healthy adult compared to approximately 30,000 genes in the static human genome, gives the immune system the ability to detect and respond to millions of different antigens associated with human disease.

Our immune medicine platform combines a suite of proprietary chemistry, computational biology and machine learning to generate clinical immunomics data to decode the adaptive immune system. It extracts and interprets insights from the adaptive immune system with the scale, precision and speed required to enable the design of clinical products tailored to the specific genetics of each patient’s immune system.

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

•

Characterize. TruTCR characterizes binding, cytotoxicity and safety properties of antigen-specific, paired TCRs to identify a subset that is therapeutic-grade, enabling the discovery and development of optimal clinical candidates to be engineered into TCR-mediated cellular therapies. TruAB is our high-throughput antibody discovery process that enables the selection of potent, naturally occurring, full length antibodies for therapeutic or prophylactic development.

The massive amount of data generated by our immune medicine platform is stored in our dynamic clinical immunomics database of over 58 billion immune receptors. We believe the application of machine learning, supported by our collaboration with Microsoft, has the potential to exponentially accelerate our ability to derive novel insights from this database and use them to inform our robust product development efforts.

The current coronavirus pandemic is highlighting the critical importance of understanding the immune response to disease broadly, making our technology more relevant than ever. We are focused on translating the genetic language of the adaptive immune system into clinical products to diagnose and treat disease, and we are committed to leveraging our immune medicine platform to support the efforts to combat the COVID-19 pandemic.

By elucidating immune receptor data specific to SARS-CoV-2, we developed multiple products. In our research business, for the first time, we offered a product that not only sequences, but also maps the immune response to the virus. This product, called immunoSEQ T-MAP COVID, provides a better way for vaccine developers and researchers to include the T-cell response in their studies. We are pleased to see top-tier vaccine developers recognizing the power of this product. Leveraging the same data, we launched a clinical diagnostic called T-Detect COVID to confirm past infection. In addition, we created an antibody discovery platform to find highly potent neutralizing antibodies against COVID-19 that is applicable not only to the current pandemic, but also in the unfortunate event of future pandemics and other diseases states. Importantly, we believe we can leverage what we accomplished for COVID-19 using disease-specific immune receptor data across other disease states going forward.

We believe COVID-19 brought the role of the immune system to the forefront of society and has created the opportunity for us to be positioned as the “go to” company to rapidly and reproducibly assess the T-cell response to any pathogen, including future pandemics.

Our Current Products and Pipeline

Our current portfolio includes commercial products and services in life sciences research and clinical diagnostics, and we are developing products and services in both clinical diagnostics and drug discovery. Our commercial research products, immunoSEQ and immunoSEQ T-MAP, primarily serve as our underlying research and development engine to develop and validate our clinical pipeline. We plan to continue to invest in our immune medicine platform to develop additional clinical products, which we prioritize based on clinical actionability, unmet medical need and commercial viability.

Life Sciences Research

Our immunoSEQ research service and kits are used to answer translational research questions and discover new prognostic and diagnostic signals. Our technology has been used for research purposes by over 2,400 academic researchers and 175 biopharmaceutical companies and incorporated into over 650 clinical trials since our inception in 2009. We have completed development of a next generation, sample-type agnostic research use only (“RUO”) kit that has been selected by 35 academic core labs and user groups in the United States and we continue to expand these collaborations. Additionally, we announced our first distribution agreement with two CROs, Q2 Solutions and Labcorp, and we are in discussions with several others. By enabling academic core labs and CROs as centers of excellence with our gold standard immunoSEQ RUO kit, we expect to set the foundation for long term growth going forward. Importantly, immunoSEQ is analytically validated so that all research data generated using immunoSEQ can be used for clinical validation of potential diagnostic applications.

We launched immunoSEQ T-MAP COVID in August 2020 for vaccine developers and researchers to accurately and reproducibly measure the T-cell immune response to vaccines and track the persistence of that response over time. A key objective with T-MAP COVID is to answer many outstanding questions about durability of COVID-19 vaccines, especially in light of new variants of the virus. Our T-MAP product offers significant advantages over other technologies to detect and monitor T cells at scale using a small amount of blood without the need for live cells that require special sample handling.

To date, we have sequenced a subset of patient samples (pre- and post-vaccination) from clinical trials sponsored by several top-tier vaccine developers, including AZ, University of Oxford, Bill and Melinda Gates Foundation and several prestigious academic labs who are studying the impact of COVID-19 vaccines on patients receiving other immune-mediated therapies. Using our immunoSEQ T-MAP COVID product, we can identify and track expanded T cells induced by a vaccine, which can be distinguished from a natural infection, in order to monitor vaccine efficacy. In vaccinated subjects who test positive for the virus utilizing the two-step multiplex polymerase chain reaction (“PCR”) amplification process, immunoSEQ T-MAP COVID can specifically track vaccine-induced T cells and correlate response with improved patient outcomes. In addition, we are also in late-stage discussions with several companies developing next-generation vaccines.

In the fourth quarter of 2020, we entered into our first multi-year immunoSEQ T-MAP cancer collaboration with AZ to generate data from antigen-specific T-cell immune responses across AZ’s oncology drug portfolio. T-MAP data may inform early disease intervention to help improve patient outcomes, with the potential for additional partnership opportunities to develop companion diagnostics or novel therapeutics with AZ. The partnership also allows for data sharing between us and AZ that benefits our independent efforts. We expect this will help expedite our ability to map the large antigenic space in cancer.

Clinical Diagnostics

Our clonoSEQ diagnostic test detects and monitors the remaining number of cancer cells that are present in a patient’s body during and after treatment, known as MRD. In September 2018, clonoSEQ was granted marketing authorization from the FDA, under the de novo process, for patients with MM and ALL to monitor their MRD from bone marrow samples. In August 2020, the clonoSEQ label was expanded to include patients with CLL from bone marrow and blood samples. clonoSEQ is also available for use in other lymphoid cancers as an LDT. In January 2019, clonoSEQ received Medicare coverage aligned with the FDA label and National Comprehensive Cancer Network (“NCCN”) guidelines for longitudinal monitoring in MM and ALL. Throughout 2019 and 2020, we secured additional payor coverage for clonoSEQ aligned with our FDA label with Medicare, national private payors and large regional plans for a total of over 225 million covered lives for ALL and MM and over 110 million covered lives for CLL. clonoSEQ testing has been ordered by clinicians for over 15,000 unique patients and used by more than 40 biopharmaceutical companies in over 190 clinical trials. We continue to deepen our commercial investments to expand clinical adoption of clonoSEQ and have increased the size of our specialized sales and customer support organization and supporting infrastructure in the United States, and we have successfully transferred the technology to seven labs in other parts of the world. We also signed a co-promotion agreement with Labcorp to leverage their growing oncology salesforce to expand our commercial reach and further deepen our market penetration. We believe clonoSEQ has broad applicability across all lymphoid malignancies. We recently submitted a 510(k) premarket notification for ALL from blood samples in February 2021 and are actively advancing validation studies in certain non-Hodgkin’s lymphoma (“NHL”) sub-types. We are also awaiting results from a clinical study using clonoSEQ to assess MRD in blood for multiple myeloma. Importantly, we have also implemented collaborations with Labcorp and Phlebotek Solutions Corporation (“Phlebotek”) to ease access to blood sample collection for patients. We believe these solutions may facilitate more frequent monitoring and benefit patients longer term as they enable a convenient and safe alternative to inpatient visits.

Leveraging Microsoft’s machine learning capabilities to create the TCR-Antigen Map, we are developing a diagnostic product, T-Detect, that may enable early or accurate detection of many diseases from a single blood test. Initially, we are validating detection of a set of discrete diseases for which there is a significant unmet medical need for better diagnostic testing and early intervention, and where antigen specificity is well-known. These include infectious diseases, autoimmune disorders and certain prevalent cancer types. In December 2020, we launched an early access program for T-Detect COVID as the first indication of T-Detect, which came a year earlier than originally planned. The formal launch of T-Detect COVID, which includes a virtual provider to authorize the prescription, occurred in February 2021. Leveraging the infrastructure built to support this initial indication, we are on track to launch T-Detect Lyme in our CLIA lab towards the end of 2021. Additionally, we have early clinical signals in gastrointestinal disorders such as Celiac disease and Crohn’s disease, and we have built a robust research and development pipeline to rapidly identify signals across many disease states simultaneously. Our immune medicine platform enables parallel development because it can work with retrospective sample sets and uses machine learning and computational statistics to continuously improve our detection and accuracy which is applied to all of the diagnostic algorithms.

For T-Detect, we launched the first indication, T-Detect COVID, to confirm past SARS-CoV-2 infection, which represents a stepping-stone to the long-term vision of T-Detect where a single blood sample can provide information about what diseases a person’s immune system has seen or is currently fighting. In two real-world studies with convalescent patients, including our own IRB-sponsored study called ImmuneRACE, our T-cell based test shows higher sensitivity than multiple antibody serology tests to confirm past infection. Additionally, data demonstrates that the T-cell response is more persistent than the antibody response to the virus, persisting to at least five months following initial infection and that the performance of T-Detect COVID is equivalent to or better than antibody testing at all timepoints evaluated. The test was launched in December 2020, primarily targeting groups and individuals for whom knowledge of past COVID-19 infection or exposure is valuable, including self-pay consumers, employers and concierge medicine physician groups. Our market research shows that there are many people who were unable to access testing in spring of 2020 or had unexpected results from antibody or PCR testing, and are still curious or skeptical about a previous infection. This is particularly true for individuals who were asymptomatic or had mild symptoms, in whom antibody testing may be less reliable. Additionally, our research indicates high interest among consumers in understanding immunity to COVID-19. Therefore, we are offering the ability to contribute to on-market research to quantitatively assess the duration of immunity as defined by the persistence of SARS-CoV-2 specific T cells.

T-Detect Lyme is the second indication planned for the T-Detect product line, with an anticipated market launch towards the end of 2021 as a CLIA-service offering, leveraging the infrastructure built for T-Detect COVID. An interim analysis of the ImmuneSense Lyme study comparing our T-cell based diagnostic to current standard of care testing will support the CLIA launch. We have enrolled 91% of the subjects needed for the interim analysis. We intend to continue full enrollment of the 990 subject study, of which approximately 420 will have either a clinical diagnosis or clinical suspicion based on a physician's assessment of Lyme disease. The remaining subjects will include negative controls from both endemic and non-endemic regions and potential cross-reactive diseases. There are approximately 3.4 million Lyme diagnostic tests performed annually. Initially, we are focused on generating data that supports market entry for early and more accurate diagnosis of Lyme disease for patients with non-descript symptoms that are suspected to be caused by Lyme. This population is over 600,000 patients in the US each year.

In terms of other T-Detect indications in the pipeline, we recently confirmed our third clinical signal in Crohn’s disease. Crohn’s is a gastrointestinal disorder that is often confused with other conditions with similar symptom presentation and there is a significant unmet need for a highly specific and sensitive non-invasive test.

Leveraging acceleration from our T-Detect COVID efforts, we are now able to assess an increasing number of diseases in parallel across the five stages of our research and development pipeline. We begin the process with diseases that meet key market attractiveness criteria such as high unmet medical need, understanding of the antigenic space, and our access to samples with metadata. We then seek early clinical signals in prioritized disease states and continue to refine our modeling for those that appear promising. For each signal, we generate data in several ways: run naïve blood to map receptors to antigens, collaborate on studies with control groups, and leverage a database of unlabeled samples. Once a signal is confirmed in additional independent cohorts and the product profile is deemed attractive, we proceed with a full commercial validation and generation of a locked-down algorithm to take into clinical validation and regulatory submission.

There are many economic advantages of T-Detect both in the research and development stage and as a commercial product. For the research and development pipeline, we leverage the same capital expenditures and workflow for signal generation across all diseases allowing us to study multiple diseases in parallel without requiring substantial workflow adjustments or significant new capital expenditures for specific new disease states. Once commercialized, again, we use the same blood sample and the same underlying chemistry for all diseases with a small incremental investment in software for each individual disease, enabling a long-term high margin profile.

Drug Discovery

Our drug discovery efforts to date are focused on identifying therapeutic-grade TCRs and antibody-secreting BCRs to enable our partners to engineer, manufacture and commercialize therapeutic candidates.

Our TruTCR process characterizes TCRs against shared antigens for use in the development of therapeutics. In December 2018, we entered into an exclusive collaboration with Genentech to leverage this capability for the development of cellular therapies in oncology. We are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use TCRs screened by our immune medicine platform to engineer and manufacture cellular medicines:

•

Shared Products. The shared products will use “off-the-shelf” TCRs identified against cancer antigens shared among patients (“Shared Products”). Genentech is planning its first IND submission for the first shared product targeting a selected shared cancer antigen in the first half of 2021. We continue to screen and characterize TCRs against clinically relevant targets in solid tumors and we are in late-stage characterization of several promising TCRs that could be considered by Genentech for the development of a second Shared Product.

•

Personalized Product. The personalized product will use patient-specific TCRs identified by real-time screening of TCRs against cancer antigens in each patient (“Personalized Product”). In the second half of 2020, we started screening blood from cancer patients to identify TCRs specific to a patient’s tumor mutations and our goal is to generate proof of concept data by early 2021. To support our near-term and long-term objectives for our private product, we plan to open our dedicated prototype lab in South San Francisco in 2021, which will have capacity to perform first-in-human clinical trials. We believe this investment positions us to potentially pursue additional opportunities outside of this collaboration, including cellular therapy in other disease states and cancer vaccines.

Our TruAB process, similar to our TruTCR process, leverages our high-throughput capabilities to screen millions of BCRs to identify unique antibodies from the blood of COVID-19 patients. In several months, we used blood from over 300 patients to identify hundreds of thousands of antibodies, of which we synthesized and characterized over 3,300 antibodies that bind to various parts of the SARS-CoV-2 virus. Our lead TruAB candidates that neutralize live virus at very low concentrations, which means that a very small amount of each of these antibodies is able to block the virus from infecting cells. Importantly, our drug discovery approach is differentiated from other groups because of the scale and throughput of our TruAB approach that allows us to identify a much broader set of naturally-occurring, fully human antibody candidates to select the best ones for clinical development. The first potential clinical application of our antibodies is to treat patients who are actively fighting or have recently recovered from COVID-19.

Our Clinical Portfolio and Pipeline

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

•

Our clinical immunomics database provides a robust product development engine. Using the adaptive immune system as our source-code, we are building a dynamic clinical immunomics database of over 58 billion immune receptors, now being annotated with antigens using machine learning, that drives our ability to rapidly discover and develop potential diagnostic and therapeutic applications. Our aim is to translate the natural capabilities of the immune system into the clinic by capturing the millions of diverse unique receptors present in a patient’s blood.

•

Clinical applicability spans diagnostic and therapeutic product potential. Our ability to accumulate, synthesize and process billions of immunomic datapoints to generate multiple clinical diagnostic and therapeutic applications across disease areas provides optionality to our commercial pipeline. Each of our products also has broad applicability, enabling robust product lifecycle extensions.

•

Regulatory and reimbursement expertise will help inform future clinical product development. Having successfully obtained FDA marketing authorization and coverage for clonoSEQ from Medicare and several national private payors, we believe we have developed valuable core capabilities that will facilitate future product development through to regulatory approval and reimbursement. We believe this capability will inform future development of other clinical products, including early detection tests.

•

Transformational collaborations with industry leaders validate our platform. Our collaborations with industry-defining leaders such as Genentech and Microsoft validate our unique approach to advancing the promise of immune medicine. We will continue to seek opportunities to optimize our ever-growing clinical immunomics database to drive product development and commercial success and facilitate efficient use of capital.

•

Strong intellectual property protects our immune medicine platform and its applications. As of December 31, 2020, we had filed 451 patent applications, 386 of which had issued as of that date, covering improvements in sequencing methods and new ways to leverage adaptive immune receptors for life sciences research, clinical diagnostic and drug discovery applications.

Our Strategy

Our focus is to leverage our immune medicine platform and competitive strengths to develop transformative clinical solutions accessible to patients around the world.

•

Powering the age of immune medicine. We facilitate the development of the immune medicine field by providing a platform to encourage generation of immunomics data to facilitate a deeper understanding of, and biological discovery from, the adaptive immune system. We leverage the unique capability of our platform to translate the genetics of a patient’s immune system with the scale, precision and speed required to enable the development of Personalized Products, including clinical diagnostic tests for disease monitoring and early detection, as well as immune-based therapeutics.

•

Rapidly identify and advance new products, leveraging foundational technology. Integrate proven chemistry into our clinical products in development, avoiding the need to re-engineer new products for every clinical application. We do this by serially identifying new applications of T-Detect for early detection of disease using retrospective datasets without requiring live cells from large cohorts of patients, and by characterizing TCRs for therapeutic use. As our platform expands into new indications across cancer, autoimmune conditions and infectious diseases, we believe we will benefit from economies of scale and drive margin improvement over time.

•

Entrench our products and services in clinical drug development with biopharmaceutical collaborators. Position our platform as the gold standard for the validation of potential immune-driven clinical discoveries in late-stage clinical trials. Since inception, our products and services have been used by 175 biopharmaceutical companies and incorporated into over 650 clinical trials, and clonoSEQ has proven to be the MRD test of choice for select registrational trials. To deepen our established position as a partner of choice, we provide end-to-end support, including hypothesis-driven trial design, extensive data analyses, parallel regulatory support, compliant data transfers and novel target screening. These synergistic relationships advance the development and adoption of our own clinical products and also inform drug development for our partners.

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

•

Maintain an entrepreneurial, scientifically rigorous, data-driven and inclusive corporate culture. Fuel the promise and potential that our platform offers to help patients better manage their disease by translating insights from our world-class team, which includes 124 people with medical or doctoral degrees with expertise in biology, chemistry, bioinformatics, software, drug discovery, development and commercialization, into clinical products and services. We plan to continue to expand our team to advance the promise of immune medicine.

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

The adaptive immune response requires millions of these unique receptors to be widely distributed and present in the blood at all times in order to have the ability to rapidly respond to many different diseases simultaneously. Even after a specific TCR binds to an antigen and clonally expands, the frequency of these expanded T-cell clones containing the TCR remains relatively low in relation to the estimated trillions of other T cells that are circulating. We have demonstrated this by sequencing thousands of healthy individuals for control cohorts for our research and development efforts. We now know that disease-specific TCRs that are clonally expanded in a patient’s blood are present, on average, at less than 1 cell out of 100,000 cells. Despite their relatively low abundance, disease-specific TCRs can mount a systemic, persistent response to most perturbations because of the highly specialized properties of the immune response summarized in the table below:

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

Our Immune Medicine Platform

We built a platform that can reveal and translate these properties of the adaptive immune system with the scale, precision and speed required to enable the development of Personalized Products, including disease monitoring, clinical diagnostic tests for early detection and immune-based therapeutics. Our immune medicine platform combines a suite of proprietary chemistry, computational biology and machine learning to generate clinical immunomics data to decode the adaptive immune system and transform the diagnosis and treatment of disease.

The massive amount of data generated by our immune medicine platform is stored in our dynamic clinical immunomics database of over 58 billion immune receptors. We believe the application of machine learning with Microsoft has the potential to exponentially accelerate the growth of novel insights from this database, which we expect will further inform our product development efforts, as demonstrated by the growing number of clinical signals we are generating.

Sequence with immunoSEQ

immunoSEQ sequences single chains of Y-shaped TCRs and BCRs using NGS. NGS generally describes several modern sequencing technologies that enable more efficient DNA and ribonucleic acid (“RNA”) sequencing than prior technologies. The key innovation in the development of immunoSEQ, pioneered by Dr. Harlan Robins and a team of leading immunologists at the Fred Hutchinson Cancer Research Center (“Fred Hutch”), was a novel approach utilizing PCR, hybridization and sequencing of rearranged TCRs to determine the sequences in millions of rearranged TCR genes, as shown in the figure below. We apply a similar approach for BCR sequencing. All of the data generated by immunoSEQ is uploaded to our clinical immunomics database and accessed through our proprietary cloud-based visualization and analytic tool called the immunoSEQ Analyzer.

RECOMBINED RECEPTOR AMPLIFICATION
+
REFERENCE GENE AMPLIFICATION
V segments
D segments
J segments
Gene specific primers select and amplify rearranged receptors
V
N D N
J
Gene specific primers select and amplify reference genes
Reference Genes
A
Multiplex PCR
1st PCR
Multiplex PCR
Ampilcon flanked by universal adapter sequences
Universal Adapter
Ampilcon flanked by universal adapter sequences
Universal Adapter
B
2nd PCR
Sequencing-ready library
C
Sequencing Adapter
Barcode
Barcode
Sequencing Adapter
Sequencing-ready library
Sequencing Adapter
Barcode
Barcode
Sequencing Adapter

Note: V, D, and J gene segments are recombined on the human TCRB locus. A) Multiplex PCR to capture the highly variable reference gene (autosomal loci). B) PCR to add barcodes and adapter sequences for high-throughput sequencing. C) Sequencing-ready libraries.

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

Pair with pairSEQ

Our proprietary pairSEQ technology builds on immunosequencing by using a combinatorial strategy to accurately pair the two chains of Y-shaped immune cell receptors at higher throughput than can be achieved with single cell sequencing. Pairing is difficult because the two chains of the Y-shaped receptor are located on different chromosomes, which get separated when DNA is extracted from a cell for sequencing. By pairing TCRs or BCRs, we rapidly detect thousands of complete chain sequences to develop new TCR-mediated cellular therapies or to develop differentiated antibodies.

Characterize with TruTCR

TruTCR characterizes binding, cytotoxicity and safety properties of antigen-specific, paired TCRs to identify a select subset that are therapeutic-grade, enabling the development of optimal clinical candidates to be engineered into TCR-mediated cellular therapies. Our comprehensive TCR characterization process utilizes advanced cellular immunology to measure TCRs against a variety of metrics to determine the optimal clinical candidates. Antigen-specific, paired TCRs undergo evaluation for avidity, cytokine release, cytotoxicity and safety. Those TCRs that pass the first safety filter are then evaluated for TCR reactivity against T cell lines and primary cells. To date, we have identified and characterized to different stages more than 4,000 unique antigen-specific TCRs against 600 different clinically relevant targets, constituting our pipeline of possible clinical candidates. TCR characterization using TruTCR is summarized in the figure below:

In collaboration with Genentech, we plan to apply a similar process to screen, identify and characterize in real-time what we believe are the most promising patient-specific TCRs targeting the patient’s specific cancer antigens, advancing the next generation of cellular therapy in oncology.

Discover with TruAB

TruAB enables the discovery and characterization of BCRs for use as therapeutic antibodies. Our key differentiator is the ability to tap into the massive diversity of the B-cell repertoire to identify naturally-occurring, fully human antibodies at unprecedented scale.

In April 2020, we deployed our platform to identify neutralizing antibodies to the SARS-CoV-2 virus that causes COVID-19. We processed blood from more than 300 recovered and symptomatic COVID-19 patients. We then applied our high-throughput BCR pairing technology and paired more than 490,000 antibody heavy and light chains. We evaluated these BCR sequences in silico and selected more than 3,300 likely attractive antibody candidates for downstream functional characterization, including affinity binding and live virus neutralization.

As of November 12, 2020, Amgen, Inc. declined its option to negotiate an agreement to develop, manufacture and commercialize our neutralizing antibodies against the SARS-CoV-2 virus. We are evaluating several options to further advance our lead candidate(s).

Beyond COVID-19, we believe these efforts represent a differentiated platform extension that will position us to pursue additional potential antibody discovery opportunities in a variety of disease states, including in autoimmunity where there is an unmet need.

Clinical Immunomics Database

We are developing a large, dynamic clinical immunomics database, which currently contains over 58 billion immune receptors. We use our proprietary software and core competency in computational biology to structure and store immune receptor data and to create tools for rapid analysis and easy visualization. All immunosequencing data is processed and uploaded to a secure cloud-based database.

The record of diseases a person has encountered, both past and present, is recorded in their TCR repertoire. This comprehensive disease information is contained in the immunosequencing data that we generate from each sample, which we believe will be revealed over time by our TCR-Antigen Map. We plan to map, both directly and through machine learning, an estimated 1015 TCRs to thousands of clinically relevant antigens, which we believe will allow us to annotate this immunosequencing data with information about disease states, increasing the value of the data over time.

We leverage our database to fuel our pipeline of immune medicine products. With over 58 billion immune receptors, our platform enables us to work with retrospective samples which serve as training sets to which our Microsoft collaborators apply machine learning and computational statistics to improve the accuracy of certain of our clinical products and services.

Our Products and Services

Our current portfolio includes commercial products and services in life sciences research and clinical diagnostics, and we are developing products and services in both clinical diagnostics and drug discovery. Our commercial research product, immunoSEQ, primarily serves as our underlying research and development engine to develop and validate our clinical pipeline. Our first commercial diagnostic product, clonoSEQ, is our FDA-cleared test to monitor MRD in patients with select blood cancers. In the fourth quarter of 2020, we initiated the launch of our second commercial diagnostic product, T-Detect COVID, for the confirmation of past COVID-19 infection. Our commercial research and clinical products leverage the sequencing and mapping capabilities of our immune medicine platform and the revenue generated by these products largely contributes to sequencing revenues. Our pipeline of clinical diagnostics for the early and accurate detection of many diseases will be commercialized under the expanding T-Detect product line and will continue to grow our sequencing revenues over time. Our drug discovery efforts to date are focused on identifying therapeutic-grade TCRs (TruTCR) and antibody-secreting BCRs (TruAB) to enable our partners to engineer, manufacture and commercialize therapeutic candidates. With Genentech, we are advancing our pipeline of both shared and private TCR-mediated cellular therapies for cancer patients. We also extended our platform to identify highly potent neutralizing antibodies against SARS-CoV-2 and this differentiated approach can be leveraged across other disease states. Our drug discovery pipeline leverages the sequencing, mapping, pairing and characterization components of our platform and generates most of our development revenue. We plan to continue to invest in our platform to develop additional clinical applications, which we prioritize based on rigorous data requirements for clinically actionability, unmet medical need and commercial viability.

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

Since inception, immunoSEQ has been used for research purposes by over 2,400 academic researchers and 175 biopharmaceutical companies and incorporated into over 650 clinical trials to answer translational research questions relating to the adaptive immune system, monitor response to therapies and discover new prognostic and diagnostic signals. These research questions are answered by using the data generated by immunoSEQ and uploaded to the immunoSEQ Analyzer to study different properties and dynamics of all of the sequences in an immune repertoire, such as frequency or abundance, and by tracking specific sequences over time in clinical trials. Graphical representations of the Analyzer output are shown in the figure below:

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

Our immunoSEQ Analyzer is housed on a secure cloud-based database and is the visualization gateway to our clinical immunomics database that currently has billions of TCR and BCR sequences which are often annotated and accompanied by samples with associated metadata. We offer computational services to assist our customers in realizing the power of their data and to compare their data to other publicly available datasets in our clinical immunomics database. We contribute some of our own research and development sequences into the publicly available datasets and customers are offered the option to make their data public using one of our tools on our immunoSEQ Analyzer, called immuneACCESS, through which researchers can expedite and streamline the peer-review process by sharing their data with reviewers prior to manuscript submission. The ongoing analysis of immune receptor data from an expanding database tagged with clinical metadata, when possible, has led to over 550 peer-reviewed publications referencing immunoSEQ and potential clinical signals to explore.

We recently launched an improved version of immunoSEQ to our research customers. We incorporated chemistry improvements into a new RUO kit, which was completed in the fourth quarter of 2019 and launched in 2020. We expect this service and kit offering to become the technology upon which we clinically validate the early detection diagnostics we are developing using our TCR-Antigen Map. The kit improvements will further enhance the quantitation of the data and allow for any sample type to be used, including stored cancer tumor tissue sections, which is more readily available globally amongst researchers in the field of cancer immunotherapy. The RUO kit has been selected by 35 academic core labs and user groups in the United States and we continue to expand these collaborations. Additionally, we announced distribution agreements with two CROs, Q2 Solutions and Labcorp, and we are in discussions with several others. By enabling academic core labs and CROs as centers of excellence with our gold standard immunoSEQ RUO kit, we expect to set the foundation for long term growth going forward.

immunoSEQ T-MAP

In 2020, we identified some key opportunities to expand our research product offering to include mapping data generating by our platform. Sequences mapped to clinically relevant antigens has many benefits beyond just repertoire sequencing dynamics and we plan to offer immunoSEQ T-MAP across many disease states in the future.

We launched our first immunoSEQ T-MAP product extension in August 2020 for COVID-19 vaccine developers and researchers to accurately and reproducibly measure the T-cell immune response to vaccines and track the persistence of that response over time. Our immunoSEQ T-MAP product offers significant advantages over other technologies to detect and monitor T cells at scale using a small amount of blood without the need for live cells that require special sample handling.

To date, we have sequenced a subset of patient samples (pre- and post-vaccination) from clinical trials sponsored by several top-tier vaccine developers, including AZ, University of Oxford, Bill and Melinda Gates Foundation and several prestigious academic labs who are studying the impact of COVID-19 vaccines on patients receiving other immune-mediated therapies. Using our immunoSEQ T-MAP COVID product, we can identify and track expanded T cells induced by a vaccine, which can be distinguished from a natural infection, in order to monitor vaccine efficacy. In vaccinated subjects who test positive for the virus utilizing the two-step multiplex PCR amplification process, immunoSEQ T-MAP COVID can specifically track vaccine-induced T cells and correlate response with improved patient outcomes. In addition, we are also in late-stage discussions with several companies developing next-generation vaccines.

In the fourth quarter of 2020, we entered into our first multi-year immunoSEQ T-MAP cancer collaboration with AZ to generate data from antigen-specific T-cell immune responses across AZ’s oncology drug portfolio. T-MAP data may inform early disease intervention to help improve patient outcomes, with the potential for additional opportunities to develop companion diagnostics or novel therapeutics with AZ. The partnership also allows for data sharing between us and AZ that benefits our independent efforts. We expect this will help expedite our ability to map the large antigenic space in cancer.

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

Monitoring MRD with clonoSEQ

Our first diagnostic product, clonoSEQ, is an FDA-authorized NGS test for the detection and monitoring of MRD in bone marrow or blood samples in patients with select lymphoid malignancies in which the malignant cell is derived from a T cell or a B cell. MRD refers to the presence and number of these malignant T or B cells that may remain in a patient’s body during and following treatment. Because our technology quantifies the frequency of every T cell or B cell in a sample, we can monitor MRD accurately at a sensitivity of 1 out of 1,000,000 cells, given sufficient sample input. By taking a baseline measurement prior to starting therapy and then tracking the number of cells at several time points following therapy initiation, hematologists can improve their ability to assess treatment response, predict long-term patient outcomes, monitor disease burden over time and detect potential relapse. clonoSEQ is FDA-authorized for patients with MM and ALL from bone marrow samples and for patients with CLL from bone marrow and blood samples. clonoSEQ is also currently available as an LDT for use across lymphoid malignancies and sample types, including those which have not been authorized by the FDA.

NCCN Guidelines recommend using a validated test to measure MRD to define the burden of disease and assess response to therapy in MM and ALL after each treatment stage. NGS MRD testing has been added to these guidelines and we plan to seek expansion of the recommendations to include additional time points in each disease state and to incorporate clonoSEQ specific data. To that end, in 2020, NCCN published favorable updates to their myeloma guidelines and pediatric ALL guidelines to include more specifics related to how and when to measure MRD, the importance of using a sensitive and validated test, and a reference to the necessity of collecting a baseline sample at diagnosis.

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

In the clinic, clonoSEQ testing has been ordered by clinicians at centers all around the country, including all 30 NCCN centers, for over 15,000 unique patients. We believe increased adoption of clonoSEQ will now be possible due to the extensive coverage policies granted in 2019 and 2020 by Medicare to assess MRD at multiple time points throughout therapy in MM, ALL and CLL, and several national private payors and large regional payors, together representing over 225 million total covered lives in ALL and MM and over 110 million covered lives in CLL. We are in active discussions with other large private national and regional payors. To further develop the mounting real world evidence demonstrating the actionability of MRD monitoring, we launched a clinical registry in 2020. This prospective, multicenter, observational study will include approximately 500 adult patients with lymphoid malignancies in the United States.

Among biopharmaceutical companies, we believe clonoSEQ will remain the preferred commercial test for MRD monitoring in their registrational trials. To that end, clonoSEQ is now being used by more than 40 biopharmaceutical companies in over 190 clinical trials. To continue demonstrating clinical utility across disease settings and lines of therapy, clonoSEQ is also being used in 79 ongoing prospective investigator-led clinical trials, and our MRD data have been included in over 92 peer-reviewed publications.

We believe clonoSEQ has broad applicability across all lymphoid malignancies. Specifically, we recently submitted a 510(k) premarket notification for ALL from blood samples in February 2021 and are actively validating the test for patients with non-Hodgkin’s lymphoma (“NHL”) disease types. Importantly, we have also implemented collaborations with Labcorp and Phlebotek to ease access to blood sample collection for patients. We believe these solutions may facilitate more frequent monitoring and benefit patients longer term as they enable a convenient and safe alternative to inpatient visits.

We continue to deepen our commercial investments to expand clinical adoption of clonoSEQ and have increased the size of our specialized sales and customer support organization and supporting infrastructure. We have also added a new team of demand generation representatives who are hematology specialists and are working closely with our key account managers in accounts that are onboarded. We are also building another team focused on Integrated Delivery Networks. Outside of the United States, we have successfully transferred the technology to seven labs across France, Germany, Italy, UK, Spain, Australia and Japan which provide local testing options, primarily in support of collaborative group and investigator-sponsored studies.

The Technology

clonoSEQ is our FDA-authorized, NGS MRD technology that is designed to sequence all rearranged receptor sequences in a tumor in parallel to ensure accurate, sensitive and robust MRD monitoring.

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

Adaptive Assist: Patient support program

Adaptive Assist is our patient support program to facilitate access to clonoSEQ testing services for patients who could benefit from the clinical insights provided by NGS MRD testing. Patients can call to discuss their individual circumstances with one of our dedicated patient support representatives in order to better understand their coverage prior to clonoSEQ testing and to navigate the insurance process, including appeals for denied claims. We also offer financial assistance for qualified uninsured and under-insured patients who cannot afford their patient financial responsibility for clonoSEQ.

Clinical Validation in FDA Filing for MM, ALL and CLL

Our clonoSEQ test has been shown to help better predict patient outcomes and add insight to the evaluation of disease response to therapy because we have clinically validated clonoSEQ’s ability to detect MRD at a sensitivity greater than the current clinical standard for all lymphoid malignancies. clonoSEQ has demonstrated sensitivity of 1 out of 1,000,000 cells (10-6), given sufficient sample input, which is a deeper resolution than the current accepted standard of 1 out of 100,000 cells (10-5), 1 out of 10,000 cells (10-4) or 1 out of 10,000 cells (10-4) for MM,ALL and CLL, respectively. Based on these results, as further illustrated below, we believe clinical standards for MRD sensitivity may be increased to 10-6 to better predict patient outcomes.

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

Proportion Surviving Without Progression
1.0
0.8
0.6
0.4
0.2
0
0
3
6
9
12
15
18
21
24
27
Months
VMP MRD-negative (N=22)
D-VMP MRD-negative (N=78)
D-VMP MRD-positive (N=272)
VMP MRD-positive (N=334)
VMP MRD-negative
D-VMP MRD-negative
VMP MRD-positive
D-VMP MRD-positive

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

Clinical validation in CLL was demonstrated in two studies. The first, a 337 patient randomized phase III registrational study in previously untreated CLL patients sponsored by Roche (CLL14), evaluated the ability of clonoSEQ to predict PFS at a primary cutoff of 10-5 and across continuous MRD measures from blood. The study demonstrates that MRD negative patients had significantly better PFS, independent of treatment regimen.

The second was a prospective, phase 2 clinical trial in previously untreated CLL patients in which MRD was assessed from both blood and bone marrow. MRD negativity at multiple cutoffs (10-4, 10-5, and 10-6) was significantly associated with better PFS. MRD was also prognostic of PFS when disease burden was assessed as a continuous measure (no MRD threshold). This study demonstrates that MRD is predictive of better PFS and can be assessed from either bone marrow or blood.

CLL Patients with lower levels of MRD in blood have a higher probability of EFS

Strategy to Achieve Market Leadership

We aim to drive adoption and achieve market leadership for MRD monitoring with clonoSEQ for all lymphoid malignancies. To do so, we are executing upon the following strategic initiatives:

•

Expand reimbursement with public and private payors. We are working with new payors to develop appropriate coverage policies, generate healthcare economic information and provide robust billing and patient access infrastructure. As of December 31, 2020, we secured Medicare and private payor coverage for clonoSEQ for over 225 million covered lives for MM and ALL and over 110 million covered lives for CLL. We continue to seek broader coverage in line with our planned FDA label expansions and we continue to invest in health economic research and real-world evidence generation to demonstrate the actionability of MRD monitoring. We launched a watch registry in 2020 as a prospective, multicenter, observational study of approximately 500 adult patients with lymphoid malignancies in the United States to support these efforts.

•

Entrench clonoSEQ in biopharmaceutical clinical trials. As the industry pursues the inclusion of MRD as a potential surrogate or primary endpoint in clinical trials for lymphoid malignancies, having a standardized and highly accurate and sensitive method for MRD testing to guide clinical decisions in late-stage trials, including registrational trials, is valuable. Our goal is to position clonoSEQ for use by our biopharmaceutical collaborators as the MRD test of choice for these clinical trials.

•

Validate clonoSEQ in additional indications for use. With the end goal of clonoSEQ becoming a universal MRD test for all lymphoid malignancies, we have developed a robust lifecycle development plan to generate sufficient clinical evidence to support the extension of the FDA label across lymphoid malignancies. We are already cleared in ALL and MM from bone marrow and CLL from bone marrow and blood. At the same time, we are increasing marketing support for clonoSEQ usage as a CLIA-validated lab-developed testing service, where samples for any lymphoid cancer indication and a range of sample types (including blood) are acceptable, and payer coverage is already in place for blood-based testing in ALL and myeloma. Going forward, we will continue to evaluate the optimal commercial path (FDA or CLIA) for each additional indication.

•

Validate clonoSEQ in blood to offer a minimally invasive alternative. Testing with blood is less invasive for patients and less expensive as compared to MRD testing from bone marrow samples, and it may only be possible because of the deep sensitivity of our clonoSEQ diagnostic test. Therefore, blood-based MRD testing may enable more frequent monitoring of patients over longer periods of time. We have already received FDA clearance for clonoSEQ from blood samples for patients with CLL, we recently submitted for FDA clearance for ALL from blood samples, and we will continue to expand testing with blood to other indications over time.

•

Invest in commercial initiatives to increase awareness and usage. We are expanding our sales organization to target key customer segments, including academic centers, integrated health networks and community clinicians, in a tiered manner based on patient volume. In 2019 and 2020, we focused on Tier 1 and Tier 2 accounts, which we estimate to be the sites of care for approximately two-thirds of the patients that comprise the potential market. With increasing adoption and our recent CLL label expansion, we are beginning to drive uptake in Tier 3 community accounts. We will continue to increase the size of our specialized sales organization and supporting infrastructure, including building out our teams focused on community oncology centers and integrated delivery networks. We also launched a variety of patient educational initiatives and peer to peer programming to spread awareness about the impact of MRD status to inform clinical decision-making.

•	Evaluate a decentralized testing solution. We continue to explore options to service the MRD opportunity in institutions and markets where local testing is needed or required.
•

Expand internationally. We have expanded our technology transfer program to select centers to conduct investigational studies that further demonstrate the value of clonoSEQ and are essential for reimbursement submissions. We have already completed successful technology transfers in France, Germany, Italy, UK, Spain, Australia and Japan. In 2019, we obtained a Conformité Européene (“CE”) mark for our clonoSEQ reagents, which is intended to support our reimbursement efforts in Europe. We expect these market development activities to enhance our commercialization efforts and accelerate international market acceptance over the next three to five years.

Early or Accurate Detection with T-Detect

By learning to read the antigen specificity of a patient’s immune system, we are developing the T-Detect test for early or accurate detection across a broad range of diseases, including infectious diseases, autoimmune disorders, and certain prevalent cancer types. We believe the adaptive immune system presents an ideal model for diagnostic tools for early or accurate detection of disease. In many cases, treatment is typically most effective early in the course of a disease, when there is a minimal amount of disease-specific antigen present. TCRs recognize this very small amount of antigen before it is detectable by conventional methods and then they expand exponentially. Given this large response in proportion to the amount of antigen present, we believe we will be able to see this signal of disease much sooner than is possible with other methods of early disease detection. Additionally, in some disease states, knowledge of prior infection from certain pathogens, e.g., COVID-19 and Lyme, may inform the basis of clinical decision-making or ongoing patient care. Finally, the ability to rapidly and accurately identify the cause of non-descript symptoms may increase efficiency and compress the timeline between symptom and diagnosis, thus reducing the diagnostic odyssey that patients often endure in the current diagnostic paradigm.

We are leveraging our existing immunoSEQ technology to develop T-Detect for the early or accurate detection of many diseases simultaneously. This is possible because our platform works with retrospective sample sets and uses machine learning and computational statistics to continuously improve accuracy without requiring large cohorts of prospective patients. We began by developing T-Detect for the early detection of specific disease states that meet the following criteria:

•	Clinically relevant antigens are known and understood.
•	High unmet medical need for diagnosis.
•	Potential to improve patient outcomes with early intervention.
•	Availability of sample sets with patient outcomes.

Using these data, we aim to simulate the natural diagnostic capability of the immune system into the clinic where we will use the map for the early or accurate detection of many diseases. The potential economic model for T-Detect of becoming "one test with many results" is very compelling. When multiple tests are ordered at the same time, the marginal cost for each additional test result is negligible.

Through iterative data generation efforts, we continue to improve the accuracy of the TCR signatures of each disease by running blood samples from healthy donors, collaborating on retrospective studies with control groups in select disease states, and leveraging our database for additional sequences to include in the TCR signatures.

We see the evolution of T-Detect in three phases over time:

•	Phase I: Launch T-Detect disease by disease with a more accurate test versus current standard of care.
•	Phase II: Introduce T-Detect panel(s) for the differentiated diagnosis of disease when the symptoms are shared among several diseases.
•	Phase III: Enable T-Detect for population immunomics, where anything we map, we will be able to diagnose from a single blood sample.

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

First Commercial Indication: T-Detect COVID

In response to the COVID-19 pandemic, we and Microsoft committed to decode the population-wide T cell immune response to COVID-19. We believe that quantifying virus-specific T cells may provide important diagnostic advantages because T cells appear earlier than antibodies and persist longer.

Timing and Persistence of T-cell Response1,2,3,4,5,6,7

1. Gallais et al., Peng et al., Snyder et al., Subbarao et al., Channappanavar et al., and Zuo et al.

2. Zuo J, Dowell A, Pearce H, Verma K, Long HM, Begum J, et al. Robust SARS-CoV-2-specific T-cell immunity is maintained at 6 months following primary infection. bioRxiv. 2020 Nov 2;2020.11.01.362319.

3. Gallais F, Velay A, Wendling M-J, Nazon C, Partisani M, Sibilia J, et al. Intrafamilial exposure to SARS-CoV-2 induces cellular immune response without seroconversion. medRxiv. 2020 Jun 22;2020.06.21.20132449.

4. Peng Y, Mentzer AJ, Liu G, Yao X, Yin Z, Dong D, et al. Broad and strong memory CD4+ and CD8+ T cells induced by SARS-CoV-2 in UK convalescent individuals following COVID-19. Nat Immunol. 2020;21(11):1336–45.

5. Snyder TM, Gittelman RM, Klinger M, May DH, Osborne EJ, Taniguchi R, et al. Magnitude and dynamics of the T-cell response to SARS-CoV-2 infection at both individual and population levels. MedRxiv. 2020 Aug 4. 2020.07.31.20165647.

6. Subbarao K, Mahanty S. Respiratory virus infections: Understanding COVID-19. Immunity. 2020;52(6):905–9.

7. Channappanavar R, Zhao J, Perlman S. T cell-mediated immune response to respiratory coronaviruses. Immunol Res. 2014;59(1–3):118–28.

Together, we implemented the immuneCODE Program to quantitatively assess the T-cell immune response to the virus in over 5,000 individuals from around the world and we have made this data publicly available. To date, we have mapped hundreds of thousands of TCRs to all of the immunogenic parts of the SARS-CoV-2 virus, inclusive of but not limited to the spike protein.

T-Detect COVID confirms past SARS-CoV-2 infection, which represents a stepping-stone to the long-term vision of T-Detect where a blood sample can provide information about what diseases a person’s immune system has seen or is currently fighting. In two real-world studies with convalescent patients, including our own IRB-sponsored study called ImmuneRACE, our T-cell based test demonstrated higher sensitivity than multiple antibody serology tests to confirm past infection. Additionally, data demonstrates that the T-cell response is more persistent than the antibody response to the virus, persisting to at least five months following initial infection, and performance of T-Detect COVID is equivalent to or better than antibody testing at all timepoints evaluated.

T-Detect COVID was launched in December 2020, primarily targeting groups and individuals for whom knowledge of past COVID-19 infection or exposure is valuable, including self-pay consumers, employers and concierge medicine physician groups. Our market research shows that there are many people who were unable to access testing in spring of 2020 or had unexpected results from antibody or PCR testing, and are still curious or skeptical about a previous infection. This is particularly true for individuals who were asymptomatic or had mild symptoms, in whom antibody testing may be less reliable. Additionally, our research indicates high interest among consumers in understanding immunity to COVID-19. Therefore, we are offering the ability to contribute to on-market research to quantitatively assess the duration of immunity as defined by the persistence of SARS-CoV-2 specific T cells.

The commercial and operational infrastructure needed to deliver T-Detect COVID will be critical as we move T-Detect forward in additional indications. These efforts will set the base of our near-term commercial focus in infectious diseases including COVID-19 and Lyme disease and a medium-term expansion into autoimmune disorders.

Clinical Validation in FDA EUA filing for Detection of Recent or Past SARS-CoV-2 Infection

Our T-Detect COVID test is a novel T-cell based assay that has demonstrated high percent positive and percent negative agreement (PPA and NPA) to identify or exclude prior SARS-CoV-2 infection in PCR-confirmed SARS-CoV-2 cases and lack of cross-reactivity to several viral and/or respiratory pathogens.

PPA was demonstrated in two studies 1) a primary PPA study evaluating residual blood samples (N=205) from subjects diagnosed with SARS-CoV-2 infection based on the EUA Abbott RealTime SARS-CoV-2 RT-PCR test from a single US reference lab (Discovery Life Sciences, New York); and 2) a secondary PPA study using both retrospectively and prospectively collected samples from multiple cohorts (N=77; ImmuneRACE and ImmuneSense™ COVID-19) and identified as positive based on a variety of EUA testing methods performed by a number of different labs. T-Detect COVID demonstrated high PPA particularly in the timeframe of ≥15 days since diagnosis (97.1%) as well as ≥15 days since symptom onset (94.5%) (Table 1).

Table 1. Positive Percent Agreement (PPA) of T-Detect COVID Assay with SARS-CoV-2 RT-PCR according to days since symptom onset or days since diagnosis.

Days Since Diagnosis	RT-PCR+ Samples (N)	T-Detect Positive (N)	T-Detect PPA (95% CI)
0-7 days	35	25	71.4 (53.7 - 85.4)
8-14 days	33	31	93.9 (92.7 - 99.3)
≥15 days	137	133	97.1 (92.7 - 99.2)
All (range 0-91 days)	205	N/A	N/A
Days Since Symptom Onset
0-7 days	13	7	53.8 (25.1 - 80.8)
8-14 days	9	7	77.8 (40.0 - 97.2)
≥15 days	55	52	94.5 (84.9 - 98.9)
All (range 0-106 days)	77	N/A	N/A

NPA was demonstrated in two studies: 1) a primary NPA including 124 retrospective frozen clinical remnant blood samples collected prior to December 2019 and thus presumed negative for SARS-CoV-2 infection; and 2) a secondary NPA study using blood samples from subjects enrolled prospectively (ImmuneSense COVID-19) from Oct-Nov 2020 who presented with SARS-CoV-2 symptoms but tested negative for SARS-CoV-2 using RT-PCR EUA, BioFire RP V2.1, and EUA antibody tests.

T-Detect COVID demonstrated NPA of approximately 100% in individuals who had compatible symptoms of infection but were either presumed or confirmed negative for SARS-CoV-2 by PCR and antibody testing (Table 2).

Table 2. Negative Percent Agreement (NPA) of T-Detect COVID Assay with pre-pandemic samples sourced retrospectively (DLS) and prospectively enrolled subjects (ImmuneSense COVID-19) negative for SARS-CoV-2 by EUA RT-PCR and antibody testing.

Cohort	Samples (N)	T-Detect Negative Results (N)	NPA (95% CI)
DLS	87	87	100 (95.8 – 100)
ImmuneSense COVID-19	79	78	98.7 (93.1 – 99.97)

Second Indication in Late-Stage Development: T-Detect Lyme

In the third quarter of 2019, we established proof of concept in acute Lyme disease from two independent, retrospective cohorts of over 200 patients. In both of these studies, we compared to standard of care, two-tiered serology testing. Results demonstrate a doubling of sensitivity of our test compared to standard two-tiered serology in acute patients. We have also seen that our test can confirm an ongoing infection in patients who were treated with standard 2-3 weeks of doxycylcine but still have lingering symptoms. The signal in Lyme further demonstrates that machine learning can be leveraged to develop diagnostic signals, even without the large cohorts of prospective patient data often required for diagnostics development.

For T-Detect Lyme, we launched the ImmuneSENSE Lyme study with the goal to enroll 990 participants. Even though Lyme visits and diagnoses were down in 2020 due to COVID-19, by the end of 2020, we enrolled 91% of the subjects needed for the interim analysis. We intend to continue full enrollment of the 990 subject study, of which approximately 420 will have either a clinical diagnosis or clinical suspicion based on a physician's assessment of Lyme disease. The remaining subjects will include negative controls from both endemic and non-endemic regions and potential cross-reactive diseases. We expect to launch as a CLIA-service offering at the end of 2021, leveraging the infrastructure built for T-Detect COVID.

T-Detect Pipeline

To achieve our goal of developing a diagnostic test for early detection across a broad range of diseases, we are pursuing the following strategic plan:

•	Apply machine learning to high-throughput mapping to generate the TCR-Antigen Map.
•	Demonstrate clinical signals for early detection using mapped TCRs in select indications.
•	Launch one TCR sequencing technology, T-Detect, for initial indications.
•	Broaden utility to a wide range of diseases without requiring large prospective trials.

Over the past year, we have optimized our five-stage research and development funnel and expanded our lab capacity to expedite our ability to move many diseases through the funnel in parallel. We start by prioritizing diseases that meet key market attractiveness criteria such as high unmet medical need, understanding of the antigenic space, and our access to samples with metadata. Once an early signal is identified, we refine our modeling with additional case control studies and by leveraging our clinical immunomics dataset. Once we confirm a signal, we proceed with a full commercial validation and generation of a locked-down algorithm to take into clinical validation and regulatory submission. We have about four to five diseases under study in each of the earlier stages of the research and development funnel and continue to invest heavily in the speed and robustness of this funnel with people and data analytic capabilities.

T-Detect Research and Development Funnel

In the third quarter of 2020, we announced the confirmation of our third clinical signal in Crohn’s disease. Crohn’s is a gastrointestinal disorder that is often confused with other conditions with similar symptom presentation and there is a significant unmet need for a highly specific and sensitive non-invasive test. Data will be shared in a scientific forum next year. Other indications such as celiac, ovarian cancer and other autoimmune disorders continue under development within our research and development funnel and we will update you on future progress as they advance.

There are many economic advantages of T-Detect both in the research and development stage and as a commercial product. For the research and development pipeline, we use the same capex and workflow for signal generation across all diseases allowing us to study multiple disease in parallel. Once commercialized, again, we use the same blood sample and the same underlying chemistry for all diseases with a small incremental investment in software for each individual disease, enabling a long-term high margin profile.

Drug Discovery

Our aim is to develop immune-mediated therapies in oncology and other disease areas by using the full functionality of our immune medicine platform, including TruTCR and TruAB for TCR and antibody characterization, respectively. We are currently working to leverage our immune receptor discovery capabilities to enable commercialization of novel therapies by collaborators. In the future, we may explore expanding our own end-to-end capabilities for the further development of our own portfolio of therapeutic candidates.

TCR Discovery for Cellular Therapy using TruTCR

We have developed a high-throughput TCR screening process that allows for the discovery of antigen-specific TCRs that occur in low frequencies in healthy individuals. We believe this provides a set of naturally-occurring TCRs with a more favorable safety profile in comparison to engineered TCRs. We then further characterize these naturally-occurring TCRs for binding avidity and cytotoxic potency. To date, we have identified and characterized to different stages more than 4,000 unique antigen-specific, paired TCRs against 600 different clinically relevant targets, constituting our pipeline of possible clinical candidates. We complete a data package for each characterized TCR that we believe meets the thresholds for therapeutic evaluation. These thresholds are divided into a series of seven key steps covering antigen specificity, functional avidity, cytolysis and safety assessment. A package is considered complete when the TCR meets the rigorous criteria for all seven steps and the data are compiled to support an IND package. As a proof of concept, we compared our fully characterized TCR against WT-1, a TAA often overexpressed in various cancers, to a benchmark WT-1 TCR. A gold standard for testing TCR efficacy is killing of cells that naturally express the target antigen at low levels. Using a cancer cell line that is known to express low levels of WT-1, our candidate WT-1 TCR was over four times more effective at killing cancer cells than the benchmark TCR. The complete data package for our lead WT-1 TCR candidate demonstrates improved avidity, cytolysis and a promising safety profile.

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

Strategic Collaboration with Genentech

Through our worldwide collaboration and license agreement with Genentech, we plan to develop, manufacture and commercialize novel neoantigen directed T cell therapies for the treatment of a broad range of cancers to advance the next generation of cellular therapies in oncology. We are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use TCRs screened by our immune medicine platform to engineer and manufacture cellular medicines:

•

Shared Products. The Shared Products will use “off-the-shelf” TCRs identified against cancer antigens shared among patients. Genentech is planning its first IND submission for the first shared product targeting a selected shared cancer antigen in the first half of 2021. We continue to screen and characterize TCRs against clinically relevant targets in solid tumors and we are in late-stage characterization of several promising TCRs that could be considered by Genentech for the development of a second Shared Product.

•

Personalized Product. The Personalized Product will use patient-specific TCRs identified by real-time screening of TCRs against cancer antigens in each patient. In the second half of 2020, we started screening blood from cancer patients to identify TCRs specific to a patient’s tumor mutations and our goal is to generate proof of concept data in early 2021. To support our near-term and long-term objectives for our private product, we plan to open our dedicated prototype lab in South San Francisco in 2021, which will have capacity to perform first-in-human clinical trials. We believe this investment positions us to potentially pursue additional opportunities outside of this collaboration, including cellular therapy in other disease states and cancer vaccines.

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

In parallel, we plan to evaluate an investment in additional facilities that would allow us to scale our end-to-end screening of patient-specific TCRs for potential future late-stage clinical trials and commercialization of the Personalized Product. We believe this investment would position us to potentially pursue additional opportunities outside of this collaboration, including developing and commercializing vaccines and cellular therapies in other disease states.

Developing neutralizing antibodies using TruAB

Our TruAB process, similar to our TruTCR process, leverages our high-throughput capabilities to screen millions of BCRs to identify unique antibodies from human blood. Our first proof of concept is for patients who are actively fighting or have recently recovered from COVID-19. In just several months, we collected blood from over 300 patients and hundreds of thousands of antibodies, of which we synthesized and characterized over 3,300 antibodies to various parts of the SARS-CoV-2 virus. To date, we identified several candidates that neutralize live virus at very low concentrations, which means that a very small amount of each of these antibodies is able to block the virus from infecting cells. Using our TruAB antibody discovery approach, we identified several lead antibody candidates that strongly bind to different parts of the virus. Our growing portfolio of novel antibodies includes candidates that don’t bind the classic RBD region and instead bind to S1, Trimer or S2. We believe we are one of the only groups that has identified S2-specific antibodies that neutralize the virus. This could have important advantages in a cocktail strategy that targets different mechanisms of action to inhibit the virus and potentially virus variants.

NAb clone	Spike Region	Binding EC_{50}(pM)	Live Virus Neutralization Average IC_{50} (pM)
ADPT02050	**RBD**	**25**	**3** (0.5 - 16)
ADPT00980	**RBD**	**23**	**8** (5 - 13)
ADPT02020	**RBD**	**88**	**9** (5 - 23)
ADPT02793	**S1** (non-RBD)	S1 = **113** Trimer = **68**	**11** (0 - 30)
ADPT01872	**S2** (non-RBD)	**71**	pending
ADPT02019	**Trimer** (non-RBD)	**24**	**33** (19 - 56)
Control	**RBD**	**150** ± 30	**827** (480 - 1380)

IC50s are averages estimated from replicates and up to 3 different experiments.
Range shows estimated 95% confidence interval.

Importantly, our drug discovery approach is differentiated from other groups because of the scale and throughput of our TruAB approach that allows us to identify a much broader set of naturally-occurring, fully human antibody candidates to select the best ones for clinical development. Beyond COVID-19, we are exploring applications of TruAB discovery in other diseases, including autoimmunity.

Our People and Culture

Our employees, internally referred to as “Adapters,” are passionate about immune medicine, empowered by scientific discipline and fueled by our foresight and curiosity about the adaptive immune system.

As of December 31, 2020, we had 622 full-time employees of which 124 hold medical or doctoral degrees. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe relations with our employees are good.

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

We believe our employees are highly engaged, and we were recognized consecutively in 2018, 2019 and 2020 by the Puget Sound Business Journal as one of Washington State’s Best Places to Work.

Diversity and Inclusion

We pride ourselves on inclusive team building, product design and gender diversity at all levels of management. We are committed to creating and maintaining a culture of belonging. In 2020, we expanded and implemented several diversity and inclusion initiatives. We launched multiple employee resource groups, including Women@Adaptive, Adaptive PRIDE, Black Adapter Network and Working Life and Wellness. We developed diversity sourcing programs and implemented hiring manager diversity training. We also established an Equity Advisory Council of senior leaders focused on specific objectives looking at clinical studies, commercial engagement, recruiting, and retention through a diversity and inclusion lens. We integrated hidden bias training into our Leader of People Program. Most recently, we launched a STEM minority mentoring program with a local university.

Compensation and Benefits

We strive to provide compensation and benefits that are competitive to market and create incentives to attract and retain employees. Our compensation package includes market-competitive base pay, performance-based short-term incentives, health care, retirement benefits, paid time off and family leave. In addition, we offer employees the benefit of equity ownership in the Company through stock option and restricted stock unit awards. We also provide access to a variety of health and wellness resources.

Employee Development & Training

We prioritize employee development and training and have established programs to support a culture of employee development. Specifically, in 2020, we offered multiple learning solutions, including our Leader Orientation Program, our Leader of People Program, and our L-re:combinator Program. Our Leader Orientation Program is an eight-week blended learning program that features self-paced online learning and live virtual training, designed to train new line to mid-level leaders about our culture, HR policies, communication, motivation, and more. Our Leader of People Program is a three-part, 15-week program designed to train leaders on change management, interviewing and hiring the best, having difficult discussions and creating alignment. Our L-re:combinator Program is a peer-to-peer learning group that provides mid-level managers with education, support, and collaboration opportunities.

In 2020, over 100 Adapters attended leadership development programs and consumed over 2,000 hours of training.

COVID-19 Preparedness

In response to the emergence of the COVID-19 pandemic, management formed a cross-functional COVID-19 preparedness committee to regularly monitor the progress of the disease, stay apprised of expert external guidance, discuss and implement preparedness plans as needed and provide clear communication to all Adapters. We implemented measures to reduce the risk of exposure of COVID-19 to the employees who continue to work on site, including the implementation of work-from-home policies for certain employees, as well as the implementation of shifts and zones to physically distance employees who remain on site and extra sanitation measures. For those employees working remotely, we provided additional equipment to support their ergonomic and technology needs.

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

In February 2019, we received a $300.0 million upfront payment from Genentech. We also may be eligible to receive approximately $1.8 billion over time, including payments of up to $75.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones, and up to $1.4 billion upon the achievement of specified commercial milestones. Genentech will also pay us tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of the Shared Products and the Personalized Product arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. For the year ended December 31, 2020 and 2019, the Genentech Agreement accounted for approximately 53.7% and approximately 41.3% of our revenue, respectively.

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

In order to process samples submitted to us using immunoSEQ or clonoSEQ, we utilize a combination of proprietary primer mixes and commercial materials, including a multiplex PCR master mix, enzymes, high throughput multi-cycle sequencing reagents and other materials, which we obtain and assemble as needed from various third-party vendors on customary terms. A number of our processing steps utilize automated equipment to help ensure consistency and efficiency. Sequencing is performed using the Illumina NextSeq System, which we have appropriately qualified for the intended uses of our products and services. We also work with a third-party vendor to manufacture our immunoSEQ RUO kit using our proprietary primer mix and other materials. We also use Illumina to develop IVD kits and provide related support for clonoSEQ and T-Detect, pursuant to a September 2019 development and supply agreement with a six-year term and payments to Illumina based on Illumina achieving milestones and revenue share payments ranging from a low to mid-single digit percentage of future net sales, subject to customary reductions.

For our TCR-Antigen Map and drug discovery initiatives, we conduct our current operations at our laboratories in Seattle, Washington and South San Francisco, California. These laboratories have cell sorting, tissue culture and other processing equipment.

We use a limited number of suppliers, or in some cases single suppliers, for our laboratory equipment and materials. We manage this concentration risk by targeting or building to levels of surplus stock that, we believe, would allow us to locate alternative suppliers if needed. However, if one of our suppliers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers and may face delays in processing samples or developing and commercializing our products and services. Beginning in 2020, we have faced delays in the form of longer lead times for equipment that is subject to increased demand due to public health measures taken to combat the COVID-19 pandemic, such as freezers. In particular, we have purchased the Illumina NextSeq System, and Illumina also supplies us with reagents that have been designed for use solely with this sequencer. While we acquire these reagents from Illumina on customary terms, if we had to replace the reagents we use we may also need to acquire and qualify a replacement sequencer, validate the reagents and potentially revalidate aspects of our existing assays.

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

We have entered into relationships with distributors to leverage an improved RUO immunoSEQ kit that can be used with various sample types, which we expect to enable global distribution of our research product. We plan to utilize a third-party global distributor but may not be able to engage a distributor in a timely manner or on commercially reasonable terms.

Intellectual Property

We have an extensive global portfolio of intellectual property rights to protect our immune medicine platform, the products and services that draw on it and our reputation in the industry.

As of December 31, 2020, we owned or controlled 451 active patents and patent applications whose claims are intended to cover what we do, what we plan to do and what others might do to compete with us. From our earliest patent filings in 2009, our portfolio has been tailored to reflect our efforts to harness the adaptive immune system for research, diagnostic and therapeutic applications. Our patent claims extend to not only adaptive immune receptor molecules, but also to uniquely powerful techniques for sequencing immune cell receptors, determining clonality and immune competency, diagnosing disease, predicting responses to immunotherapy and identifying new drug candidates. Our patent protection generally expires in years ranging from 2029 to 2040.

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

We also pursue trademark registration for our product and service names and promotional slogans in our existing and projected markets.

Intellectual Property Portfolio by the Numbers

As of December 31, 2020, our intellectual property portfolio consisted of the following:

•	451 patent applications filed worldwide directly or in conjunction with a co-owner or licensor since 2009;
•	65 pending patent applications;
•	386 issued patents across our immune medicine platform;
•	24 patent families directed to methods and tools useful in our immune medicine platform for non-target specific immunosequencing and research, including immunoSEQ;
•	17 patent families directed to methods and tools useful in diagnosis, prognosis and disease monitoring, including clonoSEQ, T-Detect and the TCR-Antigen Map;

•	12 patent families directed to methods and tools useful in drug discovery, including TruTCR, MIRA and pairSEQ;
•	1 patent family directed to therapeutic antibodies;
•	1 patent family directed to gene sequencing technology; and
•	28 trademarks registered and pending registration worldwide.

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

Methods of Measuring Adaptive Immunity

In 2009, a U.S. provisional patent application was filed to pursue protection for immunosequencing by our co-founder, Dr. Harlan Robins. The invention broadly relates to methods for assessing the adaptive immune system status of individuals. Rearranged V and J segment genes of TCRs or BCRs are targeted as biomarkers for assessing the status of the immune system at one or more points in time. Granted claims extend to the use of particular sets of amplification primers, while pending claims are being pursued to capture additional assessment techniques. Licensed exclusively to us by Fred Hutch, the application has since spawned more than 31 additional patent applications, many of which have been granted as of December 31, 2020, including U.S. Patent No. 9,809,813.

Optimizing Nucleic Acid Amplification Reactions

Amplification of nucleic acids can result in over- or under-representation of the amplified molecules, misrepresenting the number present in the source material, such as a blood sample. Dr. Robins invented a method to correct for such bias, thereby improving the precision of PCR-based quantification of TCR and BCR coding sequences in a sample. The claimed approach utilizes synthetic templates, reflecting nucleic acid sequences for rearranged V and J receptor segments in the sampled cells. More than twenty-eight related patent applications have since been filed, many of which have been granted as of December 31, 2020, including U.S. Patent Nos. 9,371,558 and 10,214,770.

Diagnosing and Monitoring Disease

In connection with our acquisition (“Sequenta Acquisition”) of Sequenta, Inc (“Sequenta”) in 2015, we purchased Sequenta’s extensive patent portfolio. The portfolio includes 124 patent applications which disclose and claim methods to identify and quantify T cell-based immune responses to antigen exposure using NGS. TCR and BCR DNA, RNA or cell-free DNA from samples, including blood and bone marrow, are used to detect, prognose and monitor disease, including autoimmune disease, infection and cancer. More than one hundred twelve patents have been granted in the portfolio as of December 31, 2020, including U.S. Patent Nos. 8,628,927 and 8,236,503.

Our diagnostic methods also apply to the detection of MRD (the target of our B cell-based clonoSEQ diagnostic test for assessing how disease burden changes in response to treatment or during remission) and T-Detect (our T cell-based diagnostic tests). Multiple patents have been granted from additional applications relating to diagnostic methods and diagnostically significant TCRs filed by us, including U.S. Patent No. 9,824,179.

TCR-Antigen Map

In connection with our Microsoft collaboration, we are developing a diagnostic product to detect cancer and other diseases at their earliest stage by learning the signals and responses of the activated immune receptors in a patient’s blood. Pre-collaboration, we filed 10 related patent applications for methods to produce antigen-exposed enriched T cell populations and identify their antigen specificities by comparison to a pre-exposure population of cells or by use of an algorithm. We have filed additional patent applications relating to algorithmic-based methods to characterize antigen specificities and will continue to do so as our work proceeds with Microsoft.

MIRA

We developed and are pursuing patent protection for bioinformatic-based methods to determine the antigen specificity of TCRs by exposing T cells to a panel of multiple antigens. Antigen exposure can be performed by incubation or presentation; for example, it can be performed via recombinant expression in another cell. These methods may also be used to pair the two TCR chains as well as to identify high avidity TCRs. Several patents have been granted as of December 31, 2020, including U.S. Patent No. 10,066,265.

pairSEQ

In nature, TCRs and BCRs exist as a heterodimer of paired chains, each of which is encoded on a different chromosome. Immunosequencing reveals the nucleotide structure of each individual chain, but not which chains match as cognate pairs. We developed and are pursuing patent protection for multiple bioinformatic-based approaches to pairing the two chains of TCRs and BCRs, including one deployed in our pairSEQ technique. Our methods also allow for identification of receptor chain pairs which are specific to particular antigen targets. Over fifty related patent applications have been filed, nearly half of which have matured into granted patents as of December 31, 2020, including U.S. Patent No. 10,077,478.

Assessing Responsiveness to Immunotherapy

Leveraging our immunosequencing technologies, we developed methods for predicting responses to immunotherapy, vaccines and infection. To those ends, rearranged TCR or BCR sequences are quantified and their levels or frequencies compared at different points in time. More than 20 related patent applications have been filed, most of which have been granted as of December 31, 2020, including U.S. Patent No. 10,221,461.

Therapeutic Antibodies

We developed a therapeutic antibody discovery process called TruAB from which neutralizing antibodies to SARS-CoV-2 have been produced. A patent application to these antibodies was filed in 2020 and is pending.

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

Competition

The biotechnology and pharmaceutical industries, including the fields of life sciences research, clinical diagnostics and drug discovery, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. Given the breadth and promise of immune medicine, we face substantial competition from many different sources, including life sciences tools, diagnostics, pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions across various components of our platform and product and service offerings. Due to the significant interest and growth in immune medicine more broadly, we expect the intensity of the competition to increase. However, we believe our scale, precision and speed, and the resulting clinical applicability, distinguish us from our competitors. In life sciences research, immunoSEQ faces competition from a number of companies.

In clinical diagnostics, clonoSEQ faces competition primarily from institutions performing flow cytometry in-house, particularly outside of the United States. We may also face competition from companies developing early cancer detection testing products for indications that do not currently compete with clonoSEQ.

In drug discovery, clinical trials in the field of immune medicine are being pursued by a number of industry and academic players.

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

Government Regulation

Life Sciences Research Use Only Technologies

Our core research product, immunoSEQ, is a RUO tool in the United States that provides data to third parties such as biopharmaceutical companies that are themselves engaged in the research and development of potential diagnostic and therapeutic products and services for which they may later pursue investigation and clearance, authorization or approval from regulatory authorities, such as the FDA.

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

Clinical Diagnostics in the United States

Our first diagnostic product, clonoSEQ, was granted marketing authorization by the FDA for the detection and monitoring of MRD in bone marrow samples in patients with MM and ALL under the de novo process, which classified clonoSEQ and future DNA-based tests to measure MRD in hematological malignancies as Class II devices, as explained further below. In August 2020, we received our third FDA clearance for clonoSEQ, following a 510(k) submission, for CLL in bone marrow as well as blood samples.

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

After a medical device is placed on the market, numerous regulatory requirements apply. These include:

•

compliance with the FDA’s QSR, which requires manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

•	labeling regulations, which prohibit the promotion of products for uncleared, or unapproved uses, or “off-label” uses, and impose other restrictions on labeling; and
•

obligations to investigate and report to the FDA adverse events, including deaths, or serious injuries that may have been or were caused by a medical device and malfunctions in the device that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions, including but not limited to, warning letters; fines, injunctions, and civil penalties; recall or seizure of the device; operating restrictions, partial suspension or total shutdown of production; refusal to grant 510(k) clearance or premarket approvals (“PMAs”) of new devices; withdrawal of clearance or approval; and civil or criminal prosecution.

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

Laboratory Developed Tests in the United States

The FDA has historically exercised enforcement discretion to not regulate most LDTs. As such, LDTs have not been subject to FDA’s marketing clearance and approval processes, or post-marketing controls, for medical devices. LDTs are generally considered to be tests that are designed, developed, validated and used within a single laboratory. Laboratories certified as “high complexity” under CLIA may develop, manufacture, validate and run LDTs. clonoSEQ is available as an LDT for use in assessing MRD for other lymphoid malignancies, including CLL and NHL, at our Seattle, Washington laboratory.

In that respect, Congress introduced legislation to establish a framework for FDA to oversee marketing of in vitro clinical tests (“IVCTs”), such as test kits and LDTs (the Verifying Accurate Leading-edge IVCT Development Act, or “VALID Act”). Under the VALID Act, FDA would oversee IVCTs, requiring pre-market review for high-risk IVCTs which expose patients to serious or irreversible harm and novel IVCTs. As currently drafted, existing LDTs at the time of VALID Act passage would be grandfathered as approved. For new low risk IVCTs, developers would submit a representative IVCT to FDA for review and issuance of a technology certification for the specific IVCT reviewed and later developed test within the scope of the certification. It is not certain whether or in what form the VALID Act bill will pass Congress, but passage could increase the stringency of regulatory review required for our LDT products.

If the VALID Act does not pass, FDA may decide to exercise enforcement discretion for LDTs, especially if it perceives a LDT as posing a risk to patients. Therefore, the regulatory path for marketing of LDTs is subject to uncertainty given the FDA’s latitude in interpreting and applying its laws and policies.

As of November 2020, the U.S. Department of Health and Human Services instructed the FDA to review voluntary EUA submissions of LDTs for COVID-19 in order to extend certain statutory immunities to liability for those laboratories under the federal Public Readiness and Emergency Preparedness Act (“PREP Act”). Failure to obtain an EUA for a COVID-19 LDT can impair such immunity and could make payor reimbursement for COVID-19 LDTs under the Family First Coronavirus Act unavailable. We are seeking an EUA for our T-Detect COVID test and could be at risk of product liability or lack of payor reimbursement if the EUA is not granted.

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

Section 5(a) of the Federal Trade Commission Act (“FTCA”) has also been used to regulate data privacy and security at the federal level. According to the U.S. Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure or using or disclosing personal information in violation of a company’s privacy notice may constitute unfair or deceptive acts or practices in or affecting commerce in violation of the FTCA. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Although we have and maintain a system for compliance with privacy laws and regulations, failure to comply with them could expose us to potential FTC enforcement action and fines.

In addition, certain state laws govern the privacy and security of health information, some of which are more stringent than HIPAA (including providing for patient enforcement of these state laws) and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In addition, there are state breach notification laws in every state. Failure to comply with these laws, where applicable, can result in the imposition of significant civil or criminal penalties and private litigation.

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

U.S. Physician Referral Prohibitions

The Physician Self-Referral Law (“Stark Law”) prohibits physicians from referring patients to entities with which the physician or an immediate family member has a financial relationship, such as ownership, investment or compensation, for designed health services (“DHS”) payable by Medicare and Medicaid, unless the financial arrangement meets an applicable exception. DHS includes clinical laboratory tests. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties and possible exclusion from federal health care programs. In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payor. See “Risk Factors—Risks Relating to Government Regulation—We are subject to various laws and regulations, such as healthcare fraud and abuse laws, false claim laws and health information privacy and security laws, among others, and failure to comply with these laws and regulations may have an adverse effect on our business.”

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

There are also state “sunshine” laws that require manufacturers to provide reports to state governments on pricing and marketing information. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, and such laws may also prohibit or limit certain other sales and marketing practices. These laws may adversely affect our sales, marketing, and other activities by imposing administrative and compliance burdens on us. Although we have a system for tracking and reporting “sunshine” law required information, if we fail to do so as required, we could be subject to government enforcement action and potential penalties.

Coverage and Reimbursement Generally

Reimbursement and billing requirements of applicable laws and payors for diagnostic services are highly complex. Laboratories must bill various payors, such as private third-party payors, including managed care organizations (“MCO”), and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Depending on the reimbursement arrangement and applicable law, the party that reimburses us for our services may be a third party who provides coverage to the patient, such as an insurance company or MCO; a state or federal healthcare program; or the patient. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. As such, we are at risk of being paid less or no part of our price for our products for reasons including:

•	variability in coverage and information requirements among various payors;
•	patient financial assistance programs;
•	missing, incomplete or inaccurate billing information provided by ordering physicians;
•	billings to payors with whom we do not have contracts;
•	disputes with payors as to which party is responsible for payment; and
•	disputes with payors as to the appropriate level of reimbursement.

In addition, we may not be free to determine the price charged for our products. Certain countries, including a number of member states of the EU, set prices and make reimbursement decisions for diagnostics and pharmaceutical products. Additionally, some countries require approval of the maximum sale price of a product before it can be marketed, and this price may be reviewed during the product lifecycle, or mandatory discounts or profit caps may be applied. In many countries, the pricing review period begins after marketing or product licensing approval is granted or the CE mark is obtained. We may therefore be constrained in our pricing strategies in markets outside of the United States.

For additional information on coverage and reimbursement in the United States, see “Risk Factors—Risks Relating to Government Regulation—Future Medicare payment rates are uncertain.”

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

Available Information

We maintain a website at www.adaptivebiotech.com. The contents of our website are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K. We make available, free of charge on our website, access to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission (“SEC”). Investors and others should note that we announce material financial information to our investors using our investor relations website (http://investors.adaptivebiotech.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on social media channels.

Item 1A. Risk Factors

Investing in our Company involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, before investing in our Company. Any of the risk factors we describe below could adversely affect our business, financial condition, results of operations, prospects or the trading price of our securities. The risks described below are not the only ones we face and additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, prospects and the trading price of our securities.

Summary of Risk Factors

Generally, the risks described below relate to the following:

•

the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant laboratory operations, manufacturing facilities, concentrations of clinical trial sites or other business operations;

•	our significant net losses since inception, expected net losses in the future and need for significant investments in products and services;
•

our ability to leverage our immune medicine platform to discover, develop, commercialize and obtain regulatory clearance, authorization and approval for our products and services, particularly in light of the novelty of immune medicine and our methods;

•	our ability to develop our TCR-Antigen Map and yield insights from it that are commercially viable;
•	our collaboration with Genentech and ability to develop and commercialize cellular therapeutics, including our ability to achieve milestones and realize the intended benefits of the collaboration;
•	our ability to leverage our immune medicine platform to discover, develop and commercialize additional products and services, including those related to COVID-19, may not be successful;
•

our laboratory operations, including errors or defects in our products or services and our reliance on a limited number of suppliers, and in some cases single suppliers, for our equipment and materials, some of which include reagents or other materials that may also require additional internal validation prior to use;

•	our limited experience with the development and commercialization of cellular therapeutics;
•	market acceptance of our products and services, and our limited sales and marketing experience;
•	our expected reliance on collaborators for development and clinical testing of therapeutic product candidates, which may fail at any time due to a number of possible unforeseen events;
•	our ability to increase our capacity, manage the evolution of our products and services, stay current in our rapidly changing industry, expand our workforce and otherwise manage our growth;
•	the loss of any member of our senior management team, or of the support of key opinion leaders;
•	the extensive regulation of our industry, including reimbursement coverage decisions; and
•	the validity of our patents, protection of our trade secrets and related intellectual property matters.

Risks Relating to Our Business

We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant losses since our inception. For the years ended December 31, 2020, 2019 and 2018, we incurred net losses of $146.2 million, $68.6 million and $46.4 million, respectively. As of December 31, 2020, we had an accumulated deficit of $511.6 million. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering, and, to a lesser extent, sequencing and development revenue. We have devoted most of our financial resources to the research and development of products and services under our immune medicine platform. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to invest in the development of products and services utilizing our immune medicine platform to support the validation of additional clinical diagnostic and therapeutic products and services. We will need to generate significant additional revenue to achieve and sustain profitability.

We expect to make significant investments in our continued research and development of new products and services, which may not be successful.

We are seeking to leverage our immune medicine platform to develop a pipeline of future disease-specific research, diagnostic and therapeutic products and services. For example, we are developing our TCR-Antigen Map with a view toward advancing the development of T-Detect, a diagnostic test that may enable early and accurate detection of multiple diseases, including acute Lyme and celiac disease, from a single blood test. In addition, we are developing certain therapeutic product candidates under our collaboration agreement with Genentech by leveraging our platform to identify TCRs that can be engineered into personalized cellular immunotherapies. We expect to incur significant expenses to advance these development efforts, but they may not be successful.

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

A key element of our strategy is to leverage our immune medicine platform to discover, develop and potentially commercialize additional products and services beyond our current portfolio to diagnose and treat various disease states. In particular, for clonoSEQ we are attempting to generate sufficient clinical evidence to support the utility of MRD in additional lymphoid cancers beyond ALL, MM and CLL, while also demonstrating the clinical utility of blood as a ~~s~~ample type for all lymphoid cancers. If we are unable to generate compelling evidence supporting clonoSEQ use in other indications or sample types, our platform may face a broader obstacle to using our immunosequencing data for commercially viable products and services.

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

The TCR-Antigen Map we are developing may not yield clinically actionable insights on a timetable that is commercially viable, or at all. Our goal is to leverage the TCR-Antigen Map in connection with the development of T-Detect to enable early or accurate detection across a broad range of diseases. We have confirmed clinical signals for SARS-CoV-2, acute Lyme disease, and Crohn’s disease, but are still validating early detection testing for other disease states. If our computational modeling and machine learning efforts do not accelerate the pace at which we can validate association of TCR sequences to the antigens they bind, the timetable for our business model may not be commercially viable. Even if we can accelerate this timeline, our products and services derived from our novel technologies may have product or service level errors. If we are unable to make meaningful progress in our TCR-Antigen Map and successfully use it to develop and commercialize new diagnostic products or services, our business and results of operations will suffer.

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

We are developing a pipeline of immune-driven diagnostics and therapeutics, including T-Detect (formerly immunoSEQ Dx) and cellular therapies in oncology, but significant additional research and development activities and clinical trials or validations could be required before we and our collaborators will have a chance to achieve additional commercially viable products. Our research and development efforts remain subject to all of the risks associated with the development of new products and services based on immune-driven diagnostics and immune-mediated therapies. Development of the underlying technology may be affected by unanticipated technical or other problems, among other research and development issues, and the possible insufficiency of funds needed to complete development of these products and services. Safety, regulatory and efficacy issues, clinical hurdles or other challenges may result in delays and cause us to incur additional expenses that would increase our losses. If we and our collaborators cannot complete, or if we experience significant delays in developing, our clinical diagnostics or cellular therapies, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

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

We are creating new products and services, many of which are initially based on largely untested technologies. As all of our products and services progress, we or others may determine that we made product or service level scientific or technological mistakes or omissions. The testing processes utilize a number of complex and sophisticated biochemical, informatics, optical and mechanical processes, many of which are highly sensitive to external factors and variation between testing runs. Refinements to our processes may initially result in unanticipated issues that reduce the efficiency or increase variability. In particular, sequencing, which is a key component of these processes, could be inefficient with higher than expected variability thereby increasing total sequencing costs and reducing the number of samples we can process in a given time period, which may negatively impact customer turnaround time. Therefore, inefficient or variable processes can cause variability in our operating results and damage our reputation.

In addition, our laboratory operations could result in any number of errors or defects. Our quality assurance system or product development processes may fail to prevent us from inadvertent problems with samples, sample quality, lab processes including sequencing, software, data upload or analysis, raw materials, reagent manufacturing, assay quality or design, or other components or processes. In addition, our assays may have quality or design errors, and we may have inadequate procedures or instrumentation to process samples, assemble our proprietary primer mixes and commercial materials, upload and analyze data, or otherwise conduct our laboratory operations. If we provide products or services with undiscovered errors to our customers, our clinical diagnostics may falsely indicate a patient has a disease or fail to detect disease in a patient who requires treatment. We believe our customers are likely to be particularly sensitive to product and service defects, errors and delays, including if our products and services fail to indicate the presence of residual disease with high accuracy from clinical specimens or if we fail to list or inaccurately indicate the presence or absence of disease in our test report. In drug discovery, such errors may interfere with our collaborators’ clinical studies or result in adverse safety or efficacy profiles for their products in development. This may harm our customers’ businesses and may cause us to incur significant costs, divert the attention of key personnel, encourage regulatory enforcement action against us, create a significant customer relations problem for us and cause our reputation to suffer. We may also be subject to warranty and liability claims for damages related to errors or defects in our products or services. Any of these developments could harm our business and operating results.

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
•

the agreement by third-party payors to reimburse our diagnostics, the scope and extent of which will affect patients’ willingness or ability to pay for our diagnostics, even in markets that we expect to be primarily self-pay, and will likely heavily influence physicians’ decisions to recommend our tests;

•	the rate of adoption of our immune medicine platform and related products and services by academic institutions, clinicians, key opinion leaders, advocacy groups and biopharmaceutical companies; and
•	the impact of our investments in product innovation and commercial growth.

Additionally, our customers and collaborators may decide to decrease or discontinue their use of our products and services due to changes in their research and development plans, failures in their clinical trials, financial constraints, the regulatory environment, negative publicity about our products and services, competing products or the reimbursement landscape, all of which are circumstances outside of our control. We may not be successful in addressing these or other factors that might affect the market acceptance of our products, services and technologies. Failure to achieve widespread market acceptance of our immune medicine platform and related products and services would materially harm our business, financial condition and results of operations.

We rely on a limited number of suppliers or, in many cases, single suppliers, for laboratory equipment and materials and may not be able to find replacements or immediately transition to alternative suppliers.

We rely on a limited number of suppliers, or in many cases single suppliers, to provide certain sequencers and equipment that we use in our laboratory operations, as well as reagents and other laboratory materials for our products and services. An interruption in our laboratory operations, kit distribution or technology transfer could occur if we encounter delays, quality issues or other difficulties in securing these sequencers, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In addition, we would likely be required to incur significant costs and devote significant efforts to find new suppliers, acquire and qualify new equipment, validate new reagents and revalidate aspects of our existing assays, which may cause delays in our processing of samples or development and commercialization of products and services. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. Internal changes in processes or compositions of our reagents or other materials may also require validation efforts by us and supply of new materials from our suppliers which could impact timing of production and levels of inventory while such changes are being implemented. Further, as a result of the COVID-19 pandemic, the overall demand for supplies and equipment used in vaccine development and distribution or other public health or disease prevention initiatives, such as Hamilton tips and freezers, may continue to increase lead times for purchased supplies and equipment, thus potentially lowering our production capacity. Combined with lowered production capacity, any significantly increased demand for new products or services such as T-Detect may affect our ability to fulfill orders, resulting in a material adverse effect on volume or revenue.

In particular, we have purchased and rely on the Illumina NextSeq System. Illumina supplies us with reagents that have been designed for use solely with this sequencer and Illumina is the sole provider of maintenance and repair services for the Illumina NextSeq System. We also license our laboratory information management software from Illumina and receive services from Illumina related to that software. We believe there are only a few other equipment manufacturers that are currently capable of supplying the equipment necessary for our laboratory operations, including sequencers and various associated reagents. The use of sequencers manufactured by a company other than Illumina would require us to alter our laboratory operations. Transitioning to and qualifying a new sequencer would be time-consuming and expensive, may result in interruptions in our laboratory operations, could affect the performance specifications of our laboratory operations or could require that we revalidate the reagents of our immunoSEQ kits, immunoSEQ services, T-Detect or clonoSEQ diagnostic testing services, and could require us to obtain additional clearance, authorization, approval, accreditation, or licensure for the changes. We may not be able to secure and implement alternative sequencers, associated reagents and other materials without experiencing interruptions in our workflow. In the case of an alternative supplier to Illumina, any replacement sequencers and various associated reagents may not be available or may not meet our quality control and performance requirements for our laboratory operations. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment and reagents we require for our products and services, our business, financial condition, results of operations and reputation could be adversely affected. In addition, Illumina is not obligated to meet all of our requirements for reagent supply. In the event Illumina ceases or slows its production of, or is otherwise unwilling or unable to continue to supply the sequencer reagents necessary for and currently used in our business at or near current pricing, we may be required to purchase different reagents from Illumina or to purchase from a different reagent vendor under terms and conditions which could be less favorable to us. Any disruption in Illumina’s operations or the suppliers of our reagents, materials or other equipment could impact our supply chain and laboratory operations of our immune medicine platform and our ability to conduct our business and generate revenue.

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

Our research and diagnostic sales and marketing efforts are targeted at a large and diverse market with highly specialized segments, including department heads, laboratory directors, principal investigators, core facility directors, clinicians, payors and research scientists and pathologists at leading academic institutions, biopharmaceutical companies, research institutions and contract research organizations. As a result, we believe it is necessary for our sales representatives to have relevant, specialized market experience. Our internal sales organization is currently small, and competition for experienced sales and marketing personnel is intense. We may not be able to attract and retain personnel or be able to build or adequately train an efficient and effective sales organization, which could negatively impact sales and market acceptance of our clinical diagnostics and limit our revenue growth and potential profitability. We have engaged distributors for our improved immunoSEQ RUO kit in Japan and the United States. We may not be able to engage a distribution partner in other countries on favorable terms, or at all.

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

We will need to develop and expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our products and services. We may encounter difficulties in managing this and in meeting fluctuations in this demand.

We will need to expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our products and services. If we are unable to support fluctuations in the demand for our products and services, including ensuring that we have adequate capacity to meet increased demand as well as other customer requirements (such as turnaround time and service level), our business could suffer. As of December 31, 2020, we had 622 full-time employees and we expect to increase the number of employees, including potential contingent employees as needed to address demand fluctuations, and the scope of our operations as we continue to develop our clinical diagnostic products and services. As we and our collaborators commercialize additional products and services, we will need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher service costs, declining service quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and services and could damage our reputation and the prospects for our business.

To manage our anticipated expansion, we must continue to implement and improve our managerial, operational and financial systems, continue to expand our facilities (including our corporate headquarters in Seattle, Washington and cellular lab in South San Francisco, California) and continue to recruit and train additional qualified personnel. Also, our management and operations teams may need to divert a disproportionate amount of their attention away from their day-to-day activities and devote a substantial amount of time to managing these development and improvement activities. Due to our limited resources and early stage of growth, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, operational mistakes, slower development of our products and services, missed or delayed milestone achievement, significant cost overruns, loss of business opportunities, loss of employees, inability to execute on hiring plans and reduced productivity among remaining employees.

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

Our business could be adversely affected by the effects of health epidemics, including the recent COVID‑19 pandemic, in regions where we or third parties on which we rely have significant laboratory operations, manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in Seattle and at our offices in South San Francisco, each subject to COVID-19 related government restrictions, as well as the business or operations of our manufacturers, contract research organizations or other third parties with whom we conduct business.

Our business could be adversely affected by global pandemics or health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and such pandemics or epidemics could cause significant disruption in the operations of third-party manufacturers, suppliers, general contractors and sub-contractors related to capital projects and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries, and the World Health Organization has declared the outbreak a “pandemic.” In response to the pandemic, the U.S. government has imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Most of our facilities and employees are based in Seattle, Washington at our corporate headquarters, where the state government has imposed “stay at home” restrictions designed to slow the spread of COVID-19, which have disrupted our normal operations. Similarly, San Mateo County, California had a “shelter-in-place” order with restrictions that have disrupted our normal operations in our South San Francisco office.

With respect to our laboratory operations, we intend to rely on the measures implemented in the first half of 2020 to reduce the risk of exposure of COVID-19 to the employees who continue to work on site as part of government-defined essential services, including the implementation of work-from-home policies for certain employees, as well as the implementation of teams and zones to physically distance employees who remain on site. These policies may be modified as employees become vaccinated, causing additional operational disruption. We work with a variety of materials and samples from COVID-19 patients that could be hazardous to human health. We intend to continue to adhere to the safety measures implemented to reduce the risk of exposure to our on-site staff. In the event of COVID-19 exposure to our employees, it is possible that all or a portion of our operations could be materially disrupted.

The effects of the stay at home orders or similar government orders and our work-from-home and teams and zones measures may negatively impact productivity, disrupt our business and delay our clinical programs and corporate expansion initiatives, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations regarding our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, stay at home orders and similar government orders, or the perception that such orders, shutdowns or other restrictions on business operations could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing or supplier facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, public health measures undertaken to combat the COVID-19 pandemic or vaccine development and distribution efforts may increase demand for equipment, such as freezers, or supplies, such as Hamilton tips, which we use in the ordinary course of our business. This increased demand has resulted in longer lead times for equipment purchases and may result in internal conservation of supplies, which may slow production.

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

The extent to which the COVID-19 pandemic may impact our business with respect to research and development and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, vaccine distribution, variants of the virus, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As the COVID-19 pandemic continues to spread around the globe, we will likely experience disruptions that could severely impact our business with respect to research and development and clinical trials, including:

•	delays or difficulties in enrolling patients or maintaining scheduled study visits in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials related to our non-COVID-19 related products and services, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

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

We are attempting to leverage our immune medicine platform to discover and develop potential antibody therapies and diagnostics for COVID-19. In December 2020, we launched an early access program for T-Detect COVID to confirm past SARS-CoV-2 infection, and we also developed a therapeutic antibody discovery process called TruAB from which neutralizing antibodies to SARS-CoV-2 have been produced. Our efforts in this area are early and continue to evolve and mature continuously as we augment our databases and pool of knowledge.

While we believe quantifying virus-specific T cells may provide important research and diagnostic advantages because T cells appear earlier than antibodies and persist longer, the data upon which such belief is based is limited and our analyses are preliminary. As we continue to collect and analyze additional data, we may find that our initial hypotheses are not applicable to new variants of the SARS-CoV-2 virus or are not supported by a larger data set or further analysis. If our beliefs regarding the effectiveness of T-Detect COVID are incorrect, that could have a material adverse effect on the market for T-Detect COVID, our revenue, reputation, financial condition, and our stock price would be adversely impacted. Failure to obtain an EUA for a COVID-19 LDT can impair immunity under the PREP Act and could also make payor reimbursement for COVID-19 LDTs under the Family First Coronavirus Act unavailable.

Our efforts to further develop and commercialize T-Detect COVID and neutralizing antibodies for COVID-19 involve a high degree of risk, and our efforts may fail for many reasons, including:

•	failure of our products to be effective against new variants of COVID-19;
•	lack of new patients infected by COVID-19 that require neutralizing antibody treatment due to increased availability of vaccines;
•	failure of T-Detect COVID or TruAB to perform as expected, including defects and errors;
•	failure to obtain a suitable partner for neutralizing antibody therapeutics;
•	lack of validation data, particularly as new variants of COVID-19 arise;
•	failure to demonstrate the analytical accuracy or clinical utility of existing antibody therapies and diagnostic tests;
•	failure to obtain the necessary regulatory approvals or clearances; or
•	commercial disruption caused by the development of competing products or services.

Additionally, there can be no assurances as to the commercial success of either T-Detect COVID or other neutralizing antibody or diagnostic tests. Our investments in the discovery and development of products and services related to COVID-19 may not be accretive to our future financial results and if we determine that any product or service is unlikely to succeed, we may abandon them without any return on our investment.

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

Our financial condition and operating results have varied in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Annual Report on Form 10-K:

•	the timing of upfront payments from our collaborators;
•	our ability and that of our collaborators to develop and successfully commercialize our products and services;
•	our ability to achieve collaboration-based milestones on currently contemplated timelines, or at all;
•	availability and extent of reimbursement by governmental and private payors for our products and services;
•	the ability of our clinical sales teams to convert physicians from using incumbent products in the market to clonoSEQ and new diagnostic products and services we may develop;
•	our ability to drive repeat usage of the clonoSEQ diagnostic test by physicians and get reimbursed for that repeat usage by commercial and government payors for monitoring of MRD;
•	the outcomes of research initiatives, clinical trials or other product development or approval processes conducted by us or our collaborators;
•	the level of demand for our products and services, which may vary significantly or be unknown for our newest products and services, such as T-Detect or immunoSEQ T-MAP COVID;
•	our relationships, and any associated exclusivity terms, with collaborators;
•	our ability to manage our growth;
•	our contractual or other obligations to provide resources to fund our products and services and to provide resources to our collaborations;
•	delays or failures in advancement of future products in clinical trials by us or our collaborators;
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

Our estimates of the annual addressable markets for our current products and services and those under development are based on a number of internal and third-party estimates, including, without limitation, the number of patients who have developed one or more of a broad range of cancers, the number of individuals who are at a higher risk for developing one or more of a broad range of cancers, the number of individuals who have developed or are at a higher risk of developing certain autoimmune disorders, the number of individuals with certain infectious diseases we or our collaborators are able to treat through our products and services, the proportion of patients in each market whose needs can be addressed by our or our collaborators’ products and services, the number of potential tests utilized per treatment course per patient and the assumed prices at which we can sell our current and future products and services for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual addressable market for our current or future products and services may prove to be incorrect. If the actual number of patients who would benefit from our products or services, the price at which we can sell future products and services or the annual addressable market for our products or services is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully commercialize our products and services.

The biotechnology and pharmaceutical industries, including the fields of life sciences research, clinical diagnostics and drug discovery are intense and highly competitive. These fields are characterized by rapidly advancing technologies and a strong emphasis on intellectual property. Given the breadth and promise of immune medicine, we face substantial competition from many different sources, including life sciences tools, diagnostics, pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions across various components of our platform and product and service offerings. Due to the significant interest and growth in immune medicine more broadly, we expect the intensity of the competition to increase.

For instance, in life sciences research, immunoSEQ faces competition from a number of companies, including Thermo Fisher Scientific Inc. and 10X Genomics, Inc., among others. In clinical diagnostics, our clonoSEQ MRD test faces competition from both conventional and next-generation flow cytometry performed either in-house by our target customers or by reference labs, as well as from labs and institutions advancing research-use-only MRD technologies for clinical applications. In drug discovery, clinical trials of immune medicines are being undertaken by a number of industry and academic players.

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

Our research and development initiatives and laboratory operations depend on our ability to attract and retain highly skilled scientists, technicians and software engineers. We may not be able to attract or retain qualified scientists, technicians or software engineers in the future due to the competition for qualified personnel among life sciences and technology businesses, particularly near our headquarters located in Seattle, Washington and our laboratory facilities located in South San Francisco, California. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting or retaining qualified salespeople. Recruiting, training and retention difficulties can limit our ability to support our research and development and commercialization efforts. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.

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

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts (such as ransomware) and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of these systems or those used by our collaborators or subcontractors could prevent us from conducting our comprehensive immunosequencing analysis, clinical diagnostics and drug discovery, preparing and providing reports to researchers, clinicians and our collaborators, billing payors, handling physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation, and we may be unable to regain or repair our reputation in the future.

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

Seeking foreign regulatory clearance, authorization or approval could result in difficulties and costs for us and our collaborators and require additional preclinical studies, clinical trials or clinical investigations which could be costly and time-consuming. Regulatory requirements and ethical approval obligations can vary widely from country to country and could delay or prevent the introduction of our products and services in those countries. The foreign regulatory clearance, authorization or approval process involves all of the risks and uncertainties associated with FDA clearance, authorization or approval. We currently sell our RUO kits outside of the United States and have completed a technology transfer process for research use to sites in France, Germany, Italy, the United Kingdom, Spain, and Australia, but have no experience in obtaining regulatory clearance, authorization or approval in international markets. If we or our collaborators fail to comply with regulatory requirements in international markets or to obtain and maintain required regulatory clearances, authorizations or approvals in international markets, or if those approvals are delayed, our target market will be reduced and our ability to realize the full market potential of our products and services will be unrealized.

If our laboratory facilities become damaged or inoperable or we are required to vacate our existing facilities, our ability to conduct our laboratory processes and analysis and pursue our research and development efforts may be jeopardized.

We operate laboratory facilities located in Seattle, Washington and South San Francisco, California, and are currently expanding our corporate headquarters in Seattle, Washington to enable us to expand our laboratory capacity and research and development footprint. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure or terrorism, which may render it difficult or impossible for us to operate our immune medicine platform for some period of time. The inability to perform our laboratory processes or to reduce the backlog of sequences that could develop if our facilities are inoperable, for even a short period of time, or to replace or repair inventory such as reagents or customer samples may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future.

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
•

our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our immunoSEQ research services and kits, and reimbursement for our clonoSEQ diagnostic test, our T-Detect early detection test and cellular therapies developed under the Genentech Agreement;

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

We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, losses incurred will carry forward until such losses expire (for losses generated prior to January 1, 2018) or are used to offset future taxable income, if any. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change in its equity ownership by certain shareholders over a three-year period, the corporation’s ability to use its pre-ownership change NOL carryforwards and other pre-ownership change tax attributes, such as research tax credits, to offset its post-ownership change income or taxes may be limited. Under the TCJA, which significantly reformed U.S. tax law, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of annual taxable income. It is uncertain if and to what extent various states will conform to the TCJA. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through December 31, 2018 and an analysis is ongoing for ownership changes through December 31, 2020. Based on these analyses, we do not expect to have any permanent limitations on the utilization of our federal NOLs. We may experience ownership changes in the future as a result of shifts in our stock ownership, which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

Our results of operations could be adversely affected by general conditions in the global economy and financial markets. A severe or prolonged economic downturn, as result of a global pandemic or otherwise, could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our collaborators, possibly resulting in supply disruption, or cause delays in their payments to us. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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
•

the development, testing, use, distribution, promotion and advertising of research services, kits, clinical diagnostics and cellular therapies, including certain LDTs, which are regulated by the FDA under the FDCA and the FTC;

•	test ordering, documentation of tests ordered, billing practices and claims payment under CMS and the HHS OIG enforcing those laws and regulations;
•	cellular therapies, medical device and in vitro diagnostic clearance, marketing authorization or approval;

•	laboratory anti-mark-up laws;
•	the handling and disposal of medical and hazardous waste;
•	fraud and abuse laws such as the False Claims Act, the AKS, EKRA, and the Stark Law;
•	Occupational Safety and Health Administration rules and regulations;
•	HIPAA and other federal and state medical data privacy and security laws;
•	the Genetic Information Nondiscrimination Act (“GINA”) and similar state laws; and
•

coverage and restrictions on coverage and reimbursement for research services, kits, clinical diagnostics and cellular therapies and Medicare, Medicaid, other governmental payors and private insurers reimbursement levels.

In particular, the laws, regulations and policies governing the marketing of RUO products, LDTs and clinical diagnostic tests and services are extremely complex and are subject to interpretation by the courts and governmental agencies. Our failure to comply could lead to civil or criminal penalties, exclusion from participation in state and federal health care programs, or prohibitions or restrictions on our laboratories’ ability to provide or receive payment for our services. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position, or that a private party could file suit under the qui tam provisions of the federal False Claims Act or a similar state law. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations, and other private third-party payors.

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

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford the clinical diagnostic tests and cellular therapeutics that we and our collaborators currently or plan to develop and sell. In addition, because our clinical diagnostics and therapeutic products and services represent new approaches to the research, diagnosis, detection and treatment of diseases, we cannot accurately estimate how our products and services, and those jointly created with our collaborators, would be priced, whether reimbursement could be obtained or any potential revenue generated. Sales of our products and services will depend substantially, both domestically and internationally, on the extent to which the costs of our products and services are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize some of our products or services. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment in any of our products or services. If we adopt a self-pay strategy with respect to any products or services, we may experience similar difficulties in the establishment or maintenance of sufficiently high pricing. Changes in the reimbursement landscape may occur, which are outside of our control, and may impact the commercial viability of our products and services.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for newly cleared, authorized or approved devices and medicines and, as a result, they may not cover or provide adequate payment for our clinical diagnostics or the cellular therapies to be sold by us or our collaborators. For example, the U.S. government recently introduced the Lower Drug Costs Now Act of 2019 to reduce the cost of drugs. This blueprint contains certain measures that HHS is already working to implement. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological program pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, which are, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Some of the provisions of the ACA have been subject to judicial and Congressional challenges. It is also unclear how regulatory provisions and sub-regulatory guidance, both of which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business. In addition, changes in the number of patients that can look to third-party payment to help afford our products and services may affect the demand for these products and services.

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

In addition to offering the cleared version of clonoSEQ as a test for MRD in certain blood cancers, we also currently offer an LDT version of this test. Further, we offer our T-Detect COVID test as an LDT. The FDA has a policy of enforcement discretion with respect to LDTs whereby the FDA does not actively enforce its medical device regulatory requirements for such tests. However, in October 2014, the FDA issued two draft guidance documents stating that the FDA intended to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. Although the FDA halted finalization of the guidance in November 2016 to allow for further public discussion on an appropriate oversight approach to LDTs and to give Congressional authorizing committees the opportunity to develop a legislative solution, it is unclear if Congress or the FDA will modify the current approach to the regulation of LDTs in a way that would subject our current or future services marketed as LDTs to the enforcement of FDA regulatory requirements. The FDA Commissioner and the Director of the Center for Devices and Radiological Health (“CDRH”) have expressed significant concerns regarding disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA. If the FDA were to determine that T-Detect COVID and NGS MRD tests offered as LDTs are not within the policy for LDTs for any reason, including new rules, policies or guidance, or due to changes in statute, our tests may become subject to extensive FDA requirements or our business may otherwise be adversely affected. If the FDA were to disagree with our LDT status or modify its approach to regulating LDTs, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition. If required, the regulatory marketing authorization process required to bring our current or future LDTs into compliance may involve, among other things, successfully completing additional clinical validations and submitting to and obtaining clearance from the FDA for a premarket clearance (510(k)) submission or authorization for a de novo or approval of a PMA. Furthermore, recently introduced legislation, if passed, such as the VALID Act, could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to develop new products, which could have a material effect on our business. In the event that the FDA requires marketing authorization of our LDTs in the future, the FDA may not ultimately grant any clearance, authorization or approval requested by us in a timely manner, or at all. In addition, if the FDA inspects our laboratory in relation to the marketing of our FDA-cleared clonoSEQ test, any enforcement action the FDA takes might not be limited to the FDA-cleared clonoSEQ test and could encompass our LDT testing service.

For each product and service we are developing that requires FDA premarket review, the FDA may not grant clearance, authorization or premarket approval and failure to obtain necessary approvals for our future products and services would adversely affect our ability to grow our business.

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

Modifications to our products with FDA clearance may require new FDA clearances, authorizations or approvals, or may require us to cease marketing or recall the modified clinical diagnostic products or future clinical products until clearances are obtained.

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

Each payor makes its own decision regarding coverage of our tests and the applicable payment rates, and payors may not provide adequate coverage or reimbursement for our current or future products. Although we may contract with certain payors, working with payors through contract or otherwise to assure reimbursement is time-consuming and costly and outcomes are uncertain. In addition, the determinations by a payor whether to cover our clinical diagnostic product and the amount it will reimburse for them are often made on an indication-by-indication basis. In cases where there is no coverage policy or we do not have a contracted rate for reimbursement as a participating provider, the patient is typically responsible for a greater share of the cost of the test, which may result in further delay of our revenue, increase our collection costs or decrease the likelihood of collection. Through our Adaptive Assist patient support program, we provide clonoSEQ diagnostic tests for reduced rates or without charge to eligible low-income patients that may result in payors requiring us to provide evidence of eligibility of such patients to pay reduced out-of-pocket amounts.

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

In January 2020, CMS revised the National Coverage Determination (“NCD”) for molecular diagnostic laboratory testing services utilizing a NGS methodology, which includes our clinical diagnostic products, for Medicare beneficiaries with advanced cancer. CMS revised the NCD to extend specific coverage for germline (inherited) testing. CMS stated that it is continuing to make other technical, clarifying and conforming changes in the NCD manual and they are also clarifying the existing policy related to diagnostic tests for Somatic (Acquired) Cancer. If CMS were to make material revisions to policy, this could potentially impact the scope of clonoSEQ coverage.

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

CMS uses the data reported by laboratories to calculate a payment rate for each CLFS test, other than those coded with miscellaneous codes and certain others, based on the volume-weighted median of the private payor rates. These rates apply for three years, except that payment rates for advanced diagnostic laboratory tests apply for one year. If we offer tests with specific codes, this apparatus would apply. Under these circumstances, Medicare’s payment rates would be determined by the rates we and other laboratories, if any, with tests that share the specific codes we use, obtain from commercial payors. In that case, if we are unable to obtain and maintain adequate reimbursement rates from commercial payors, this may adversely affect our Medicare rates.

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

Under FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or one of our similar devices were to recur. If such a death, serious injury or malfunction were to occur, and we or our collaborators are unable to demonstrate that the adverse events were caused by factors other than our or our collaborator’s products and services, regulatory authorities could order us to cease further development of, or deny clearance, authorization or approval of, any of our or our collaborators’ products and services for any or all targeted indications. Even if we and our collaborators are able to demonstrate that any serious adverse events are not related to our products and services, such occurrences could affect patient recruitment or the ability of enrolled trial participants to complete the trial. Moreover, if we or our collaborators elect, or are required, to delay, suspend or terminate any clinical trial of any product in development, the commercial prospects of such product in development may be harmed and our ability to generate product revenues may be delayed or eliminated. Any of these occurrences may harm our and our collaborators’ ability to identify and develop future products and services, and may significantly harm our business, financial condition, result of operations and prospects.

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

•

The Criminal Health Care Fraud Statute, which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge or specific intent to violate the Criminal Health Care Fraud Statute.

•

The Stark Law, which is directed at “self-referral,” prohibits, with certain exceptions, referrals for certain DHS, including laboratory services, that are covered by Medicare and Medicaid by physicians who personally, or through a family member, have an investment or ownership interest in, or a compensation arrangement with, an entity performing the tests. The prohibition also extends to payment for any testing referred in violation of the Stark Law. Because the Stark Law is a strict liability statute, proof of specific intent to violate the law is not a required element of a violation. Any person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to Medicare or Medicaid in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed and possible exclusion from participation in federal governmental payor programs, and those claims are considered false claims for which the parties to the arrangement may be liable under the False Claims Act. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that are not limited to Medicare and Medicaid referrals. The Stark Law also places an annual cap, currently at $429 for 2021, on the amount of non-monetary compensation, which consists of meal spend and educational items, that a company can spend on a physician in the aggregate. This annual cap requires careful tracking and coordination and if it is exceeded, as long as the amount exceeded is less than 50% of the total annual cap and is recouped from the physician within 180 calendar days or before the end of the calendar year, it is not a violation. This “return” option may only be used once every three years with respect to the same referring physician. We occasionally enter into financial relationships, usually compensation relationships, such as a consulting arrangement, with physicians who refer patients for testing. If these arrangements do not meet the Stark Law’s requirements, any claims submitted to Medicare or Medicaid could violate the law and put both the physician referral source and us at risk.

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

The privacy and security of personal information stored, maintained, received or transmitted, including electronically, is a major issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, including, in our case, our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, these laws and regulations continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the data-collection activities of various government agencies and in the number of private privacy-related lawsuits filed against companies (including a new private right of action under the CCPA as described below). Concerns about our practices with regard to the collection, use, retention, disclosure or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business. Additionally, we receive personal information, including PHI from third parties, and if such third parties breach their representations to us regarding their compliance with applicable privacy and security laws, we could be exposed to proceedings or actions by government agencies or others.

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

Further, various states, such as California, New York and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personal information. These laws and regulations are not necessarily preempted by HIPAA, but they afford greater protection to individuals than HIPAA. Where state laws are more protective, we and our collaborators must comply with the stricter provisions where they apply. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our immune medicine platform and related products and services could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI, along with increased customer demand for enhanced data security infrastructure, could greatly increase the cost of providing our products and services, decrease demand for our products and services, reduce our revenue and subject us to additional liabilities.

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

The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are consistently under scrutiny. In July 2020, the CJEU invalidated the EU-US Privacy Shield, effective immediately, one of the methods for transfers of personal data into the US. The court found that under US surveillance laws, the US government has access to personal data that does not provide Europeans with privacy protections equivalent with the level of protection required under EU law. The Standard Contractual Clauses, which are currently being revised by the European Commission, are still valid but given the court's findings on US surveillance laws, a future case might deem transfers to the United States based on Standard Contractual Clauses invalid because they fail to meet that "essentially equivalent to that guaranteed within the EU" standard.

In addition to the GDPR, we continue to expand our business into several jurisdictions that have data privacy laws or begin to develop new data privacy laws. Organizations operating in Canada and covered by the Personal Information Protection and Electronic Documents Act (“PIPEDA”), or equivalent Canadian provincial laws, must obtain an individual’s consent when they collect, use or disclose that individual’s personal information. Individuals have the right to access and challenge the accuracy of their personal information held by an organization, and personal information may only be used for the purposes for which it was collected. If an organization intends to use personal information for another purpose, it must again obtain that individual’s consent.

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

No TCR-based cellular therapies have been approved in this new potential category of medicines and may never be approved as a result of efforts by others or us. TCR-based cellular therapy drug discovery has substantial clinical development and regulatory risks due to the novel and unprecedented nature of this new category of immune medicines.

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

•

our collaborators’ improvements in the manufacturing processes for this new class of potential immune medicines may not be sufficient to satisfy the clinical or commercial demand of our jointly developed TCR-based cellular therapies or regulatory requirements for clinical trials;

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

As of December 31, 2020, we own or have rights to 451 active patents and patent applications filed in the United States, Europe and elsewhere. Of these, there are 65 pending patent applications and 386 granted patents. Our pending patent applications may not result in issued patents in a timely fashion or at all. Even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is also possible that others will design around our current or future patented technologies.

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

Changes in either the patent laws or in interpretations of patent laws in the United States or other countries or regions may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, a third party that files a patent application before us could be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our products or services or invent any of the inventions claimed in our or our licensor’s patents or patent applications.

Third parties may also submit prior art to the USPTO during patent prosecution to attack the validity of a patent and it is also possible in the United States and other countries for third parties to challenge granted patents through Patent Office proceedings such as, in the United States, post-grant review, inter partes review and derivation proceedings. In the United States, a lower evidentiary standard is imposed in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim. As such, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents could have a material adverse effect on our business.

Recent U.S. Supreme Court rulings have also narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations, including with respect to naturally occurring biological molecules such as the immune cell receptors which are a focus of our immune medicine platform. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We have not yet registered certain of our trademarks in all of our potential markets, although we have registered Adaptive Biotechnologies, clonoSEQ, immunoSEQ, pairSEQ and TruTCR in the United States, the EU and a number of other countries and are seeking to register additional trademarks, including our new corporate logos, T-Detect and TruAB for our antibody development program. As we apply to register our unregistered trademarks in the United States and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In certain countries outside of the United States, trademark registration is required to enforce trademark rights. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

We are currently involved in appeals from Opposition Proceedings at the European Patent Office related to three of our patents: EP2364368, EP2387627, and EP3059337. We may, in the future, become involved with litigation or actions at the USPTO or foreign patent offices with various third parties. We expect that the number of such claims may increase as our industry expands, more patents are issued, the number of products or services increases and the level of competition in our industry increases. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of our business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses) or royalty payments.

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

Third parties may assert that we are employing their proprietary technology without authorization. Given that clinical diagnostics and drug discovery fields are intense and highly competitive areas, there may be third-party intellectual property rights that others believe could relate to our immune medicine platform, products and services. We have been approached on four occasions with an offer from a third-party patent owner or licensee to license rights to us under patents relating to immune medicine. We have been contacted by Invivoscribe, Inc. regarding U.S. Pat. No. 7,785,783 on March 24, 2012; by Keygene NV regarding U.S. Pat. No. 9,453,256 on October 10, 2016; by MorphoSys AG regarding EP Patent 2243030 and U.S. Pat. No. 9,404,929 on October 10, 2018; and by DName-iT NV regarding EP Patent 2201143 and U.S. Pat. No. 8,318,434 in December 2018. In each instance, we have declined to pursue licenses to the patents and the matters have not been pursued further. One or more of these or other third-party patent owners or licensees may pursue or threaten to pursue litigation against us to enforce one or more patents. It would be costly and time-consuming to defend such claims.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we were an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, our auditors were not required to formally attest to the effectiveness of our internal control over financial reporting. As of the end of our fiscal year ended December 31, 2020, we qualified as a “large accelerated filer” as defined in the Exchange Act and, as a result, ceased to qualify as an emerging growth company. Accordingly, commencing with our Annual Report on Form 10-K for the year ended December 31, 2020, we are required to have our auditors formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our current corporate headquarters is located in Seattle, Washington, where we lease approximately 65,500 square feet of laboratory and office space. This lease expires October 2032, subject to two options to extend the lease for five years. In 2019, we entered into an additional lease in Seattle, Washington to rent approximately 100,000 square feet, which we plan to occupy in 2021 when construction is complete. The lease expires in August 2033, subject to our option to twice extend the lease for five years. Additionally, we lease approximately 14,750 square feet in a separate Seattle, Washington location, pursuant to a lease expiring in October 2029, subject to our ability to exercise an early termination right in 2022.

We also lease approximately 33,300 square feet of laboratory and office space in South San Francisco, California, pursuant to an amended lease that expires March 2026, subject to our option to extend the lease for five years, and approximately 3,100 square feet of office space in New York City, New York, pursuant to a lease that expires November 2025, subject to our ability to exercise an early termination right in 2023.

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

Holders of record

As of February 19, 2021, there were approximately 117 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Item 6. Selected Financial Data

Not applicable. We early adopted the SEC’s final rule issued on January 11, 2021 related to amendments to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K.

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

This section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 may be found in Part II, Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are advancing the field of immune medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and aims to understand precisely how the immune system detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database, which is underpinned by computational biology and machine learning, and use them to develop and commercialize clinical products and services that we are tailoring to each individual patient. We have commercial products and services and a robust pipeline of clinical products and services that we are designing to diagnose, monitor and enable the treatment of diseases, such as cancer, autoimmune conditions and infectious diseases.

Our immune medicine platform is the foundation for our expanding suite of products and services. The cornerstone of our platform and core immunosequencing product, immunoSEQ, serves as our underlying research and development engine and generates revenue from biopharmaceutical and academic customers. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the FDA for the detection and monitoring of MRD in patients with MM, ALL and CLL and is also available as a CLIA-validated LDT for patients with other lymphoid cancers.

We are using the TCR-Antigen Map to develop research solutions and diagnostic products, such as immunoSEQ T-MAP and T-Detect, formerly known as immunoSEQ Dx. T-Detect COVID, for which we have applied for EUA, confirms past SARS-CoV-2 infection, the virus that causes COVID-19, and is also the first indication for the T-Detect product line. We are finalizing clinical validation of T-Detect for acute Lyme disease, have identified a clinical signal for Crohn’s disease and continue to pursue signals for other disease states, in parallel.

Our therapeutic product candidates, being developed under the Genentech Agreement, leverage our platform to identify specific receptors on immune cells to develop into cellular therapies in oncology. We also recently extended our platform to identify highly potent neutralizing antibodies against SARS-CoV-2 and we believe this differentiated approach may be leveraged across multiple disease states.

Since our inception, we have devoted a majority of our resources to research and development activities to develop our immune medicine platform.

For our life sciences research customers, we provide two categories of products and services using immunoSEQ. First, we provide immunosequencing services, the revenue from which we record as sequencing revenue. Second, we provide certain research customers professional support, for which we may receive nonrefundable upfront or recurring payments. We may receive additional payments upon those customers achieving specified milestones. Revenue related to these activities are recorded as development revenue.

For our clinical diagnostics customers, we sell our clonoSEQ diagnostic test and T-Detect COVID test, which include our immunosequencing services and are thus recorded as sequencing revenue. In the future, we intend to sell other diagnostics products and services, including other indications for T-Detect, which we also expect to record as sequencing revenue.

For our current drug discovery collaborator, Genentech, we screen, identify and characterize TCRs in support of our collaboration. We record revenue from this collaboration as development revenue.

Historically, we have sold immunoSEQ as a fee-for-service offering. These research offerings have comprised the majority of our revenue to date, although our business is pursuing broader opportunities. As we continue to expand the use of our clonoSEQ diagnostic tests, develop and commercialize T-Detect and develop and commercialize therapeutic product candidates with our drug discovery collaborator, we expect our mix of revenue to shift to clinical products and services, which we believe will become our largest sources of revenue.

We are actively pursuing opportunities to deepen our relationships with current customers and initiate relationships with new customers. We have an experienced, specialty salesforce that is targeting department heads, laboratory directors, principal investigators, core facility directors, clinicians, payors and research scientists and pathologists at leading academic institutions, biopharmaceutical companies, research institutions and contract research organizations. As MRD assessment becomes standard practice for patient management across a range of blood cancers, we believe it will be essential for clinicians and patients to have access to a highly accurate, sensitive and standardized MRD assessment tool. We are focused on establishing and maintaining collaborative relationships with payors, developing health economic evidence and building billing and patient access infrastructure to expand reimbursement coverage for our clinical diagnostics. We continue to seek expanded coverage of our clonoSEQ diagnostic test and have successfully expanded coverage through contractual agreements or positive medical policies with Medicare and several of the largest national private health insurers in the United States.

We generated revenue of $98.4 million and $85.1 million for the year ended December 31, 2020 and 2019, respectively. Our net losses were $146.2 million and $68.6 million for the year ended December 31, 2020 and 2019, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, sequencing and development revenue. As of December 31, 2020 and 2019, we had cash, cash equivalents and marketable securities of $806.8 million and $682.3 million, respectively.

Follow-On Offering

In July 2020, we completed an underwritten public offering of our common stock in which we issued and sold 7,200,000 shares of common stock at a public offering price of $40.00 per share. We received $271.8 million in net proceeds, after deducting underwriting discounts and net offering expenses paid by us.

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

For our clonoSEQ coverage under Medicare, we bill an episode of treatment when we deliver the first eligible test results. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue recognition commences at the time the initial billable test result is delivered and is based upon cumulative tests delivered to date. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and recognized as we deliver the remaining tests in a patient’s treatment cycle or when it becomes remote that a patient will receive additional testing and we have not delivered our estimate of total tests.

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

Development revenue. Development revenue primarily represents regulatory or development support services, other than sequencing revenue, that we provide to biopharmaceutical customers who seek access to our platform to support their therapeutic development activities. We enter into collaboration and similar agreements with these customers. When these agreements include sequencing activities, we separately classify those activities as sequencing revenue. These agreements may also include substantial non-refundable upfront payments, which we recognize as development revenue over time as we perform the respective services. Additionally, we generate development revenue from the achievement of regulatory milestones.

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

Due to the ongoing uncertainties related to the COVID-19 pandemic, we may continue to experience variability in revenue in the near term as our customers’ abilities to procure samples for their research initiatives change, as customer initiatives evolve and as clinical testing is impacted.

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

We expect cost of revenue to increase in absolute dollars as we grow our sequencing volume and make increased investments in laboratory automation and facilities, but the cost per sample to decrease over the long term due to the efficiencies we may gain as sequencing volume increases from improved utilization of our laboratory capacity, automation and other value engineering initiatives. If our sample volume throughput is reduced as a result of the COVID-19 pandemic or otherwise, cost of revenue as a percentage of total revenue may be adversely impacted due to fixed overhead costs.

Research and Development Expenses

Research and development expenses consist of laboratory materials costs, personnel-related expenses, equipment costs, allocated facility costs, information technology expenses and contract service expenses. Research and development activities support further development and refinement of existing assays and products, discovery of new technologies and investments in our immune medicine platform. We also include in research and development expenses the costs associated with software development of applications to support future commercial opportunities, as well as development activities to support laboratory scaling and workflow. We are currently conducting research and development activities for several products and services and we typically use our laboratory materials, personnel, facilities, information technology and other development resources across multiple development programs. Additionally, certain of these research and development activities benefit more than one of our product opportunities. We do not track research and development expenses by specific product candidates.

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

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Revenue
Sequencing revenue	$41,439	$43,519	$32,978
Development revenue	56,943	41,552	22,685
Total revenue	98,382	85,071	55,663
Operating expenses
Cost of revenue	22,530	22,274	19,668
Research and development	116,072	70,705	39,157
Sales and marketing	61,358	38,453	24,486
General and administrative	49,536	30,332	20,409
Amortization of intangible assets	1,703	1,698	1,699
Total operating expenses	251,199	163,462	105,419
Loss from operations	(152,817)	(78,391)	(49,756)
Interest and other income, net	6,590	9,785	3,309
Net loss	(146,227)	(68,606)	(46,447)
Fair value adjustment to Series E-1 convertible preferred stock options	—	(964)	102
Net loss attributable to common shareholders	$(146,227)	$(69,570)	$(46,345)
Net loss per share attributable to common shareholders, basic and diluted	$(1.11)	$(1.01)	$(3.67)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	131,216,468	69,165,315	12,629,778
Other Financial and Operating Data:
Adjusted EBITDA (1)	$(119,584)	$(57,476)	$(32,607)

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

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Revenue
Sequencing revenue	$41,439	$43,519	$(2,080)	(5)%	42%	51%
Development revenue	56,943	41,552	15,391	37	58	49
Total revenue	$98,382	$85,071	$13,311	16	100%	100%

Total revenue was $98.4 million for the year ended December 31, 2020, compared to $85.1 million for the year ended December 31, 2019, representing an increase of $13.3 million, or 16%.

Sequencing revenue decreased to $41.4 million for the year ended December 31, 2020, representing a decrease of $2.1 million, or 5%. The decrease in sequencing revenue was attributable to an $8.6 million decrease in revenue generated from biopharmaceutical and academic customers, inclusive of a $0.9 million decrease in revenue recognized from cancelled customer projects, which was partially offset by a $6.5 million increase in revenue generated from clinical customers. This increase was inclusive of a $0.6 million increase in revenue related to Medicare that was recognized from our deferred revenue because of our determination that additional testing for specific patients was remote.

Research sequencing volume decreased by 36% to 22,663 sequences delivered in the year ended December 31, 2020 from 35,491 sequences delivered in the year ended December 31, 2019. The reduction in research sequencing volume was driven partly by the expiration of a translational agreement with a biopharmaceutical customer in the fourth quarter of 2019 and trial enrollment delays and project deferrals from our biopharmaceutical and academic customers. The impact of the COVID-19 pandemic on the operating capacity of our biopharmaceutical and academic customers was a large contributing factor to trial enrollment delays. Clinical sequencing volume increased by 50% to 15,216 clinical tests delivered in the year ended December 31, 2020 from 10,168 clinical tests delivered in the year ended December 31, 2019.

Development revenue increased to $56.9 million for the year ended December 31, 2020, representing an increase of $15.4 million, or 37%. The increase was primarily attributable to a $17.7 million increase in revenue generated from the Genentech Agreement, partially offset by a $2.0 million decrease in revenue generated from translational agreements.

Cost of Revenue

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Cost of revenue	$22,530	$22,274	$256	1%	23%	26%

Cost of revenue was $22.5 million for the year ended December 31, 2020, compared to $22.3 million for the year ended December 31, 2019, representing an increase of approximately $0.3 million, or 1%. The increase was primarily attributable to a $5.8 million increase in labor and overhead costs, a $0.8 million increase in cost of materials resulting from product mix and a $0.6 million increase in biopharmaceutical partner support and other expenses, all of which were mostly offset by a $5.9 million decrease related to higher usage of our production laboratory to process research and development samples versus revenue samples, as well as a $1.1 million decrease in materials cost resulting from decreased revenue sample volume.

Research and Development

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Research and development	$116,072	$70,705	$45,367	64%	118%	83%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019	Change
Research and development materials and allocated production laboratory expenses	$50,561	$32,114	$18,447
Personnel expenses	44,969	27,570	17,399
Allocable facilities and information technology expenses	5,277	3,510	1,767
Software and cloud services expenses	3,521	2,443	1,078
Depreciation and other expenses	11,744	5,068	6,676
Total	$116,072	$70,705	$45,367

Research and development expenses were $116.1 million for the year ended December 31, 2020, compared to $70.7 million for the year ended December 31, 2019, representing an increase of $45.4 million, or 64%. The increase was primarily attributable to an $18.4 million increase in cost of materials and allocated production laboratory expenses, a $17.4 million increase in personnel costs and a $6.7 million increase in depreciation and other expenses. The increase in cost of materials and allocated production laboratory expenses was primarily related to supporting investments in our T-Detect and TCR-Antigen Map development and immune medicine platform, as well as our drug discovery efforts.

Sales and Marketing

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
Sales and marketing	$61,358	$38,453	$22,905	60%	62%	45%

Sales and marketing expenses were $61.4 million for the year ended December 31, 2020, compared to $38.5 million for the year ended December 31, 2019, representing an increase of $22.9 million, or approximately 60%. The increase was primarily attributable to $14.5 million in additional personnel costs and $8.7 million in additional marketing expenses. Our clonoSEQ marketing efforts were the largest driver of this $8.7 million increase, followed by increased shared corporate marketing services and, to a lesser extent, additional marketing expenses related to T-Detect and life sciences research. These increases were partially offset by a $1.9 million decrease in travel and customer event related expenses.

General and Administrative

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2020	2019	$	%	2020	2019
General and administrative	$49,536	$30,332	$19,204	63%	50%	36%

General and administrative expenses were $49.5 million for the year ended December 31, 2020, compared to $30.3 million for the year ended December 31, 2019, representing an increase of $19.2 million, or 63%. The increase was primarily attributable to a $10.9 million increase in personnel costs, a $4.6 million increase in legal, accounting and tax fees and a $2.3 million increase in insurance costs, both of which were largely due to the effect of operating as a public company for the full year ended December 31, 2020.

Interest and Other Income, Net

	Year Ended December 31,		Change
(in thousands, except percentages)	2020	2019	$	%
Interest and other income, net	$6,590	$9,785	$(3,195)	(33)%

Interest and other income, net was $6.6 million for the year ended December 31, 2020, compared to $9.8 million for the year ended December 31, 2019, representing a decrease of $3.2 million, or 33%. The decrease was primarily attributable to a $5.6 million decrease in net interest income and investment amortization resulting from reductions in interest rates and related yields, partially offset by the $2.3 million impact of revaluing a convertible preferred stock warrant liability in the year ended December 31, 2019.

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

The following is a reconciliation of our net loss to Adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(146,227)	$(68,606)	$(46,447)
Interest and other income, net	(6,590)	(9,785)	(3,309)
Depreciation and amortization expense	8,472	7,791	6,000
Share-based compensation expense (1)	24,761	13,124	11,149
Adjusted EBITDA	$(119,584)	$(57,476)	$(32,607)

(1) Represents share-based compensation expense related to option and restricted stock unit awards. See Note 13 to our financial statements included elsewhere in this Annual Report on Form 10-K for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations from inception through December 31, 2018, and again in the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $511.6 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, sequencing and development revenue. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $806.8 million.

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

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our commercial and marketing activities associated with our clinical products and services, continued research and development initiatives for our pipeline candidates and drug discovery initiatives and ongoing investments in our immune medicine platform. We also expect to make increased capital expenditures in the near term related to the expansion of our office and laboratory space and expect to increase investment in laboratory equipment and operations to support our anticipated growth. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government debt securities and corporate bonds.

Our contractual obligations as of December 31, 2020 include operating lease obligations of $149.6 million, reflecting the minimum commitments for our office and laboratory spaces in Seattle, Washington and South San Francisco, California, a commitment to an office lease in New York City, New York and a commitment for server space in Seattle, Washington. See Note 10 to our financial statements included elsewhere in this Annual Report on Form 10-K for more information, including the timing of cash payments related to these lease obligations. Additionally, we have purchase commitments for cloud data storage through our collaboration with Microsoft, software and service license commitments, which are generally fulfilled within one to three years, royalty commitments and minimum commitments for laboratory material suppliers, which are generally fulfilled within one year. Furthermore, in connection with one of our lease agreements, we have an existing letter of credit of $2.1 million with one of our existing financial institutions.

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

Cash Flows

The following table summarizes our uses and sources of cash for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(149,683)	$205,404
Net cash used in investing activities	(117,044)	(481,697)
Net cash provided by financing activities	293,587	319,916

Operating Activities

Cash used in operating activities during the year ended December 31, 2020 was $149.7 million, which was primarily attributable to a net loss of $146.2 million and a net change in our operating assets and liabilities of $40.8 million, which were partially offset by non-cash share-based compensation of $24.8 million, non-cash depreciation and amortization of $9.2 million and noncash lease expense of $3.3 million. The net change in our operating assets and liabilities was primarily due to a $43.4 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, a $5.0 million increase in inventory, a $1.4 million increase in prepaid expenses and other current assets and a $0.9 million decrease in operating lease liabilities. These changes were partially offset by an increase in accounts payable and accrued liabilities of $7.5 million and a reduction in accounts receivable, net of $2.6 million.

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

Investing Activities

Cash used in investing activities during the year ended December 31, 2020 was $117.0 million, which was primarily attributable to purchases of marketable securities of $695.0 million and purchases of property and equipment of $18.8 million, partially offset by proceeds from sales and maturities of marketable securities of $596.7 million.

Cash used in investing activities during the year ended December 31, 2019 was $481.7 million, which was primarily attributable to purchases of marketable securities of $884.2 million and purchases of property and equipment of $11.2 million, partially offset by proceeds from maturities of marketable securities of $413.7 million.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2020 was $293.6 million, which was primarily attributable to $271.8 million in proceeds, after deducting underwriting discounts and net offering expenses paid by us, received from our underwritten public offering completed in July 2020, as well as $21.7 million in proceeds from the exercise of stock options.

Cash provided by financing activities during the year ended December 31, 2019 was $319.9 million, which was primarily attributable to proceeds from our initial public offering, net of underwriting discounts and commissions, of $320.9 million and proceeds from the exercise of stock options of $4.1 million, partially offset by payment of deferred initial public offering costs of $5.0 million.

Net Operating Loss Carryforwards

Utilization of our NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through December 31, 2018 and an analysis is ongoing for ownership changes through December 31, 2020. Based on these analyses, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the TCJA, federal net operating losses incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOL is subject to an annual limitation. Net operating losses generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2020. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2020. In March 2020, under the newly enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of the loss. Additionally, the CARES Act temporarily removes the 80% limitation, reinstating it for tax years beginning after 2020. However, none of these provisions have an impact on our tax provision.

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

To select the measure of progress, we consider the expectations of the performance period which may be based on customer-dependent estimates of samples or internal estimates of the performance period based on both the customer and our expected development timeframes. For our collaboration with Genentech, we estimate the extent of progress using a proportional performance model that uses an input method based on costs incurred relative to the total estimated costs of research and development efforts to pursue both the Shared Product and Personalized Product pathways. These estimates are based on our internal estimates and development timeframes, which are subject to revision based on the potential outcomes for both product pathways, decisions made by Genentech, regulatory feedback or other factors not currently known. We regularly review our expectations of the extent of progress, including whether any variable consideration is no longer constrained, and, if any changes in estimates are made, we recognize revenue using the cumulative catch-up method.

Share-Based Compensation

We measure share-based compensation expense for stock options granted to our employees and non-employee directors on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award.

We estimate the fair value of stock options granted to our employees and non-employee directors on the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The assumptions used to calculate the grant date fair value of our stock options were:

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

Black-Scholes assumptions

The estimated grant date fair value of options granted during the periods presented was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Fair value of common stock	$17.68 - $55.23	$7.80 - $47.81	$6.55
Expected term (in years)	5.27 - 6.08	5.27 - 6.08	6.08 - 10.00
Risk-free interest rate	0.4% - 1.7%	1.4% - 2.5%	2.6% - 3.0%
Expected volatility	70.5% - 73.3%	64.3% - 72.9%	65.0% - 69.2%
Expected dividend yield	—	—	—

We account for forfeitures as they occur, rather than estimate expected forfeitures over the vesting period of the respective grant.

We use judgment in evaluating the assumptions related to our share-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future share-based compensation expense. As of December 31, 2020, unrecognized share-based compensation expense related to unvested stock options was $74.9 million, which was expected to be recognized over a remaining weighted-average period of 3.0 years.

Common Stock Valuations

For periods prior to the closing of our initial public offering, the estimated fair value of the common stock issuable upon exercise of our stock options was determined by our board of directors, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant, which intended all options granted to be exercisable at a price per share not less than the fair market value per share of our common stock issuable upon exercise of those options on the date of grant. We believe our board of directors had the relevant experience and expertise to determine the fair value of our common stock. Prior to our initial public offering, given the absence of a public trading market for our common stock, the valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we used in the valuation model were based on future expectations combined with management’s judgment. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

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

Recent Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of December 31, 2020 and 2019, we had cash and cash equivalents of $123.4 million and $96.6 million, respectively, held primarily in cash deposits and money market funds. As of December 31, 2020, we had short-term and long-term marketable securities of $683.4 million, held in U.S. government debt securities and corporate bonds. As of December 31, 2019, we had short-term and long-term marketable securities of $585.7 million, held in U.S. government debt securities, commercial paper and corporate bonds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. As of December 31, 2020, a hypothetical 100 basis point increase in interest rates would have resulted in a $4.3 million decline of the fair value of our available-for-sale securities, as compared to an approximate $3.0 million decline as of December 31, 2019. The additional decline of fair value in this hypothetical scenario is primarily due a larger investment balance as of December 31, 2020 compared to that as of December 31, 2019. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 8. Financial Statements and Supplementary Data

Adaptive Biotechnologies Corporation

Index to Financial Statements

As of December 31, 2020 and 2019 and

For the Years Ended December 31, 2020, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Adaptive Biotechnologies Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adaptive Biotechnologies Corporation (the Company) as of December 31, 2020 and 2019, the related statements of operations, comprehensive loss, convertible preferred stock and shareholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Total Expected Costs of Genentech Agreement
Description of the Matter

As more fully described in Note 3 of the financial statements, Genentech Agreement revenue is estimated to be recognized over a period of seven to eight years from the effective date. The non-refundable upfront consideration of $300.0 million is recognized using a proportional performance model through an input method based on costs incurred relative to the total estimated costs of research and development efforts. For the twelve months ended December 31, 2020, total revenue recorded totaled $52.8 million and related deferred revenue totaled $212.1 million.

Auditing management’s estimate related to determining the total expected research and development costs at completion is complex and requires judgment as a result of the uncertainties of the ultimate progression of the customized product paths, timing and path of development and commercialization decisions, which are controlled by Genentech.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to estimate the total costs of research and development efforts for the collaboration based on evaluating the progress of the collaboration and the likely path of future development based on significant decisions made by Genentech communicated through the joint committees.

To test the estimate of total expected research and development costs, we performed audit procedures that included, among others, observing the quarterly meetings with accounting and the Company collaboration managers discussing the status of the collaboration and the future development for the customized product paths, investigating any changes to the development path. We reviewed supporting documentation to corroborate progress and status of the overall timeline, including meeting minutes from the joint committees.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015

Seattle, Washington

February 24, 2021

Adaptive Biotechnologies Corporation

Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$123,436	$96,576
Short-term marketable securities (amortized cost of $564,036 and $479,791, respectively)	564,833	480,290
Accounts receivable, net	10,047	12,676
Inventory	14,063	9,069
Prepaid expenses and other current assets	14,535	14,079
Total current assets	726,914	612,690
Long-term assets
Property and equipment, net	39,692	60,355
Operating lease right-of-use assets	99,350	—
Long-term marketable securities (amortized cost of $118,429 and $105,263, respectively)	118,525	105,435
Restricted cash	2,138	2,138
Intangible assets, net	10,225	11,928
Goodwill	118,972	118,972
Other assets	598	784
Total assets	$1,116,414	$912,302
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$3,237	$4,453
Accrued liabilities	13,162	4,371
Accrued compensation and benefits	11,950	8,124
Current portion of deferred rent	—	371
Current portion of operating lease liabilities	3,529	—
Current portion of deferred revenue	73,319	60,994
Total current liabilities	105,197	78,313
Long-term liabilities
Deferred rent liability, less current portion	—	6,918
Operating lease liabilities, less current portion	104,333	—
Financing obligation	—	36,607
Deferred revenue, less current portion	163,618	219,332
Other long-term liabilities	—	93
Total liabilities	373,148	341,263
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at December 31, 2020 and 2019; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at December 31, 2020 and 2019; 137,646,896 and 125,238,142 shares issued and outstanding at December 31, 2020 and 2019, respectively	14	12
Additional paid-in capital	1,253,971	935,834
Accumulated other comprehensive gain	893	671
Accumulated deficit	(511,612)	(365,478)
Total shareholders’ equity	743,266	571,039
Total liabilities and shareholders’ equity	$1,116,414	$912,302

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue
Sequencing revenue	$41,439	$43,519	$32,978
Development revenue	56,943	41,552	22,685
Total revenue	98,382	85,071	55,663
Operating expenses
Cost of revenue	22,530	22,274	19,668
Research and development	116,072	70,705	39,157
Sales and marketing	61,358	38,453	24,486
General and administrative	49,536	30,332	20,409
Amortization of intangible assets	1,703	1,698	1,699
Total operating expenses	251,199	163,462	105,419
Loss from operations	(152,817)	(78,391)	(49,756)
Interest and other income, net	6,590	9,785	3,309
Net loss	(146,227)	(68,606)	(46,447)
Fair value adjustment to Series E-1 convertible preferred stock options	—	(964)	102
Net loss attributable to common shareholders	$(146,227)	$(69,570)	$(46,345)
Net loss per share attributable to common shareholders, basic and diluted	$(1.11)	$(1.01)	$(3.67)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	131,216,468	69,165,315	12,629,778

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(146,227)	$(68,606)	$(46,447)
Change in unrealized gain (loss) on investments	222	778	59
Comprehensive loss	$(146,005)	$(67,828)	$(46,388)

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Statements of Convertible Preferred Stock and Shareholders’ (Deficit) Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2017	92,656,029	$561,333	12,208,731	$1	$24,972	$(166)	$(249,423)	$(224,616)
Adjustments to accumulated deficit for adoption of guidance on accounting for share-based payment transactions	—	—	—	—	140	—	(140)	—
Issuance of common stock for cash upon exercise of stock options	—	—	632,805	—	1,168	—	—	1,168
Issuance of Series E-1 convertible preferred stock for cash upon exercise of Series E-1 convertible preferred stock options at fair value	134,065	100	—	—	—	—	—	—
Vested Series E-1 convertible preferred stock option forfeitures	—	(767)	—	—	476	—	291	767
Series E-1 convertible preferred stock option share-based compensation	—	—	—	—	3	—	—	3
Adjustment to redemption value for vested Series E-1 convertible preferred stock options	—	3	—	—	(3)	—	—	(3)
Change in redemption value for vested Series E-1 convertible preferred stock options	—	189	—	—	—	—	(189)	(189)
Common stock option share-based compensation	—	—	—	—	11,146	—	—	11,146
Other comprehensive income	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	(46,447)	(46,447)
Balance at December 31, 2018	92,790,094	$560,858	12,841,536	$1	$37,902	$(107)	$(295,908)	$(258,112)
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	—	17,250,000	2	320,848	—	—	320,850
Initial public offering costs	—	—	—	—	(4,986)	—	—	(4,986)
Conversion of convertible preferred stock to common stock	(93,039,737)	(561,931)	93,039,737	9	561,922	—	—	561,931
Conversion of convertible preferred stock warrant to common stock warrant	—	—	—	—	2,602	—	—	2,602
Issuance of common stock upon exercise of common stock warrants	—	—	54,792	—	9	—	—	9
Issuance of common stock for cash upon exercise of stock options	—	—	2,043,767	—	4,413	—	—	4,413
Issuance of Series E-1 convertible preferred stock for cash upon exercise of Series E-1 convertible preferred stock options at fair value	249,643	109	—	—	—	—	—	—
Vesting of restricted stock units	—	—	8,310	—	—	—	—	—
Change in redemption value for vested Series E-1 convertible preferred stock options	—	964	—	—	—	—	(964)	(964)
Common stock option and restricted stock unit share-based compensation	—	—	—	—	13,124	—	—	13,124
Other comprehensive income	—	—	—	—	—	778	—	778
Net loss	—	—	—	—	—	—	(68,606)	(68,606)
Balance at December 31, 2019	—	$—	125,238,142	$12	$935,834	$671	$(365,478)	$571,039
Issuance of common stock upon public offering, after deducting underwriters' discounts and net offering costs paid by us	—	—	7,200,000	1	271,838	—	—	271,839
Adjustments to accumulated deficit for adoption of guidance on accounting for leases	—	—	—	—	—	—	93	93
Issuance of common stock for cash upon exercise of stock options	—	—	5,204,254	1	21,538	—	—	21,539
Vesting of restricted stock units	—	—	4,500	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	—	—	24,761	—	—	24,761
Other comprehensive income	—	—	—	—	—	222	—	222
Net loss	—	—	—	—	—	—	(146,227)	(146,227)
Balance at December 31, 2020	—	$—	137,646,896	$14	$1,253,971	$893	$(511,612)	$743,266

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(146,227)	$(68,606)	$(46,447)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	6,769	6,093	4,301
Noncash lease expense	3,266	—	—
Share-based compensation expense	24,761	13,124	11,149
Intangible assets amortization	1,703	1,698	1,699
Investment amortization	773	(4,463)	(1,214)
Fair value adjustment of convertible preferred stock warrant	—	2,266	(6)
Other	71	359	(18)
Changes in operating assets and liabilities:
Accounts receivable, net	2,613	(7,817)	775
Inventory	(4,994)	(1,231)	(3,046)
Prepaid expenses and other current assets	(1,362)	(8,576)	(318)
Accounts payable and accrued liabilities	7,495	6,149	2,185
Deferred rent	—	78	(488)
Operating lease liabilities	(886)	—	—
Deferred revenue	(43,389)	266,927	(649)
Other	(276)	(597)	(182)
Net cash (used in) provided by operating activities	(149,683)	205,404	(32,259)
Investing activities
Purchases of property and equipment	(18,803)	(11,200)	(6,299)
Purchases of marketable securities	(694,965)	(884,217)	(146,503)
Proceeds from sales and maturities of marketable securities	596,724	413,720	153,538
Net cash (used in) provided by investing activities	(117,044)	(481,697)	736
Financing activities
Proceeds from exercise of stock options	21,748	4,055	1,268
Proceeds from public offering of common stock, net of underwriting discounts and commissions	272,160	320,850	—
Payment of public offering costs, net	(321)	(4,986)	—
Proceeds from issuance of common stock upon the exercise of a common stock warrant	—	9	—
Other	—	(12)	(20)
Net cash provided by financing activities	293,587	319,916	1,248
Net increase (decrease) in cash, cash equivalents and restricted cash	26,860	43,623	(30,275)
Cash, cash equivalents and restricted cash at beginning of year	98,714	55,091	85,366
Cash, cash equivalents and restricted cash at end of year	$125,574	$98,714	$55,091
Noncash investing and financing activities
Purchases of equipment included in accounts payable and accrued liabilities	$4,679	$773	$832
Landlord-funded leasehold improvements	$—	$—	$2,419
Noncash additions to property through lease financing arrangements	$—	$36,607	$—
Derecognition of lease financing arrangements upon adoption of guidance on accounting for leases	$36,607	$—	$—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$—	$561,931	$—
Conversion of convertible preferred stock warrant to common stock warrant upon closing of initial public offering	$—	$2,602	$—

The accompanying notes are an integral part of these financial statements.

Adaptive Biotechnologies Corporation

Notes to Financial Statements

1.	Organization and Description of Business

Adaptive Biotechnologies Corporation (“we,” “us” or “our”) is a commercial-stage company advancing the field of immune medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and aims to understand precisely how the immune system detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database, which is underpinned by computational biology and machine learning, and use them to develop and commercialize clinical products and services that we are tailoring to each individual patient. We have commercial products and services and a robust pipeline of clinical products and services that we are designing to diagnose, monitor and enable the treatment of diseases, such as cancer, autoimmune conditions and infectious diseases.

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

Follow-On Offering

In July 2020, we completed an underwritten public offering of our common stock in which we issued and sold 7,200,000 shares of common stock, including shares issued upon the exercise in full of the underwriters’ over-allotment option, at a public offering price of $40.00 per share. We received $271.8 million in net proceeds, after deducting underwriting discounts and net offering expenses paid by us.
2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, share-based compensation, including the fair value of stock, the provision for income taxes, including related reserves, and goodwill, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

JOBS Act Accounting Election

Effective December 31, 2020, we are no longer an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). The JOBS Act allows an emerging growth company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Prior to December 31, 2020, we had elected to use this extended transition period and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We can no longer take advantage of this extended transition period.

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

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

Restricted Cash

We are required to maintain certain balances under lease arrangements for some of our property and facility leases. We had restricted cash of $2.1 million as of December 31, 2020 and 2019.

Investments in Marketable Securities

Marketable securities are classified as available-for-sale, primarily consist of U.S. government debt securities, commercial paper and corporate bonds and are reported at fair value. Unrealized holding gains and losses are reflected as a separate component of shareholders’ (deficit) equity in accumulated other comprehensive (loss) gain until realized. Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of marketable securities sold is based on the specific identification method.

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

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			December 31,
	2020	2019	2018	2020	2019
Customer A	*%	13.9%	18.4%	19.1%	41.8%
Customer B	*	*	13.5	12.2	*
Customer C	*	*	15.4	*	*
Genentech, Inc. and Roche Group	55.8	42.1	*	*	*
* less than 10%

Accounts Receivable

Accounts receivable consists of amounts due from customers for services performed. We review our accounts receivable for credit impairment and regularly analyze the status of significant past due receivables to determine if any will potentially be uncollectible to estimate the amount of allowance necessary to reduce accounts receivable to its estimated net realizable value.

Additionally, we had $0.9 million and $2.4 million of unbilled receivables as of December 31, 2020 and 2019, respectively. The unbilled receivables are amounts that will become due for which we have an unconditional right to consideration.

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

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

Property and Equipment

Property and equipment consists of computer equipment, computer software, laboratory equipment, leasehold improvements and furniture and office equipment. Property and equipment are recorded at cost and depreciation is recognized using the straight-line method based on estimated useful life. Maintenance and repairs are charged to expense as incurred and costs of improvements are capitalized.

Useful lives assigned to property and equipment are as follows:

Laboratory equipment	3 years to 7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Computer equipment and software	3 years
Furniture and office equipment	5 years to 10 years

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Gains and losses from asset disposals and impairment losses are classified within our statements of operations in accordance with the use of the asset.

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

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

Lease Financing Arrangements

In 2019, due to our significant involvement during the construction process of a leased building, we qualified as the deemed owner of the building under build-to-suit lease accounting guidance. Prior to our adoption of the new lease standard, the cost of the related building was recorded in property and equipment, net and the offsetting lease financing obligation was recorded as a long-term financing obligation on our balance sheet. As of December 31, 2019, $36.6 million of building costs was recorded in property and equipment, net.

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
•

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

A financial instrument categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Our financial instruments consist of Level 1 and Level 2 assets and has included Level 3 liabilities in the past. In certain cases, where there is limited activity or less transparency around inputs to valuation, financial instruments are classified as Level 3 within the valuation hierarchy. The carrying amounts of certain financial instruments approximate fair value due to their short maturities.

We did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis as of December 31, 2020 or 2019.

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

Prior to the conversion, the fair value of this warrant was classified as a non-current liability in the balance sheets, since the underlying convertible preferred stock had been classified as temporary equity instead of shareholders’ deficit in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities. Upon certain change in control events that were outside of our control, including liquidation, sale or transfer of control, holders of the convertible preferred stock may have caused its redemption. Prior to conversion, the warrant was subject to remeasurement at each balance sheet date, with changes in estimated fair value recognized as a component of interest and other income, net on our statements of operations. During the year ended December 31, 2019, we recognized $2.3 million of expense related to the revaluation of the convertible preferred stock warrant liability in the interest and other income, net line item on our statements of operations.

When the convertible preferred stock warrant converted to a common stock warrant immediately prior to and in connection with the completion of the initial public offering, the $2.6 million financial liability was reclassified to the additional paid-in capital line item on our balance sheet, thereby concluding the need for revaluation.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Under ASC 606, for all revenue-generating contracts, we perform the following steps to determine the amount of revenue to be recognized: (1) identify the contract or contracts; (2) determine whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (3) measure the transaction price, including the constraint on variable consideration; (4) allocate the transaction price to the performance obligations based on estimated selling prices; and (5) recognize revenue when (or as) we satisfy each performance obligation. The following is a summary of the application of the respective model to each of our revenue classifications.

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

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

For our clonoSEQ coverage under Medicare, we bill an episode of treatment when we deliver the first eligible test results. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue recognition commences at the time the initial billable test result is delivered and is based upon cumulative tests delivered to date. We estimate the number of tests we expect to deliver over a patient’s treatment cycle based on historical testing frequencies for patients by indication. These estimates are subject to change as we develop more information about utilization over time. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and is recognized as we deliver the remaining tests in a patient’s treatment cycle or when it becomes remote that a patient will receive additional testing and we have not delivered our estimate of total tests.

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

Development Revenue

We derive revenue by providing services through development agreements to biopharmaceutical customers who seek access to our immune medicine platform technologies. We generate revenues from the delivery of professional support activities pertaining to the use of immunoSEQ and our MRD product in the development of the respective customers’ initiatives. The transaction price for these contracts may consist of a combination of non-refundable upfront fees, separately priced sequencing fees, progress-based milestones and regulatory milestones. The development agreements may include single or multiple performance obligations, depending on the contract. For certain contracts, we may perform services to support the biopharmaceutical customers’ regulatory submissions as part of their registrational trials. These services include regulatory support pertaining to our technology intended to be utilized as part of the submission, development of analytical plans for our sequencing data, participation on joint research committees and assistance in completing a regulatory submission. Generally, these services are not distinct within the context of the contract and they are accounted for as a single performance obligation.

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

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

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

Share-Based Compensation

Share-based compensation includes compensation expense for stock option and restricted stock unit grants to employees and non-employees. It represents the grant date fair value of the grants and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of actual forfeitures. We estimate the grant date fair value of stock option grants using the Black-Scholes option-pricing model.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $14.5 million, $6.6 million and $3.5 million for the year ended December 31, 2020, 2019 and 2018, respectively.

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

Research and Development Expenses

Research and development expenses are comprised of laboratory materials costs, personnel-related expenses, equipment costs, allocated facility costs, information technology expenses and contract service expenses. We also include in research and development expenses the costs associated with software development of applications to support future commercial opportunities, as well as development activities to support laboratory scaling and workflow. Research and development costs are expensed as incurred. Upfront payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized, then are recognized as an expense as the goods are consumed or the related services are performed. Costs to support our Genentech Agreement are a component of our research and development activities.

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

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

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

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained upon examination.

Net Loss Per Share Attributable to Common Shareholders

We calculate basic net loss per share attributable to common shareholders by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, common stock warrants, stock options and nonvested restricted stock units are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common shareholders, as their effect is anti-dilutive.

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

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

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

The standard had a material impact on our balance sheet as of December 31, 2020, but did not have a material impact on our statements of operations or statements of cash flows. The most significant impact was the recognition of $33.0 million and $39.7 million of operating lease ROU assets and liabilities, respectively, and the derecognition of a $36.6 million asset and corresponding liability previously recorded pursuant to build-to-suit lease accounting guidance under ASC 840, which resulted in an increase to retained earnings of $0.1 million. The operating lease ROU assets and liabilities recorded at adoption included the derecognition of $7.3 million of deferred rent recognized as of December 31, 2019, as well as a $0.5 million reclassification of tenant incentive receivables previously recognized in the prepaid expenses and other current assets line item on our balance sheet. See Note 10, Leases, for additional information regarding leases.

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

We disaggregate our revenue from contracts with customers by type of service, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following table presents our revenue disaggregated by type of products and services for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Sequencing revenue	$41,439	$43,519	$32,978
Development revenue
Development support	54,443	39,552	12,685
Regulatory milestones	2,500	2,000	10,000
Total development revenue	56,943	41,552	22,685
Total revenue	$98,382	$85,071	$55,663

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

Translational Development Agreement

In December 2015, we entered into a translational development agreement with a biopharmaceutical customer for access to certain of our oncology immunosequencing research datasets, including full-time employee support, to accelerate the customer’s preclinical, nonclinical and clinical trial testing. Under the initial terms of the agreement, we could have been entitled to up to $40.0 million over a period of four years, which did not include any separately negotiated research sequencing contracts. If the biopharmaceutical customer terminated the agreement prior to the end of the initial four-year research term for any reason other than a material uncured breach by us, then the biopharmaceutical partner agreed to pay us $0.8 million. In May 2019, the agreement was subsequently amended to reduce the services provided, which in turn reduced the fourth year of eligible payments to $2.3 million.

We identified one performance obligation under this agreement, as the services were determined to be highly interrelated. We determined that any separately negotiated sequencing contracts are not performance obligations under the contract, as the contract did not contain any material rights related to such sequencing contracts. For the identified performance obligation, we assessed the work to be performed over the duration of the contract and determined that it was a consistent level of support throughout the period, and therefore, revenue was recognized on a straight-line basis over the contract term.

Revenue recognized from this translational development agreement, excluding separately negotiated research sequencing contracts, was $2.3 million and $9.3 million during the year ended December 31, 2019 and 2018, respectively.

MRD Development Agreements

We have entered into agreements with biopharmaceutical customers to further develop and commercialize our MRD product and the biopharmaceutical customers’ therapeutics. Under each of the agreements, we received or will receive non-refundable upfront payments and could receive substantial additional payments upon reaching certain progress milestones or achievement of certain regulatory milestones pertaining to the customers’ therapeutics and our MRD product.

Under the contracts, we identify performance obligations, which may include: (1) obligations to provide services supporting the customer’s regulatory submission activities as they relate to our MRD product; and (2) sequencing services related to customer-provided samples for their regulatory submissions. The transaction price allocated to the respective performance obligations is estimated using an adjusted market assessment approach for the regulatory support services and a standalone selling price for the estimated immunosequencing services. At contract inception, we fully constrain any consideration related to the regulatory milestones, as the achievement of such milestones is subject to third-party regulatory approval and the customers’ own submission decision-making. We recognize revenue relating to the sequencing services as sequencing revenue over time using an output method based on the proportion of sample results delivered relative to the total amount of sample results expected to be delivered and when expected to be a faithful depiction of progress. We use the same method to recognize the regulatory support services. When an output method based on the proportion of sample results delivered is not expected to be a faithful depiction of progress, we utilize an input method based on estimates of effort completed using a cost-based model.

We earned $2.5 million, $2.0 million and $10.0 million during the year ended December 31, 2020, 2019 and 2018, respectively, upon the achievement of certain regulatory milestones by us and our respective customers’ therapeutics. All $2.5 million, $2.0 million and $10.0 million was recognized as revenue within the respective periods, as we determined these amounts were consistent with our estimated standalone selling price and the respective performance obligations were complete. We recognized $3.4 million, $3.7 million and $12.8 million in development revenue related to these contracts, inclusive of the milestones, during the year ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, in future periods we could receive up to an additional $313.5 million in milestone payments if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

Genentech Collaboration Agreement

In December 2018, we entered into a worldwide collaboration and license agreement with Genentech (“Genentech Agreement”) to leverage our capability to develop cellular therapies in oncology. Subsequent to receipt of regulatory approval in January 2019, we received a non-refundable, upfront payment of $300.0 million in February 2019 and may be eligible to receive more than $1.8 billion over time, including payments of up to $75.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones and up to $1,430.0 million upon the achievement of specified commercial milestones. In addition, we are separately able to receive tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of products arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. Under the agreement, we are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use TCRs screened by our immune medicine platform to engineer and manufacture cellular medicines:

•	Shared Products. The shared products will use “off-the-shelf” TCRs identified against cancer antigens shared among patients (“Shared Products”).

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

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

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of December 31, 2020. We excluded the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

As there are potential substantive developments necessary, which Genentech may be able to direct, we determined that we would apply a proportional performance model to recognize revenue for our performance obligation. We measure proportional performance using an input method based on costs incurred relative to the total estimated costs of research and development efforts to pursue both the Shared Product and Personalized Product pathways. When any of the potential regulatory and development milestones are no longer fully constrained and included in the transaction price, such amounts will be recognized using the cumulative catch-up method based on proportional performance at such time. We currently expect to recognize the revenue over a period of approximately seven to eight years from the effective date. This estimate of the research and development period considers pursuit options of development activities supporting both the Shared Product and the Personalized Product, but may be reduced or increased based on the various activities as directed by the joint committees, decisions made by Genentech, regulatory feedback or other factors not currently known.

We recognized revenue of $52.8 million and $35.1 million during the year ended December 31, 2020 and 2019, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

4.	Fair Value Measurements

The following tables set forth the fair value of financial assets as of December 31, 2020 and 2019 that were measured at fair value on a recurring basis (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$103,283	$—	$—	$103,283
U.S. government debt securities	—	671,777	—	671,777
Corporate bonds	—	11,581	—	11,581
Total financial assets	$103,283	$683,358	$—	$786,641

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$88,683	$—	$—	$88,683
Commercial paper	—	121,867	—	121,867
U.S. government debt securities	—	377,243	—	377,243
Corporate bonds	—	86,615	—	86,615
Total financial assets	$88,683	$585,725	$—	$674,408

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

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

5.	Investments

Available-for-sale investments consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$552,539	$723	$(10)	$553,252
Corporate bonds	11,497	86	(2)	11,581
Total short-term marketable securities	$564,036	$809	$(12)	$564,833
Long-term marketable securities
U.S. government debt securities	$118,429	$98	$(2)	$118,525
Total long-term marketable securities	$118,429	$98	$(2)	$118,525

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$121,866	$—	$—	$121,866
U.S. government debt securities	285,963	394	(1)	286,356
Corporate bonds	71,962	109	(3)	72,068
Total short-term marketable securities	$479,791	$503	$(4)	$480,290
Long-term marketable securities
U.S. government debt securities	$90,750	$146	$(9)	$90,887
Corporate bonds	14,513	35	—	14,548
Total long-term marketable securities	$105,263	$181	$(9)	$105,435

All the commercial paper, U.S. government debt securities and corporate bonds designated as short-term marketable securities have an effective maturity date that is equal to or less than one year from the respective balance sheet date. Those that are designated as long-term marketable securities have an effective maturity date that is more than one year from the respective balance sheet date.

Accrued interest receivables are excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivables of $2.5 million and $2.2 million were presented separately within the prepaid expenses and other current assets line item on our balance sheet as of December 31, 2020 and 2019, respectively. We have made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables.

The following table presents the gross unrealized holding losses and fair value for investments in an unrealized loss position and the length of time that individual securities have been in a continuous loss position as of December 31, 2020 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt securities	$177,554	$(12)	$—	$—
Corporate bonds	1,512	(2)	—	—
Total available-for-sale securities	$179,066	$(14)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of December 31, 2020, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of December 31, 2020 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

6.	Property and Equipment, Net

Property and equipment, net as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$27,767	$20,773
Computer equipment	3,600	2,450
Furniture and office equipment	2,717	1,568
Computer software	860	505
Construction in progress	7,185	1,852
Leasehold improvements	21,945	14,716
Build-to-suit asset cost	—	36,607
Property and equipment, at cost	64,074	78,471
Less: accumulated depreciation	(24,382)	(18,116)
Property and equipment, net	$39,692	$60,355

Depreciation expense was $6.8 million, $6.1 million and $4.3 million for the year ended December 31, 2020, 2019 and 2018, respectively.
7.	Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(9,972)	$10,028
Purchased intellectual property	325	(128)	197
Balance at December 31, 2020	$20,325	$(10,100)	$10,225

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(8,301)	$11,699
Purchased intellectual property	325	(96)	229
Balance at December 31, 2019	$20,325	$(8,397)	$11,928

The developed technology was acquired in connection with our acquisition of Sequenta in 2015. The remaining balance of the acquired technology and the purchased intellectual property is expected to be amortized over the next 6.0 years.

As of December 31, 2020, expected future amortization expense for intangible assets was as follows (in thousands):

2021	$1,699
2022	1,699
2023	1,699
2024	1,703
2025	1,699
Thereafter	1,726
Total future amortization expense	$10,225

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

8.	Accrued Liabilities

Accrued liabilities as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Professional fees	$3,219	$1,011
Clinical and contract research organization costs	1,781	30
Travel and entertainment	91	157
Tax liabilities	1,767	2,062
Purchases of property and equipment	4,423	555
Other	1,881	556
Total accrued liabilities	$13,162	$4,371

The accrued tax liabilities balance as of December 31, 2020 includes a $1.4 million tax withholding liability related to unsettled option exercises as of December 31, 2020. The accrued tax liabilities balance as of December 31, 2019 includes a $1.9 million tax withholding liability related to unsettled option exercises as of December 31, 2019.
9.	Deferred Revenue

Deferred revenue by revenue classification as of December 31, 2020 and 2019 was as follows (in thousands):

	December 31,
	2020	2019
Current deferred revenue
Sequencing	$15,463	$12,482
Development	57,856	48,512
Total current deferred revenue	73,319	60,994
Non-current deferred revenue
Sequencing	724	1,459
Development	162,894	217,873
Total non-current deferred revenue	163,618	219,332
Total current and non-current deferred revenue	$236,937	$280,326

Deferred revenue from our Genentech Agreement represents $55.1 million and $157.0 million of the current and non-current development deferred revenue balances, respectively, as of December 31, 2020 and $48.1 million and $216.8 million of the current and non-current development deferred revenue balances, respectively, as of December 31, 2019. In general, we expect that the current amounts will be recognized as revenue within 12 months and the non-current amounts will be recognized as revenue over a period of approximately six to seven years. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on the various development activities.

Changes in deferred revenue during the year ended December 31, 2020 were as follows (in thousands):

Deferred revenue balance at December 31, 2019	$280,326
Additions to deferred revenue during the period	26,434
Revenue recognized during the period	(69,823)
Deferred revenue balance at December 31, 2020	$236,937

As of December 31, 2020, $61.6 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2019. This is inclusive of $1.0 million of sequencing revenue recognized as a result of cancelled biopharmaceutical customer sequencing contracts and $0.6 million of sequencing revenue related to Medicare that was recognized due to our determination that additional testing for specific patients was remote.

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

10.	Leases

We have operating lease agreements for the laboratory and office facilities that we occupy in various locations, as well as server space.

In July 2011, we entered into a non-cancelable lease agreement with an, at the time, minority shareholder for our current headquarters in Seattle, Washington. The lease terms were subsequently amended multiple times, most recently in August 2019, when we expanded the existing premises to approximately 65,500 square feet. Cash payment for rent of the expanded premises commenced January 2020, four months after the landlord delivered the expanded premises to us for construction of certain tenant improvements, and the lease term for both the existing premises and the expanded premises ends October 2032, subject to our option to twice extend the lease for five years. The amended lease also requires us to pay additional amounts for operating and maintenance expenses.

In August 2019, we entered into an agreement to rent approximately 100,000 square feet in a to-be-constructed building in Seattle, Washington. In connection with the lease, we entered into a $2.1 million letter of credit with one of our existing financial institutions. Due to our significant involvement during the construction process of the leased building, we qualified as the deemed owner of the building under build-to-suit lease accounting guidance that proceeded ASC 842. The resulting asset and long-term financing obligation recorded on our balance sheet as of December 31, 2019 for the cost of the building was derecognized upon adoption of ASC 842. The lease commenced in December 2020, when the landlord delivered the premises to us for construction of certain tenant improvements. Cash payment for rent begins in October 2021 and the lease term ends in August 2033, subject to our option to twice extend the lease for five years. We plan to occupy the new building in 2021, once interior construction is finished. In connection with this lease, the landlord agreed to fund $20.0 million in improvements, which was subsequently reduced to $14.8 million as a result of our change requests made during landlord construction of the building, net of an administration fee. As of December 31, 2020, we have incurred $5.2 million in certain tenant improvement costs, of which $0.7 million has been reimbursed by the landlord. The remaining $4.5 million is presented as a reduction in the cash flows used to measure our ROU asset and lease liabilities on our balance sheet as of December 31, 2020 and will be reimbursed by the landlord. The lease also requires us to pay additional amounts for operating and maintenance expenses.

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

In April 2018, we entered into a lease agreement to lease approximately 13,400 square feet in South San Francisco, California. The lease term is through March 2026 and provides for one five-year extension option. We are responsible for our share of allocable operating expenses, tax expenses and utilities cost during the duration of the lease term. In connection with the lease, the landlord funded agreed-upon improvements. The landlord was solely responsible for the $2.4 million cost of such improvements. The lease agreement was amended in February 2020 to lease approximately 19,900 additional square feet and provides for a $0.6 million tenant improvement allowance.

In December 2019, we entered into an agreement to lease approximately 3,100 square feet of office space in New York City, New York, pursuant to a lease that expires November 2025, subject to our ability to exercise an early termination right in 2023.

As of December 31, 2020, we were not party to any finance leases. Our leases have remaining terms of 1.3 years to 12.7 years and include options to extend certain of the leases up to 10.0 years and terminate certain of the leases after 3.0 years. We adjust lease terms for these options only when it is reasonably certain we will exercise these options. As of December 31, 2020, it was reasonably certain that we would exercise our option to terminate two of our leases after 3.0 years.

Other information related to our operating leases as of December 31, 2020 was as follows:

Weighted-average remaining lease term (in years)	11.33
Weighted-average discount rate	4.6%

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities as of December 31, 2020 (in thousands):

2021	$7,828
2022	13,554
2023	13,318
2024	13,030
2025	13,419
Thereafter	88,463
Total undiscounted lease payments	149,612
Less:
Imputed interest rate	(35,848)
Tenant improvement receivables	(5,902)
Total operating lease liabilities	$107,862
Less: current portion	(3,529)
Operating lease liabilities, less current portion	$104,333

Operating lease expense was $5.5 million for the year ended December 31, 2020. Variable lease expense for operating leases was $2.6 million for the year ended December 31, 2020. Rent expense recognized under ASC 840, inclusive of operating and maintenance costs, was $5.3 million and $4.1 million for the year ended December 31, 2019 and 2018, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020 was $3.2 million, net of $2.5 million of cash received for tenant improvement allowances. For the year ended December 31, 2020, ROU assets obtained in exchange for operating lease liabilities was $109.1 million, inclusive of the $33.0 million recognized from the adoption of ASC 842.
11.	Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We are not party to any material legal proceedings as of December 31, 2020.

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

12.	Shareholders’ Equity

Convertible Preferred Stock

Immediately prior to the completion of our initial public offering on July 1, 2019, 93,039,737 shares of convertible preferred stock then outstanding converted into an equivalent number of shares of common stock. As of December 31, 2020, no shares of convertible preferred stock were outstanding.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, no shares of preferred stock were outstanding.

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

Common Stock

We are authorized to issue 340,000,000 shares of common stock. Our common stock has a par value of $0.0001 per share, no preferences or privileges and is not redeemable. Holders of our common stock are entitled to one vote for each share of common stock held. The holders of record of outstanding shares of common stock shall be entitled to receive, when, as and if declared, out of funds legally available, such cash and other dividends as may be declared from time to time. As of December 31, 2020, we had 137,646,896 shares of common stock outstanding.

As of December 31, 2020, we have reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	14,483,560
Shares available for future grant under the 2019 Equity Incentive Plan	18,617,001
Shares available for future grant under the Employee Stock Purchase Plan	2,804,298
Shares to be issued upon exercise of a common stock warrant	56,875
Total shares of common stock reserved for future issuance	35,961,734

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

Effective January 1, 2020, our 2019 Plan and ESPP reserves increased by 6,261,907 shares and 1,252,381 shares, respectively. Effective January 1, 2021, our 2019 Plan reserve increased by 6,882,344 shares.

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

Separately, in 2014, we issued a warrant to purchase 56,875 shares of Series C convertible preferred stock at an exercise price of $2.64. The warrant is exercisable for a period of seven years from the date of issuance. Immediately prior to and in connection with the completion of our initial public offering on July 1, 2019, this convertible preferred stock warrant, which was previously recorded as a financial liability, was converted to a warrant to purchase the same number of shares of common stock. Upon conversion, the financial liability was reclassified to the additional paid-in capital line item on our balance sheet. The warrant to purchase 56,875 shares of common stock remains outstanding as of December 31, 2020.
13.	Equity Incentive Plans

Sequenta 2008 Stock Plan, as amended

In connection with our acquisition of Sequenta in January 2015, we assumed Sequenta’s Equity Incentive Plan (“2008 Plan”), including all outstanding options and shares available for future issuance under the 2008 Plan, which, prior to the completion of our initial public offering, were all exercisable for Series E-1 convertible preferred stock. Upon completion of our initial public offering in July 2019, the outstanding options were exercisable for common stock. No shares are available for future issuance under this plan and no equity awards are outstanding under this plan as of December 31, 2020.

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

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

2019 Equity Incentive Plan

The 2019 Plan was approved by our shareholders on June 13, 2019 and, pursuant to the resolutions adopted by our board of directors, became effective immediately prior to the closing of our initial public offering. The 2019 Plan provides for the issuance of awards in the form of options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the option exercise price per share shall not be less than the fair market value of a share of stock on the grant date of the option, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain option grants made to non-employee directors, stock options granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of December 31, 2020, we have authorized 22,109,217 shares of common stock for issuance under the 2019 Plan.

Changes in shares available for grant during the year ended December 31, 2020 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2019	15,396,254
2019 Plan reserve increase on January 1, 2020	6,261,907
Options and restricted stock units granted	(3,291,701)
Options forfeited, cancelled or expired	250,541
Shares available for grant at December 31, 2020	18,617,001

Stock option activity under the 2008 Plan, 2009 Plan and 2019 Plan during the year ended December 31, 2020 was as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2019	16,646,654	$6.14	$398,379
Options granted	3,241,701	33.36
Options forfeited or cancelled	(235,541)	16.17
Options expired	(15,000)	0.16
Options exercised	(5,204,254)	4.14
Options outstanding at December 31, 2020	14,433,560	$12.82	$668,458
Options vested and exercisable at December 31, 2020	7,924,779	$6.41	$417,801

The weighted-average remaining contractual life for options outstanding as of December 31, 2020 was 7.1 years. The weighted-average remaining contractual life for vested and exercisable options outstanding as of December 31, 2020 was 5.9 years.

The weighted-average grant date fair value per share of options granted was $21.11, $6.87 and $4.15 during the year ended December 31, 2020, 2019 and 2018, respectively. The total intrinsic value of options exercised was $190.4 million, $39.1 million and $3.8 million during the year ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, $0.3 million was included in the prepaid expenses and other current assets line item on our balance sheet for unsettled cash proceeds related to options exercised during the year ended December 31, 2020. As of December 31, 2019, $0.5 million was included in the prepaid expenses and other current assets line item on our balance sheet for unsettled cash proceeds related to options exercised during the year ended December 31, 2019. The $21.7 million proceeds from exercise of stock options on our statements of cash flows for the year ended December 31, 2020 includes this $0.5 million, as the related proceeds settled during the year ended December 31, 2020.

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

Restricted stock unit activity under the 2019 Plan during the year ended December 31, 2020 was as follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value per Share
Nonvested outstanding restricted stock units at December 31, 2019	4,500	$41.63
Restricted stock units granted	50,000	28.10
Restricted stock units vested	(4,500)	41.63
Nonvested outstanding restricted stock units at December 31, 2020	50,000	$28.10

The weighted-average grant date fair value per share of restricted stock units granted during the year ended December 31, 2019 was $41.63.

Grant Date Fair Value of Options and Restricted Stock Units Granted

The estimated grant date fair value of options granted during the year ended December 31, 2020, 2019 and 2018 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Fair value of common stock	$17.68 - $55.23	$7.80 - $47.81	$6.55
Expected term (in years)	5.27 - 6.08	5.27 - 6.08	6.08 - 10.00
Risk-free interest rate	0.4% - 1.7%	1.4% - 2.5%	2.6% - 3.0%
Expected volatility	70.5% - 73.3%	64.3% - 72.9%	65.0% - 69.2%
Expected dividend yield	—	—	—

The weighted-average volatility used in the grant date fair value calculations of options granted during the year ended December 31, 2020, 2019 and 2018 was 71.4%, 68.1% and 68.1%, respectively.

The determination of the fair value of stock options on the date of grant using a Black-Scholes option-pricing model is affected by the estimated fair value of our common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:

Fair value of common stock—Prior to the closing of our initial public offering, the fair value of our common stock was determined with input from management using valuation methodologies which utilized certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability (Level 3 inputs). In determining the fair value of our common stock, the methodologies used to estimate the enterprise value were performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For valuations of grants made after the closing of our initial public offering, the fair value of each share of common stock is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market.

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

The grant date fair value of restricted stock units granted after the closing of our initial public offering is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market.

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

Share-based compensation expense of $24.8 million, $13.1 million and $11.1 million was recognized during the year ended December 31, 2020, 2019 and 2018, respectively.

The compensation costs related to stock options and restricted stock units for the years ended December 31, 2020, 2019 and 2018 are included on our statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$817	$555	$398
Research and development	8,519	3,934	2,896
Sales and marketing	6,627	3,480	2,891
General and administration	8,798	5,155	4,964
Total share-based compensation expense	$24,761	$13,124	$11,149

During the year ended December 31, 2018, there was one employee option modification to extend the option exercise period, which resulted in incremental stock compensation of $0.5 million.

As of December 31, 2020, unrecognized share-based compensation expense related to unvested stock options was $74.9 million, which is expected to be recognized over a remaining weighted-average period of 3.0 years. Additionally, as of December 31, 2020, unrecognized share-based compensation expense related to nonvested restricted stock units was $1.1 million, which is expected to be recognized over a remaining weighted-average period of 3.3 years.

14.	Microsoft Collaboration Agreement

Summary of Agreement

In December 2017, we entered into a collaboration agreement with Microsoft (“Microsoft Agreement”) to computationally derive a comprehensive TCR antigen map for purposes of developing a universal diagnostic based on a single blood test.

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

Summary of Accounting

The terms of the Microsoft Agreement meet the criteria under ASC Topic 808, Collaborative Arrangements (“ASC 808”), as both parties are active participants in the activity and are exposed to significant risks and rewards dependent on the commercial success of the activity. ASC 808 does not provide guidance on how to account for the activities under the collaboration and we determined that Microsoft did not meet the definition of a customer under ASC 606. Accordingly, we looked to other guidance to determine the accounting for the respective elements.

We determined that the preferred stock issuance and commitment to use Microsoft’s Azure cloud services were made at terms consistent with market rates. All consideration received as part of the Series F-1 convertible preferred stock issuance was accounted for as part of the Series F-1 preferred stock issuance. Since the commitment to use Microsoft’s Azure cloud services was at market terms and we expect to meet the commitment in the ordinary course of business during the seven-year term, we record the expenses in the period in which the services are consumed. These costs are recorded in our statements of operations based on the underlying activities for which they support.

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

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

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
15.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities for the periods presented are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Net operating losses	$105,433	$79,035
Tax credit carryforward	18,981	11,152
Non qualifying stock options	12,096	9,150
Deferred rent	—	11,755
Operating lease liabilities	31,052	—
Deferred revenue	59,713	1,706
Other	2,983	1,892
Total deferred tax assets	230,258	114,690
Valuation allowance	(197,527)	(100,906)
Deferred tax assets, net of valuation allowance	32,731	13,784
Deferred tax liabilities
Tangible and intangible assets	(5,760)	(13,784)
ROU assets	(26,971)	—
Net deferred taxes	$—	$—

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $96.6 million and $30.2 million during the year ended December 31, 2020 and 2019, respectively.

In March 2020, the CARES Act was enacted and signed into law in response to COVID-19. The CARES Act, among other things, included several significant provisions that impacted corporate taxpayers' accounting for income taxes, including modification to the utilization of net operating losses and interest expense deduction limitations. However, none of these provisions have an impact on our tax provision.

Federal tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code. Accordingly, our ability to utilize these carryforwards may be limited due to such ownership changes. We have completed a Section 382 analysis for changes in ownership through December 31, 2018 and an analysis is ongoing for ownership changes through December 31, 2020. Based on these analyses, we do not expect to have any permanent limitations on the utilization of our federal net operating losses. Under the TCJA federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. Net operating losses generated prior to 2018 are eligible to be carried forward up to 20 years. As of December 31, 2020, we had U.S. federal net operating losses of $192.5 million and U.S. federal tax credits of $18.8 million that will begin to expire in 2028. We also have $211.9 million of net operating losses that do not expire.

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

The effective tax rate of our provision for income taxes differs from the federal statutory rate for the periods presented as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State tax	13.8	8.1	5.5
Stock compensation	25.2	9.8	0.5
Permanent items	(0.1)	(1.0)	0.5
Credits	5.7	6.1	2.7
Other	0.5	0.3	0.1
Change in valuation allowance	(66.1)	(44.3)	(30.3)
Total	0.0%	0.0%	0.0%

We recognize, in our financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We had unrecognized tax benefits of $3.5 million as of December 31, 2020. A reconciliation of the beginning and ending amounts of unrecognized tax benefits during the periods presented are as follows (in thousands):

Balance at December 31, 2017	$1,031
Additions in 2018	229
Balance at December 31, 2018	1,260
Additions in 2019	792
Balance at December 31, 2019	2,052
Additions in 2020	1,437
Balance at December 31, 2020	$3,489

During the year ended December 31, 2020 and 2019, we recognized uncertain tax positions of $1.4 million and $0.8 million, respectively, related to a reduction of the research and development credit deferred tax asset. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. We do not anticipate a material change to our unrecognized tax benefits over the next twelve months that would have an adverse effect on our operating results.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions as of December 31, 2020 and 2019.

We file federal and certain state income tax returns, which provide varying statutes of limitations on assessments. However, because of net operating loss carryforwards, substantially all tax years since inception remain open to federal and state tax examination.
16.	Net Loss Per Share Attributable to Common Shareholders

Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common shareholders for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(146,227)	$(68,606)	$(46,447)
Fair value adjustments to redemption value for Series E-1 convertible preferred stock options	—	(964)	102
Net loss attributable to common shareholders, basic and diluted	$(146,227)	$(69,570)	$(46,345)
Weighted-average shares used in computing net loss per share	131,216,468	69,165,315	12,629,778
Net loss per share attributable to common shareholders, basic and diluted	$(1.11)	$(1.01)	$(3.67)

Adaptive Biotechnologies Corporation

Notes to Financial Statements (Continued)

Since we were in a loss position for all periods presented, basic net loss per share attributable to common shareholders is the same as diluted net loss per share attributable to common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common shareholders for the year ended December 31, 2020, 2019 and 2018, respectively, as they had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019	2018
Convertible preferred stock (on as if converted basis)	—	46,104,469	92,783,867
Stock options issued and outstanding	16,125,548	17,183,546	14,701,626
Nonvested restricted stock units	38,125	4,952	—
Common stock warrants	56,875	55,961	55,032
Convertible preferred stock warrants	—	28,204	56,875
Total	16,220,548	63,377,132	107,597,400

17.	Retirement Plan

We maintain a salary deferral 401(k) plan (“401(k) Plan”) covering employees who have met certain eligibility requirements. Employees may defer up to 100% of their compensation to the 401(k) Plan, subject to federal limits. We made $1.6 million in discretionary contributions during the year ended December 31, 2020, which are fully vested after one year of employee service. We did not make any discretionary contributions during the years ended December 31, 2019 and 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by an independent registered public accounting firm, as stated in their report, which is included below.

Changes in internal control

There was not any change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Adaptive Biotechnologies Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Adaptive Biotechnologies Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Adaptive Biotechnologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Adaptive Biotechnologies Corporation as of December 31, 2020 and 2019, the related statements of operations, comprehensive loss, convertible preferred stock and shareholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Seattle, Washington

February 24, 2021

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K will be included in our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K, including with respect to our equity compensation plans, will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K will be included in our 2021 Proxy Statement and is incorporated herein by reference.

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

(3)	Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation		8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws		8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019		S-1	333-231838	4.1	5/30/2019
4.2	Warrant dated April 21, 2014, issued by the Registrant to Alexandria Equities, LLC		S-1	333-231838	4.4	5/30/2019
4.3	Description of Securities		10-K	001-38957	4.3	2/26/2020
10.1†	Strategic Collaboration and License Agreement between Genentech, Inc. and the Registrant, dated December 19, 2018		S-1	333-231838	10.1	5/30/2019
10.2†	Strategic Collaboration Agreement between Microsoft Corporation and the Registrant, dated December 11, 2017		S-1	333-231838	10.2	5/30/2019
10.3†	Master Terms & Conditions of Sale between Illumina, Inc. and the Registrant, dated May 28, 2019		S-1/A	333-231838	10.3	6/17/2019
10.4	Amended and Restated Side Letter Agreement among Viking Global Equities LP, Viking Global Equities II LP, VGE III Portfolio Ltd., Viking Long Fund Master Ltd. and the Registrant, dated May 8, 2019		S-1	333-231838	10.5	5/30/2019
10.5*	Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers		S-1	333-231838	10.7	5/30/2019

			Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
10.6*	Form of Amended and Restated Employment Agreement between the Registrant and each of Lance Baldo, MD and Francis T. Lo		S-1	333-231838	10.8	5/30/2019
10.7*	Form of Restated Non-Employee Director Change in Control Agreement between the Registrant and each of its non-employee directors		S-1	333-231838	10.9	5/30/2019
10.8*	Executive Severance Agreement between the Registrant and Chad Cohen, dated May 1, 2019		S-1	333-231838	10.10	5/30/2019
10.9*	Executive Severance Agreement between the Registrant and Lance Baldo, MD, dated April 22, 2019		S-1	333-231838	10.11	5/30/2019
10.10*	Form of Executive Severance Agreement between the Registrant and certain of its executive officers		10-Q	001-38957	10.1	8/10/2020
10.11*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers		S-1	333-231838	10.13	5/30/2019
10.12*	Adaptive Biotechnologies Corporation Non-Employee Director Compensation Policy	X
10.13*	Adaptive Biotechnologies Corporation 2009 Equity Incentive Plan and form of award agreement thereunder		S-1	333-231838	10.15	5/30/2019
10.14*	Adaptive Biotechnologies Corporation 2019 Equity Incentive Plan and form of award agreement thereunder		10-Q	001-38957	10.12	8/13/2019
10.15*	Adaptive Biotechnologies Corporation 2019 Employee Stock Purchase Plan		S-1/A	333-231838	10.17	6/17/2019
10.16*	Form of Stock Option Agreement for Non-U.S Participants	X
10.17*	Form of Restricted Stock Unit Agreement for Non-U.S Participants	X
10.18	Lease Agreement between ARE-Seattle No. 11, LLC and Adaptive TCR Corporation, dated July 21, 2011, as amended by Amendment No. 1, dated August 26, 2011, Amendment No. 2, dated June 30, 2014, Amendment No. 3, dated November 5, 2015, Amendment No. 4, dated December 23, 2015, and Amendment No. 5, dated June 6, 2016		S-1	333-231838	10.18	5/30/2019
10.19†	Sixth Amendment to Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 11, LLC, dated August 2, 2019		8-K	001-38957	10.1	8/7/2019
10.20†	Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 12, LLC, dated August 2, 2019		8-K	001-38957	10.2	8/7/2019
10.21†	IVD Test Kit Development and Supply Agreement between Illumina, Inc. and Adaptive Biotechnologies Corporation, effective September 23, 2019		10-Q	001-38957	10.3	11/12/2019

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the signature page)	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, State of Washington, on February 24, 2021.

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

Signature	Title	Date

/s/ Chad Robins Chad Robins	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021

/s/ Chad Cohen Chad Cohen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2021

/s/ Kevin Conroy Kevin Conroy	Director	February 24, 2021

/s/ Eric Dobmeier Eric Dobmeier	Director	February 24, 2021

/s/ David Goel David Goel	Director	February 24, 2021

/s/ Michelle Griffin Michelle Griffin	Director	February 24, 2021

/s/ Robert Hershberg Robert Hershberg, PhD, MD	Director	February 24, 2021

/s/ Peter Neupert Peter Neupert	Director	February 24, 2021

/s/ Michael Pellini Michael Pellini, MD	Director	February 24, 2021