Form 10-Q
period 2021-03-31
Adaptive Biotechnologies Corp
filed 2021-05-05
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 140,311,141 shares of common stock, $0.0001 par value per share, outstanding.

Adaptive Biotechnologies Corporation

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements contained in this report other than statements of historical fact are forward-looking statements, which include but are not limited to, statements about:

•

our ability to leverage and extend our immune medicine platform to discover, develop and commercialize our products and services, including further commercialization and development of clonoSEQ and T-Detect products, including T-Detect Lyme, particularly in light of the novelty of immune medicine and our methods;

•

our ability to develop and commercialize products related to COVID-19, such as our ability to develop a map of the T cell response to the SARS-CoV-2 virus (“immunoSEQ T-MAP COVID”), the commercialization of a T cell-based clinical diagnostic product for COVID-19 (“T-Detect COVID”) and the development of neutralizing antibody products or processes, such as TruAB;

•	our ability to obtain regulatory clearance, authorization and approval for such products and services;
•

our collaboration with Genentech, Inc. (“Genentech”) and ability to develop and commercialize cellular therapeutics, including our ability to achieve milestones and realize the intended benefits of the collaboration;

•

our ability to develop a map of the interaction between the immune system and disease (“TCR-Antigen Map”) and yield insights from it that are commercially viable as we expand the T-Detect product line;

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

The forward-looking statements in this report also include statements regarding our ability to develop, commercialize and achieve market acceptance of our current and planned products and services, our research and development efforts and other matters regarding our business strategies, use of capital, results of operations and financial position and plans and objectives for future operations. In some cases, you can identify forward-looking statements by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and other factors are described under “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (“SEC”) from time to time. We caution you that forward-looking statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. As a result, the forward-looking statements may not prove to be accurate. The forward-looking statements in this report represent our views as of the date of this report.

We undertake no obligation to update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our” and similar references refer to Adaptive Biotechnologies Corporation.

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$173,624	$123,436
Short-term marketable securities (amortized cost of $540,016 and $564,036, respectively)	540,640	564,833
Accounts receivable, net	19,754	10,047
Inventory	17,422	14,063
Prepaid expenses and other current assets	13,520	14,535
Total current assets	764,960	726,914
Long-term assets
Property and equipment, net	56,308	39,692
Operating lease right-of-use assets	88,504	99,350
Long-term marketable securities (amortized cost of $30,681 and $118,429, respectively)	30,688	118,525
Restricted cash	2,138	2,138
Intangible assets, net	9,806	10,225
Goodwill	118,972	118,972
Other assets	717	598
Total assets	$1,072,093	$1,116,414
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$5,197	$3,237
Accrued liabilities	13,484	13,162
Accrued compensation and benefits	5,431	11,950
Current portion of operating lease liabilities	4,308	3,529
Current portion of deferred revenue	78,348	73,319
Total current liabilities	106,768	105,197
Long-term liabilities
Operating lease liabilities, less current portion	95,252	104,333
Deferred revenue, less current portion	144,356	163,618
Total liabilities	346,376	373,148
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at March 31, 2021 and December 31, 2020; 139,884,698 and 137,646,896 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	1,277,197	1,253,971
Accumulated other comprehensive gain	631	893
Accumulated deficit	(552,254)	(511,612)
Total Adaptive Biotechnologies Corporation shareholders’ equity	725,588	743,266
Noncontrolling interest	129	—
Total shareholders’ equity	725,717	743,266
Total liabilities and shareholders’ equity	$1,072,093	$1,116,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Sequencing revenue	$15,174	$9,469
Development revenue	23,268	11,441
Total revenue	38,442	20,910
Operating expenses
Cost of revenue	9,991	5,343
Research and development	33,772	23,935
Sales and marketing	20,604	14,007
General and administrative	14,936	11,821
Amortization of intangible assets	419	424
Total operating expenses	79,722	55,530
Loss from operations	(41,280)	(34,620)
Interest and other income, net	638	2,894
Income tax benefit	—	323
Net loss	$(40,642)	$(31,403)
Net loss per share attributable to common shareholders, basic and diluted	$(0.29)	$(0.25)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	138,967,754	126,058,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(40,642)	$(31,403)
Change in unrealized gains and losses on investments	(262)	2,642
Comprehensive loss	$(40,904)	$(28,761)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Gain	Deficit	Interest	Equity
Balance at December 31, 2019	125,238,142	$12	$935,834	$671	$(365,478)	$—	$571,039
Adjustments to accumulated deficit for adoption of guidance on accounting for leases	—	—	—	—	93	—	93
Issuance of common stock for cash upon exercise of stock options	1,381,437	—	4,517	—	—	—	4,517
Vesting of restricted stock units	2,250	—	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	4,675	—	—	—	4,675
Other comprehensive income	—	—	—	2,642	—	—	2,642
Net loss	—	—	—	—	(31,403)	—	(31,403)
Balance at March 31, 2020	126,621,829	$12	$945,026	$3,313	$(396,788)	$—	$551,563

Balance at December 31, 2020	137,646,896	$14	$1,253,971	$893	$(511,612)	$—	$743,266
Issuance of common stock upon exercise of common stock warrant	54,162	—	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options	2,183,640	—	14,442	—	—	—	14,442
Common stock option and restricted stock unit share-based compensation	—	—	8,484	—	—	—	8,484
Capital contributions for Spin Technologies, Inc.	—	—	300	—	—	129	429
Other comprehensive loss	—	—	—	(262)	—	—	(262)
Net loss	—	—	—	—	(40,642)	—	(40,642)
Balance at March 31, 2021	139,884,698	$14	$1,277,197	$631	$(552,254)	$129	$725,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(40,642)	$(31,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,252	1,554
Noncash lease expense	1,732	631
Share-based compensation expense	8,484	4,675
Intangible assets amortization	419	424
Investment amortization	2,108	(556)
Benefit from income tax	—	(323)
Other	(9)	114
Changes in operating assets and liabilities:
Accounts receivable, net	(9,707)	3,278
Inventory	(3,359)	(1,449)
Prepaid expenses and other current assets	1,273	3,526
Accounts payable and accrued liabilities	(7,257)	(4,603)
Operating lease liabilities	813	(333)
Deferred revenue	(14,233)	(6,926)
Other	(119)	(215)
Net cash used in operating activities	(58,245)	(31,606)
Investing activities
Purchases of property and equipment	(15,841)	(2,963)
Purchases of marketable securities	(15,340)	(107,747)
Proceeds from sales and maturities of marketable securities	125,000	253,469
Net cash provided by investing activities	93,819	142,759
Financing activities
Proceeds from exercise of stock options	14,185	4,959
Proceeds from initial capital contributions for Spin Technologies, Inc.	429	—
Net cash provided by financing activities	14,614	4,959
Net increase in cash, cash equivalents and restricted cash	50,188	116,112
Cash, cash equivalents and restricted cash at beginning of year	125,574	98,714
Cash, cash equivalents and restricted cash at end of period	$175,762	$214,826
Noncash investing and financing activities
Purchases of equipment included in accounts payable and accrued liabilities	$7,698	$627
Derecognition of lease financing arrangements upon adoption of guidance on accounting for leases	$—	$36,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

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

New Sequencing Technology

In 2021, we formed a corporate subsidiary, Spin Technologies, Inc. (“SpinTech”), in order to facilitate the development of a potential new early-stage sequencing technology that is ancillary to our core business. We have a 70% ownership interest in SpinTech. All intercompany transactions and balances between us and this majority-owned subsidiary have been eliminated in consolidation. The remaining interest, held by certain of our related parties and related family trusts, was reported as noncontrolling interest in our unaudited condensed consolidated financial statements.
2.	Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, share-based compensation, the provision for income taxes, including related reserves, and goodwill, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

Unaudited Interim Condensed Consolidated Financial Statements

In our opinion, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments are of a normal, recurring nature. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.

Restricted Cash

We are required to maintain certain balances under lease arrangements for some of our property and facility leases. We had restricted cash of $2.1 million as of March 31, 2021 and December 31, 2020.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Leases

We determine if an arrangement contains a lease at inception. We have operating lease agreements for the laboratory and office facilities that we occupy, as well as server space. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the date the underlying asset becomes available for our use and are based on the present value of the future minimum lease payments over the lease term. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. As our leases generally do not provide an implicit interest rate, the present value of our future minimum lease payments is determined using our incremental borrowing rate. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term and is based on the information available to us at the lease commencement date, or as of January 1, 2020 for commenced leases that existed as of our adoption of the new lease standard.

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

Concentrations of Risk

We are subject to a concentration of risk from a limited number of suppliers, or in some cases single suppliers, for some of our laboratory instruments and materials. This risk is managed by targeting a quantity of surplus stock.

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

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31,	December 31,
	2021	2020	2021	2020
Customer A	*%	*%	*%	19.1%
Customer B	10.4	*	17.8	12.2
Customer D	10.0	*	19.4	*
Customer E	*	*	17.8	*
Genentech, Inc. and Roche Group	42.1	54.4	*	*
* less than 10%

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

For clinical customers, we derive revenues from providing our clonoSEQ report to ordering physicians, and we bill and receive payments from medical institutions and commercial and government third-party payors. In these transactions, we have identified one performance obligation: the delivery of a clonoSEQ report. As payment from the respective payors may vary based on the various reimbursement rates and patient responsibilities, we consider the transaction price to be variable and record an estimate of the transaction price, subject to the constraint for variable consideration, as revenue at the time of delivery. The estimate of transaction price is based on historical and expected reimbursement rates with the various payors, which are monitored in subsequent periods and adjusted as necessary based on actual collection experience.

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

Development Revenue

We derive revenue by providing services through development agreements to biopharmaceutical customers who seek access to our immune medicine platform technologies. We generate revenues from the delivery of professional support activities pertaining to the use of immunoSEQ and our minimal residual disease (“MRD”) product in the development of the respective customers’ initiatives. The transaction price for these contracts may consist of a combination of non-refundable upfront fees, separately priced sequencing fees, progress-based milestones and regulatory milestones. The development agreements may include single or multiple performance obligations, depending on the contract. For certain contracts, we may perform services to support the biopharmaceutical customers’ regulatory submissions as part of their registrational trials. These services include regulatory support pertaining to our technology intended to be utilized as part of the submission, development of analytical plans for our sequencing data, participation on joint research committees and assistance in completing a regulatory submission. Generally, these services are not distinct within the context of the contract and they are accounted for as a single performance obligation.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

MRD Development Agreements

We have entered into agreements with biopharmaceutical customers to further develop and commercialize our MRD product and the biopharmaceutical customers’ therapeutics. Under each of the agreements, we received or will receive non-refundable upfront payments and could receive substantial additional payments upon reaching certain progress milestones or achieving certain regulatory milestones pertaining to the customers’ therapeutics and our MRD product.

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

We earned $7.0 million during the three months ended March 31, 2021 upon the achievement of certain regulatory milestones by our respective customers’ therapeutics, all of which was recognized as revenue within the respective period, as we determined the amounts were consistent with our estimated standalone selling prices and the respective performance obligations were complete.

We recognized $7.2 million and $0.4 million in development revenue related to these contracts, inclusive of the aforementioned milestones, during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, in future periods we could receive up to an additional $306.5 million in milestone payments if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of March 31, 2021. We excluded the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

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

We recognized revenue of $15.6 million and $10.9 million during the three months ended March 31, 2021 and 2020, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.
4.	Fair Value Measurements

The following tables set forth the fair value of financial assets as of March 31, 2021 and December 31, 2020 that were measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$151,330	$—	$—	$151,330
U.S. government debt securities	—	559,788	—	559,788
Corporate bonds	—	11,540	—	11,540
Total financial assets	$151,330	$571,328	$—	$722,658

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$103,283	$—	$—	$103,283
U.S. government debt securities	—	671,777	—	671,777
Corporate bonds	—	11,581	—	11,581
Total financial assets	$103,283	$683,358	$—	$786,641

Level 1 securities include highly liquid money market funds, for which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of U.S. government debt securities and corporate bonds, and are valued based on recent trades of securities in inactive markets or on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

5.	Investments

Available-for-sale investments consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$528,522	$578	$—	$529,100
Corporate bonds	11,494	46	—	11,540
Total short-term marketable securities	$540,016	$624	$—	$540,640
Long-term marketable securities
U.S. government debt securities	$30,681	$10	$(3)	$30,688
Total long-term marketable securities	$30,681	$10	$(3)	$30,688

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$552,539	$723	$(10)	$553,252
Corporate bonds	11,497	86	(2)	11,581
Total short-term marketable securities	$564,036	$809	$(12)	$564,833
Long-term marketable securities
U.S. government debt securities	$118,429	$98	$(2)	$118,525
Total long-term marketable securities	$118,429	$98	$(2)	$118,525

All the U.S. government debt securities and corporate bonds designated as short-term marketable securities have an effective maturity date that is equal to or less than one year from the respective balance sheet date. Those that are designated as long-term marketable securities have an effective maturity date that is more than one year from the respective balance sheet date.

Accrued interest receivables are excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivables of $2.8 million and $2.5 million were presented separately within the prepaid expenses and other current assets line item on our unaudited condensed consolidated balance sheet as of March 31, 2021 and on our condensed consolidated balance sheet as of December 31, 2020, respectively.

The following table presents the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position, as of March 31, 2021 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt securities	$10,240	$(3)	$—	$—
Corporate bonds	1,503	—	—	—
Total available-for-sale securities	$11,743	$(3)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of March 31, 2021, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of March 31, 2021 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

6.	Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(10,382)	$9,618
Purchased intellectual property	325	(137)	188
Balance at March 31, 2021	$20,325	$(10,519)	$9,806

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(9,972)	$10,028
Purchased intellectual property	325	(128)	197
Balance at December 31, 2020	$20,325	$(10,100)	$10,225

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. in 2015. The remaining balance of the acquired technology and the purchased intellectual property is expected to be amortized over the next 5.8 years.

As of March 31, 2021, expected future amortization expense for intangible assets was as follows (in thousands):

2021 (excluding the three months ended March 31, 2021)	$1,280
2022	1,699
2023	1,699
2024	1,703
2025	1,699
Thereafter	1,726
Total future amortization expense	$9,806

7.	Deferred Revenue

Deferred revenue by revenue classification as of March 31, 2021 and December 31, 2020 was as follows (in thousands):

	March 31, 2021	December 31, 2020
Current deferred revenue
Sequencing	$17,191	$15,463
Development	61,157	57,856
Total current deferred revenue	78,348	73,319
Non-current deferred revenue
Sequencing	662	724
Development	143,694	162,894
Total non-current deferred revenue	144,356	163,618
Total current and non-current deferred revenue	$222,704	$236,937

Deferred revenue from our Genentech Agreement represents $58.6 million and $137.9 million of the current and non-current development deferred revenue balances, respectively, as of March 31, 2021 and $55.1 million and $157.0 million of the current and non-current development deferred revenue balances, respectively, as of December 31, 2020. In general, we expect that the current amounts will be recognized as revenue within 12 months and the non-current amounts will be recognized as revenue over a period of approximately five to six years from March 31, 2021. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on the various development activities.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Changes in deferred revenue during the three months ended March 31, 2021 were as follows (in thousands):

Deferred revenue balance at December 31, 2020	$236,937
Additions to deferred revenue during the period	7,118
Revenue recognized during the period	(21,351)
Deferred revenue balance at March 31, 2021	$222,704

As of March 31, 2021, $19.0 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2020. This is inclusive of $0.2 million of sequencing revenue recognized as a result of cancelled biopharmaceutical and research customer sequencing contracts, $0.2 million of sequencing revenue related to Medicare that was recognized due to our determination that additional testing for specific patients was remote and $0.4 million related to a change in anticipated samples to be received in connection with an MRD agreement.
8.	Leases

We have operating lease agreements for laboratory and office facilities in Seattle, Washington, South San Francisco, California and New York City, New York, as well as server space. We previously entered into a $2.1 million letter of credit with one of our financial institutions in connection with one of our leases. As of March 31, 2021, we were not party to any finance leases. Our leases have remaining terms of 1.1 years to 12.4 years and include options to extend certain of the leases up to 10.0 years and terminate certain of the leases after 3.0 years. We adjust lease terms for these options only when it is reasonably certain we will exercise these options. As of March 31, 2021, it was reasonably certain that we would exercise our option to terminate two of our leases after 3.0 years.

Other information related to our operating leases as of March 31, 2021 was as follows:

Weighted-average remaining lease term (in years)	11.07
Weighted-average discount rate	4.6%

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities as of March 31, 2021 (in thousands):

2021 (excluding the three months ended March 31, 2021)	$6,120
2022	13,554
2023	13,318
2024	13,030
2025	13,419
Thereafter	89,236
Total undiscounted lease payments	148,677
Less:
Imputed interest rate	(34,873)
Tenant improvement receivables	(14,244)
Total operating lease liabilities	$99,560
Less: current portion	(4,308)
Operating lease liabilities, less current portion	$95,252

Operating lease expense was $3.1 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. Variable lease expense for operating leases was $0.7 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

Cash paid for amounts included in the measurement of lease liabilities was $0.5 million, net of $1.2 million of cash received for tenant improvement allowances during the three months ended March 31, 2021. Cash paid for amounts included in the measurement of lease liabilities was $0.8 million, net of $0.3 million of cash received for tenant improvement allowances during the three months ended March 31, 2020.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Lease Not Yet Commenced

In March 2021, we entered into a lease to rent approximately 27,000 square feet of a warehouse in Bothell, Washington. Rent obligations commence six months after lease commencement and the lease expires 120 months thereafter, subject to an early termination option after the seventh year and an option to twice extend the lease for five years. This lease will be assessed for classification and a lease liability and corresponding ROU asset will be recorded upon lease commencement. Future non-cancellable undiscounted lease payments, exclusive of operating and maintenance costs, total $7.0 million. Furthermore, in connection with this lease, the landlord agreed to fund $1.2 million in improvements.
9.	Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We are not party to any material legal proceedings as of March 31, 2021.

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

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2021, no shares of preferred stock were outstanding.

Common Stock

We are authorized to issue 340,000,000 shares of common stock. Our common stock has a par value of $0.0001 per share, no preferences or privileges and is not redeemable. Holders of our common stock are entitled to one vote for each share of common stock held. The holders of record of outstanding shares of common stock shall be entitled to receive, when, as and if declared, out of funds legally available, such cash and other dividends as may be declared from time to time. As of March 31, 2021, we had 139,884,698 shares of common stock outstanding.

As of March 31, 2021, we have reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	14,198,533
Shares available for future grant under the 2019 Equity Incentive Plan	23,600,732
Shares available for future grant under the Employee Stock Purchase Plan	2,804,298
Total shares of common stock reserved for future issuance	40,603,563

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Effective January 1, 2021, our 2019 Plan reserve increased by 6,882,344 shares. Our board of directors determined not to increase the ESPP reserve in 2021.

Common Stock Warrant

In 2014, we issued a warrant to purchase 56,875 shares of Series C convertible preferred stock at an exercise price of $2.64. The warrant was exercisable for a period of seven years from the date of issuance. Immediately prior to and in connection with the completion of our initial public offering on July 1, 2019, this convertible preferred stock warrant was converted to a warrant to purchase the same number of shares of common stock. The warrant was exercised on February 25, 2021 through a cashless exercise, resulting in the issuance of 54,162 shares of our common stock. The impact of this cashless exercise was immaterial to our unaudited condensed consolidated financial statements. As of March 31, 2021, there were no outstanding warrants to purchase common stock.
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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the option exercise price per share shall not be less than the fair market value of a share of stock on the grant date of the option, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain option and restricted stock unit grants made to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of March 31, 2021, we have authorized 29,148,701 shares of common stock for issuance under the 2019 Plan.

Changes in shares available for grant during the three months ended March 31, 2021 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2020	18,617,001
2019 Plan reserve increase on January 1, 2021	6,882,344
Options and restricted stock units granted	(2,240,923)
Options and restricted stock units forfeited, cancelled or expired	342,310
Shares available for grant at March 31, 2021	23,600,732

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock option activity under the 2009 Plan and 2019 Plan during the three months ended March 31, 2021 was as follows:

	Shares Subject to Outstanding Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	14,433,560	$12.82	$668,458
Options granted	1,635,608	45.33
Options forfeited or cancelled	(328,594)	15.47
Options expired	(10,050)	0.19
Options exercised	(2,183,640)	6.61
Options outstanding at March 31, 2021	13,546,884	$17.69	$319,063
Options vested and exercisable at March 31, 2021	6,853,224	$8.56	$217,592

The weighted-average remaining contractual life for options outstanding as of March 31, 2021 was 7.2 years. The weighted-average remaining contractual life for vested and exercisable options outstanding as of March 31, 2021 was 5.7 years.

As of March 31, 2021, $0.5 million was included in the prepaid expenses and other current assets line item on our unaudited condensed consolidated balance sheet for unsettled cash proceeds related to options exercised during the three months ended March 31, 2021. Of the $14.2 million proceeds from exercise of stock options included on our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2021, $0.3 million related to options exercised prior to but settled during the three months ended March 31, 2021. Of the $5.0 million proceeds from exercise of stock options included on our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2020, $0.5 million related to options exercised prior to but settled during the three months ended March 31, 2020.

Restricted stock unit activity under the 2019 Plan during the three months ended March 31, 2021 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested outstanding restricted stock units at December 31, 2020	50,000	$28.10
Restricted stock units granted	605,315	44.10
Restricted stock units forfeited or cancelled	(3,666)	62.40
Nonvested outstanding restricted stock units at March 31, 2021	651,649	$42.77

Grant Date Fair Value of Options and Restricted Stock Units Granted

The estimated grant date fair value of options granted during the three months ended March 31, 2021 and 2020 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2021	2020
Fair value of common stock	$43.68 - $66.50	$17.68 - $31.71
Expected term (in years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	0.5% - 1.1%	0.7% - 1.7%
Expected volatility	67.1% - 68.4%	70.5% - 72.1%
Expected dividend yield	—	—

The weighted-average volatility used in the grant date fair value calculations of options granted during the three months ended March 31, 2021 and 2020 was 68.2% and 70.7%, respectively.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The determination of the grant date fair value of stock options using a Black-Scholes option-pricing model is affected by the fair value of our common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:

Fair value of common stock—The fair value of each share of common stock is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market.

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

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market.

Share-based compensation expense of $8.5 million and $4.7 million was recognized during the three months ended March 31, 2021 and 2020, respectively.

The compensation costs related to stock options and restricted stock units for the three months ended March 31, 2021 and 2020 are included on our statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$328	$172
Research and development	2,883	1,544
Sales and marketing	2,495	1,157
General and administrative	2,778	1,802
Total share-based compensation expense	$8,484	$4,675

As of March 31, 2021, unrecognized share-based compensation expense related to unvested stock options was $109.1 million, which is expected to be recognized over a remaining weighted-average period of 3.2 years. Additionally, as of March 31, 2021, unrecognized share-based compensation expense related to unvested restricted stock units was $27.0 million, which is expected to be recognized over a remaining weighted-average period of 3.8 years.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

12.	Net Loss Per Share Attributable to Common Shareholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common shareholders for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss	$(40,642)	$(31,403)
Weighted-average shares used in computing net loss per share	138,967,754	126,058,389
Net loss per share attributable to common shareholders, basic and diluted	$(0.29)	$(0.25)

Since we were in a loss position for all periods presented, basic net loss per share attributable to common shareholders is the same as diluted net loss per share attributable to common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common shareholders for the three months ended March 31, 2021 and 2020, as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Stock options issued and outstanding	13,516,949	16,823,569
Nonvested restricted stock units	238,583	3,618
Common stock warrant	34,757	56,875
Total	13,790,289	16,884,062

Adaptive Biotechnologies Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and the other financial information appearing elsewhere in this report, as well as the other financial information we file with the SEC from time to time. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties relating to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.

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

Our immune medicine platform is the foundation for our expanding suite of products and services. The cornerstone of our platform and core immunosequencing product, immunoSEQ, serves as our underlying research and development engine and generates revenue from biopharmaceutical and academic customers. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration for the detection and monitoring of MRD in patients with multiple myeloma (“MM”), B cell acute lymphoblastic leukemia (“ALL”) and chronic lymphocytic leukemia (“CLL”), and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers. Since our inception, we have devoted a majority of our resources to research and development activities to develop our immune medicine platform.

We are using the TCR-Antigen Map to develop research solutions and diagnostic products, such as immunoSEQ T-MAP and T-Detect. T-Detect COVID, for which we have received emergency use authorization, confirms past SARS-CoV-2 infection, the virus that causes COVID-19, and is also the first indication for the T-Detect product line. We are finalizing clinical validation of T-Detect for acute Lyme disease, have identified a clinical signal for Crohn’s disease and continue to pursue signals for other disease states, in parallel.

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

For our clinical diagnostics customers, we sell our clonoSEQ diagnostic test and T-Detect COVID test, which include our immunosequencing services and are thus recorded as sequencing revenue. In the future, we intend to sell other diagnostic products and services, including other indications for T-Detect, which we also expect to record as sequencing revenue.

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

Adaptive Biotechnologies Corporation

We are actively pursuing opportunities to deepen our relationships with current customers and initiate relationships with new customers. We have an experienced, specialty salesforce that is targeting department heads, laboratory directors, principal investigators, core facility directors, clinicians, payors, research scientists and pathologists at leading academic institutions, biopharmaceutical companies, research institutions and contract research organizations. As MRD assessment becomes standard practice for patient management across a range of blood cancers, we believe it will be essential for clinicians and patients to have access to a highly accurate, sensitive and standardized MRD assessment tool. We are focused on establishing and maintaining collaborative relationships with payors, developing health economic evidence and building billing and patient access infrastructure to expand reimbursement coverage for our clinical diagnostics. We continue to seek expanded coverage of our clonoSEQ diagnostic test and have successfully expanded coverage through contractual agreements or positive medical policies with Medicare and several of the largest national private health insurers in the United States.

We generated revenue of $38.4 million and $20.9 million for the three months ended March 31, 2021 and 2020, respectively. Our net losses were $40.6 million and $31.4 million for the three months ended March 31, 2021 and 2020, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, sequencing and development revenue. As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $745.0 million and $806.8 million, respectively.

Components of Results of Operations

Revenue

We derive our revenue from two sources: (1) sequencing revenue and (2) development revenue.

Sequencing revenue. Sequencing revenue reflects the amounts generated from providing testing services through clonoSEQ to clinical and research customers, from providing our T-Detect COVID test to clinical customers and from providing sequencing services through immunoSEQ to research customers.

For our clinical customers, we primarily derive revenue from providing our clonoSEQ report to ordering physicians. We bill medical institutions and commercial and government payors based on tests delivered to ordering physicians. Amounts paid for clonoSEQ diagnostic tests by medical institutions and commercial and government payors vary based on respective reimbursement rates and patient responsibilities, which may differ from our targeted list price. To date, the majority of our clonoSEQ diagnostic test revenue has been received from medical institutions. We recognize clinical revenue by evaluating customer payment history, contracted reimbursement rates, if applicable, and other adjustments to estimate the amount of revenue that is collectible.

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

For our research customers, which include biopharmaceutical customers and academic institutions, delivery of the sequencing results may include some level of professional support and analysis. Terms with biopharmaceutical customers generally include non-refundable upfront payments, which we record as deferred revenue. For all research customers, we recognize revenue as we deliver sequencing results. From time to time, we offer discounts in order to gain rights and access to certain datasets. Revenue is recognized net of these discounts and costs associated with these services are reflected in cost of revenue.

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

Adaptive Biotechnologies Corporation

Due to the ongoing uncertainties related to the COVID-19 pandemic, while we expect a more normalized cadence of sample collection as compared to prior periods, we may continue to experience variability in revenue in the near term as our customers’ abilities to procure samples for their research initiatives change, as customer initiatives evolve and as clinical testing is impacted.

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

We expect our research and development expenses to continue to increase in absolute dollars as we innovate and expand the application of our platform. However, we expect research and development expenses to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts. While the pace and priorities of our research and development initiatives may continue to be impacted by the COVID-19 pandemic, we expect to continue to increase expenses in both the near and long term to support our ongoing initiatives, which include our initiatives with respect to COVID-19.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel-related expenses for commercial sales, account management, marketing, reimbursement, medical education and business development personnel that support commercialization of our platform products. In addition, these expenses include external costs, such as advertising expenses, customer education and promotional expenses, market analysis expenses, conference fees, travel expenses and allocated facility costs.

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

Adaptive Biotechnologies Corporation

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

Statements of Operations Data and Other Financial and Operating Data

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Revenue
Sequencing revenue	$15,174	$9,469
Development revenue	23,268	11,441
Total revenue	38,442	20,910
Operating expenses
Cost of revenue	9,991	5,343
Research and development	33,772	23,935
Sales and marketing	20,604	14,007
General and administrative	14,936	11,821
Amortization of intangible assets	419	424
Total operating expenses	79,722	55,530
Loss from operations	(41,280)	(34,620)
Interest and other income, net	638	2,894
Income tax benefit	—	323
Net loss	$(40,642)	$(31,403)
Net loss per share attributable to common shareholders, basic and diluted	$(0.29)	$(0.25)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	138,967,754	126,058,389
Other Financial and Operating Data:
Adjusted EBITDA (1)	$(30,125)	$(27,967)

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

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Revenue
Sequencing revenue	$15,174	$9,469	$5,705	60%	39%	45%
Development revenue	23,268	11,441	11,827	103	61	55
Total revenue	$38,442	$20,910	$17,532	84	100%	100%

Total revenue was $38.4 million for the three months ended March 31, 2021, compared to $20.9 million for the three months ended March 31, 2020, representing an increase of $17.5 million, or 84%.

Adaptive Biotechnologies Corporation

Sequencing revenue increased to $15.2 million for the three months ended March 31, 2021, representing an increase of $5.7 million, or 60%. The increase in sequencing revenue was primarily attributable to a $5.2 million increase in revenue generated from biopharmaceutical customers and a $0.5 million increase in revenue generated from clonoSEQ clinical customers.

Research sequencing volume increased by 17% to 7,026 sequences delivered in the three months ended March 31, 2021 from 6,030 sequences delivered in the three months ended March 31, 2020. Clinical sequencing volume, excluding T-Detect COVID volume, increased by 35% to 4,757 clinical tests delivered in the three months ended March 31, 2021 from 3,518 clinical tests delivered in the three months ended March 31, 2020.

Development revenue increased to $23.3 million for the three months ended March 31, 2021, representing an increase of $11.8 million, or 103%. The increase was primarily attributable to $7.0 million recognized upon the achievement of certain regulatory milestones by our customers’ therapeutics, as well as a $4.7 million increase in revenue generated from the Genentech Agreement.

Cost of Revenue

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Cost of revenue	$9,991	$5,343	$4,648	87%	26%	26%

Cost of revenue was $10.0 million for the three months ended March 31, 2021, compared to $5.3 million for the three months ended March 31, 2020, representing an increase of approximately $4.6 million, or 87%. The increase was primarily attributable to $2.3 million in additional labor and overhead costs and a $1.3 million increase in allocable facility expenses related to our new headquarters under construction. Increased revenue sample volume and product mix also led to an increase in materials cost of $0.7 million and $0.6 million, respectively, and shipping costs increased $0.2 million. These increases were partially offset by a $0.7 million decrease related to higher usage of our production laboratory to process research and development samples versus revenue samples.

Research and Development

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Research and development	$33,772	$23,935	$9,837	41%	88%	114%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change
Research and development materials and allocated production laboratory expenses	$12,767	$10,415	$2,352
Personnel expenses	14,675	9,989	4,686
Allocable facilities and information technology expenses	1,526	1,025	501
Software and cloud services expenses	834	876	(42)
Depreciation and other expenses	3,970	1,630	2,340
Total	$33,772	$23,935	$9,837

Research and development expenses were $33.8 million for the three months ended March 31, 2021, compared to $23.9 million for the three months ended March 31, 2020, representing an increase of approximately $9.8 million, or 41%. The increase was primarily attributable to a $4.7 million increase in personnel costs, a $2.4 million increase in cost of materials and allocated production laboratory expenses and a $2.3 million increase in depreciation and other expenses, which includes a $1.4 million increase in collaboration and medical advisory costs. The increase in cost of materials and allocated production laboratory expenses was primarily driven by increased investments in our drug discovery efforts.

Adaptive Biotechnologies Corporation

Sales and Marketing

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Sales and marketing	$20,604	$14,007	$6,597	47%	54%	67%

Sales and marketing expenses were $20.6 million for the three months ended March 31, 2021, compared to $14.0 million for the three months ended March 31, 2020, representing an increase of $6.6 million, or 47%. The increase was primarily attributable to $6.0 million in additional personnel costs, $0.8 million in additional marketing expenses and $0.5 in additional consultant costs. Our T-Detect COVID marketing efforts, which mainly related to our emergency use authorization and early access launches, and increased shared corporate marketing services were the largest drivers of the $0.8 million increase in marketing expenses. These increases were partially offset by a $0.9 million decrease in travel and customer event related expenses.

General and Administrative

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
General and administrative	$14,936	$11,821	$3,115	26%	39%	57%

General and administrative expenses were $14.9 million for the three months ended March 31, 2021, compared to $11.8 million for the three months ended March 31, 2020, representing an increase of $3.1 million, or 26%. The increase was primarily attributable to a $2.8 million increase in personnel costs, as well as a $0.4 million increase in building, facility and depreciation related expenses, a $0.3 million increase in computer and software costs and a $0.3 million increase in insurance costs. These increases were partially offset by a $0.6 million decrease in legal, accounting and tax fees.

Interest and Other Income, Net

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2021	2020	$	%
Interest and other income, net	$638	$2,894	$(2,256)	(78)%

Interest and other income, net was $0.6 million for the three months ended March 31, 2021, compared to $2.9 million for the three months ended March 31, 2020, representing a decrease of $2.3 million, or approximately 78%. The decrease was primarily attributable to a $2.4 million decrease in net interest income and investment amortization resulting from reductions in interest rates and related yields.

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

Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. We may in the future incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. In particular, we expect to incur meaningful share-based compensation expense in the future. Other limitations include that Adjusted EBITDA does not reflect:

•	all expenditures or future requirements for capital expenditures or contractual commitments;
•	changes in our working capital needs;
•	income tax benefit (expense), which may be a necessary element of our costs and ability to operate;
•	the costs of replacing the assets being depreciated and amortized, which will often have to be replaced in the future;

Adaptive Biotechnologies Corporation

•	the non-cash component of employee compensation expense; and
•	the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations.

In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

The following is a reconciliation of our net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(40,642)	$(31,403)
Interest and other income, net	(638)	(2,894)
Income tax benefit	—	(323)
Depreciation and amortization expense	2,671	1,978
Share-based compensation expense (1)	8,484	4,675
Adjusted EBITDA	$(30,125)	$(27,967)

(1) Represents share-based compensation expense related to option and restricted stock unit awards. See Note 11 of the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this report for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through March 31, 2021, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of March 31, 2021, we had an accumulated deficit of $552.3 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, sequencing and development revenue. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $745.0 million.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

If our available cash, cash equivalents and marketable securities balances and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our shareholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. This additional capital may not be available on reasonable terms, or at all.

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

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. See Note 8 of the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this report for more information regarding our contractual obligations relating to lease agreements.

As long-term revenue from sales of our current and future products and services is expected to grow, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.

Adaptive Biotechnologies Corporation

Cash Flows

The following table summarizes our uses and sources of cash for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(58,245)	$(31,606)
Net cash provided by investing activities	93,819	142,759
Net cash provided by financing activities	14,614	4,959

Operating Activities

Cash used in operating activities during the three months ended March 31, 2021 was $58.2 million, which was primarily attributable to a net loss of $40.6 million and a net change in our operating assets and liabilities of $32.6 million, partially offset by noncash share-based compensation of $8.5 million, noncash depreciation and amortization of $4.8 million and noncash lease expense of $1.7 million. The net change in our operating assets and liabilities was primarily due to a $14.2 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, an increase in accounts receivable of $9.7 million due primarily to $7.0 million in MRD milestones earned, a reduction in accounts payable and accrued liabilities of $7.3 million largely related to the payout of our annual corporate bonus payments and an increase in inventory of $3.4 million, all of which were partially offset by reductions in prepaid expenses and other assets of $1.3 million and an increase in operating lease liabilities of $0.8 million.

Cash used in operating activities during the three months ended March 31, 2020 was $31.6 million, which was primarily attributable to a net loss of $31.4 million and a net change in our operating assets and liabilities of $6.7 million, partially offset by noncash share-based compensation of $4.7 million, noncash depreciation and amortization of $1.4 million and noncash lease expense of $0.6 million. The net change in our operating assets and liabilities was primarily due to a $6.9 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, a reduction in accounts payable and accrued liabilities of $4.6 million largely related to the payout of our annual corporate bonus payments and an increase in inventory of $1.4 million, all of which were partially offset by reductions in accounts receivable and prepaid expenses and other assets of $3.3 million and $3.5 million, respectively.

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2021 was $93.8 million, which was primarily attributable to proceeds from maturities of marketable securities of $125.0 million, partially offset by purchases of property and equipment of $15.8 million and purchases of marketable securities of $15.3 million.

Cash provided by investing activities during the three months ended March 31, 2020 was $142.8 million, which was primarily attributable to proceeds from sales and maturities of marketable securities of $253.5 million, partially offset by purchases of marketable securities of $107.7 million and purchases of property and equipment of $3.0 million.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2021 was $14.6 million, which was primarily attributable to proceeds from the exercise of stock options.

Cash provided by financing activities during the three months ended March 31, 2020 was $5.0 million, which was attributable to proceeds from the exercise of stock options.

Adaptive Biotechnologies Corporation

Net Operating Loss Carryforwards

Utilization of our net operating loss (“NOL”) carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through December 31, 2020. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the Tax Cuts and Jobs Act of 2017, federal net operating losses incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOL is subject to an annual limitation. Net operating losses generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2020. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2020. In March 2020, under the newly enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of the loss. Additionally, the CARES Act temporarily removes the 80% limitation, reinstating it for tax years beginning after 2020. However, none of these provisions have an impact on our tax provision.

Critical Accounting Policies and Estimates

We have prepared our financial statements in accordance with GAAP. Our preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the financial statements, as well as revenue and expense recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas, including, but not limited to, estimates of progress to date for certain performance obligations and transaction price for certain contracts with customers, share-based compensation, the provision for income taxes, including related reserves, and goodwill, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

While our significant accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in Note 2 of the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this report, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of our financial statements:

•	revenue recognition;
•	share-based compensation; and
•	goodwill.

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and marketable securities. As of March 31, 2021, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in this report. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operations, product pipeline, operating results, financial condition or liquidity, and consequently, the value of our securities. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects.

There have been no material changes to the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Adaptive Biotechnologies Corporation

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report
3.1	Amended and Restated Articles of Incorporation	8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws	8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019	S-1	333-231838	4.1	5/30/2019
10.1*	Adaptive Biotechnologies Corporation Non-Employee Director Compensation Policy	10-K	001-38957	10.12	2/24/2021
10.2*	Form of Stock Option Agreement for Non-U.S. Participants	10-K	001-38957	10.16	2/24/2021
10.3*	Form of Restricted Stock Unit Agreement for Non-U.S. Participants	10-K	001-38957	10.17	2/24/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
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

Adaptive Biotechnologies Corporation

Date: May 5, 2021	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Chad Cohen
Chad Cohen
Chief Financial Officer (Principal Financial and Accounting Officer)