Form 10-Q
period 2021-06-30
Adaptive Biotechnologies Corp
filed 2021-08-04
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 140,765,849 shares of common stock, $0.0001 par value per share, outstanding.

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

•

our ability to develop and commercialize products related to COVID-19, such as our ability to develop a map of the T cell response to the SARS-CoV-2 virus (“immunoSEQ T-MAP COVID”), the commercialization of a T cell-based clinical diagnostic product for COVID-19 (“T-Detect COVID”) and the development of neutralizing antibody products or processes; and

•

the potential adverse effect on our business, operations and plans or timelines (including those plans and timelines related to expansion initiatives and clinical development) resulting from the ongoing COVID-19 pandemic, including potential impacts of our “return to office” initiatives on hiring, training, retention and corporate culture, as well as impacts to supply chain.

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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$184,186	$123,436
Short-term marketable securities (amortized cost of $413,965 and $564,036, respectively)	414,227	564,833
Accounts receivable, net	14,174	10,047
Inventory	18,612	14,063
Prepaid expenses and other current assets	12,530	14,535
Total current assets	643,729	726,914
Long-term assets
Property and equipment, net	75,235	39,692
Operating lease right-of-use assets	92,067	99,350
Long-term marketable securities (amortized cost of $91,177 and $118,429, respectively)	91,131	118,525
Restricted cash	2,138	2,138
Intangible assets, net	9,383	10,225
Goodwill	118,972	118,972
Other assets	719	598
Total assets	$1,033,374	$1,116,414
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$6,093	$3,237
Accrued liabilities	13,539	13,162
Accrued compensation and benefits	8,630	11,950
Current portion of operating lease liabilities	4,833	3,529
Current portion of deferred revenue	83,553	73,319
Total current liabilities	116,648	105,197
Long-term liabilities
Operating lease liabilities, less current portion	103,774	104,333
Deferred revenue, less current portion	119,642	163,618
Total liabilities	340,064	373,148
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at June 30, 2021 and December 31, 2020; 140,663,755 and 137,646,896 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	1,294,506	1,253,971
Accumulated other comprehensive gain	216	893
Accumulated deficit	(601,555)	(511,612)
Total Adaptive Biotechnologies Corporation shareholders’ equity	693,181	743,266
Noncontrolling interest	129	—
Total shareholders’ equity	693,310	743,266
Total liabilities and shareholders’ equity	$1,033,374	$1,116,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Sequencing revenue	$18,555	$7,985	$33,729	$17,454
Development revenue	19,950	13,003	43,218	24,444
Total revenue	38,505	20,988	76,947	41,898
Operating expenses
Cost of revenue	10,765	4,912	20,756	10,255
Research and development	37,800	25,992	71,572	49,927
Sales and marketing	23,216	14,332	43,820	28,339
General and administrative	16,066	12,238	31,002	24,059
Amortization of intangible assets	423	423	842	847
Total operating expenses	88,270	57,897	167,992	113,427
Loss from operations	(49,765)	(36,909)	(91,045)	(71,529)
Interest and other income, net	464	1,893	1,102	4,787
Income tax benefit	—	1,481	—	1,804
Net loss	$(49,301)	$(33,535)	$(89,943)	$(64,938)
Net loss per share attributable to common shareholders, basic and diluted	$(0.35)	$(0.26)	$(0.64)	$(0.51)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	140,359,317	127,383,582	139,667,380	126,720,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(49,301)	$(33,535)	$(89,943)	$(64,938)
Change in unrealized gains and losses on investments	(415)	(1,160)	(677)	1,482
Comprehensive loss	$(49,716)	$(34,695)	$(90,620)	$(63,456)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Deficit	Interest	Shareholders’ Equity
Balance at March 31, 2020	126,621,829	$12	$945,026	$3,313	$(396,788)	$—	$551,563
Issuance of common stock for cash upon exercise of stock options	1,609,763	—	6,698	—	—	—	6,698
Vesting of restricted stock units	2,250	—	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	6,373	—	—	—	6,373
Other comprehensive loss	—	—	—	(1,160)	—	—	(1,160)
Net loss	—	—	—	—	(33,535)	—	(33,535)
Balance at June 30, 2020	128,233,842	$12	$958,097	$2,153	$(430,323)	$—	$529,939

Balance at March 31, 2021	139,884,698	$14	$1,277,197	$631	$(552,254)	$129	$725,717
Issuance of common stock for cash upon exercise of stock options	766,557	—	6,060	—	—	—	6,060
Vesting of restricted stock units	12,500	—	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	11,249	—	—	—	11,249
Other comprehensive loss	—	—	—	(415)	—	—	(415)
Net loss	—	—	—	—	(49,301)	—	(49,301)
Balance at June 30, 2021	140,663,755	$14	$1,294,506	$216	$(601,555)	$129	$693,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2019	125,238,142	$12	$935,834	$671	$(365,478)	$—	$571,039
Adjustments to accumulated deficit for adoption of guidance on accounting for leases	—	—	—	—	93	—	93
Issuance of common stock for cash upon exercise of stock options	2,991,200	—	11,215	—	—	—	11,215
Vesting of restricted stock units	4,500	—	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	11,048	—	—	—	11,048
Other comprehensive income	—	—	—	1,482	—	—	1,482
Net loss	—	—	—	—	(64,938)	—	(64,938)
Balance at June 30, 2020	128,233,842	$12	$958,097	$2,153	$(430,323)	$—	$529,939

Balance at December 31, 2020	137,646,896	$14	$1,253,971	$893	$(511,612)	$—	$743,266
Issuance of common stock upon exercise of common stock warrant	54,162	—	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options	2,950,197	—	20,502	—	—	—	20,502
Vesting of restricted stock units	12,500	—	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	19,733	—	—	—	19,733
Capital contributions for Spin Technologies, Inc.	—	—	300	—	—	129	429
Other comprehensive loss	—	—	—	(677)	—	—	(677)
Net loss	—	—	—	—	(89,943)	—	(89,943)
Balance at June 30, 2021	140,663,755	$14	$1,294,506	$216	$(601,555)	$129	$693,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(89,943)	$(64,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,734	3,129
Noncash lease expense	3,489	1,344
Share-based compensation expense	19,733	11,048
Intangible assets amortization	842	847
Investment amortization	4,174	(651)
Benefit from income tax	—	(1,804)
Other	(7)	49
Changes in operating assets and liabilities:
Accounts receivable, net	(4,127)	4,746
Inventory	(4,549)	(1,467)
Prepaid expenses and other current assets	1,995	4,206
Accounts payable and accrued liabilities	(2,476)	(1,891)
Operating lease liabilities	4,539	79
Deferred revenue	(33,742)	(17,165)
Other	(120)	(215)
Net cash used in operating activities	(95,458)	(62,683)
Investing activities
Purchases of property and equipment	(37,882)	(5,226)
Purchases of marketable securities	(96,352)	(107,747)
Proceeds from sales and maturities of marketable securities	269,500	433,224
Net cash provided by investing activities	135,266	320,251
Financing activities
Proceeds from exercise of stock options	20,513	11,296
Proceeds from initial capital contributions for Spin Technologies, Inc.	429	—
Net cash provided by financing activities	20,942	11,296
Net increase in cash, cash equivalents and restricted cash	60,750	268,864
Cash, cash equivalents and restricted cash at beginning of year	125,574	98,714
Cash, cash equivalents and restricted cash at end of period	$186,324	$367,578
Noncash investing and financing activities
Purchases of equipment included in accounts payable and accrued liabilities	$7,067	$1,736
Deferred offering costs included in accounts payable and accrued liabilities	$—	$277
Derecognition of lease financing arrangements upon adoption of guidance on accounting for leases	$—	$36,607

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

New Sequencing Technology

In 2021, we formed a corporate subsidiary, Spin Technologies, Inc. (“SpinTech”), to facilitate the development of a potential new early-stage sequencing technology that is ancillary to our core business. We have a 70% ownership interest in SpinTech. All intercompany transactions and balances between us and this majority-owned subsidiary have been eliminated in consolidation. The remaining interest, held by certain of our related parties and related family trusts, was reported as noncontrolling interest in our unaudited condensed consolidated financial statements.
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

Unaudited Interim Condensed Consolidated Financial Statements

In our opinion, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state the financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments were of a normal, recurring nature. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.

Restricted Cash

We are required to maintain certain balances under lease arrangements for some of our property and facility leases. We had restricted cash of $2.1 million as of June 30, 2021 and December 31, 2020.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Leases

We determine if an arrangement contains a lease at inception. We have operating lease agreements for the laboratory, office and warehouse facilities that we occupy, as well as server space. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the date the underlying asset becomes available for our use and are based on the present value of the future minimum lease payments over the lease term. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. As our leases generally do not provide an implicit interest rate, the present value of our future minimum lease payments is determined using our incremental borrowing rate. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term and is based on the information available to us at the lease commencement date, or as of January 1, 2020 for commenced leases that existed as of our adoption of the new lease standard.

Certain of our leases contain options to extend or terminate the lease; lease terms are adjusted for these options only when it is reasonably certain we will exercise these options. Our lease agreements do not contain residual value guarantees or covenants.

We have made a policy election regarding our real estate leases not to separate nonlease components from lease components, to the extent they are fixed. Nonlease components that are not fixed are expensed as incurred as variable lease expense. Our leases for laboratory, office and warehouse facilities typically include variable nonlease components, such as common-area maintenance costs. We have also elected not to record on the balance sheet a lease that has a lease term of twelve months or less and does not contain a purchase option that we are reasonably certain to exercise.

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

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Customer A	*%	*%	*%	*%	*%	19.1%
Customer B	*	*	*	*	15.0	12.2
Genentech, Inc. and Roche Group	46.0	63.0	44.1	58.7	*	*
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

For clinical customers, we primarily derive revenue from providing our clonoSEQ report to ordering physicians, and we bill and receive payments from medical institutions and commercial and government third-party payors. In these transactions, we have identified one performance obligation: the delivery of a clonoSEQ report. As payment from the respective payors may vary based on the various reimbursement rates and patient responsibilities, we consider the transaction price to be variable and record an estimate of the transaction price, subject to the constraint for variable consideration, as revenue at the time of delivery. The estimate of transaction price is based on historical and expected reimbursement rates with the various payors, which are monitored in subsequent periods and adjusted as necessary based on actual collection experience.

For our clonoSEQ coverage under Medicare, we bill an episode of treatment when we deliver the first eligible test results. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue recognition commences at the time the initial billable test result is delivered and is based upon cumulative tests delivered to date. We estimate the number of tests we expect to deliver over a patient’s treatment cycle based on historical testing frequencies for patients by indication. These estimates are subject to change as we develop more information about utilization over time. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and is recognized either as we deliver the remaining tests in a patient’s treatment cycle or when the likelihood becomes remote that a patient will receive additional testing and we have not delivered our estimate of total tests.

For research customers, contracts typically include an amount billed in advance of services (“upfront”) and subsequent billings as sample results are delivered to the customer. Upfront amounts received are recorded as deferred revenue, which we recognize as revenue upon satisfaction of performance obligations. We have identified two typical performance obligations under the terms of our research service contracts: sequencing services and related data analysis. We recognize revenue for both identified performance obligations as sample results are delivered to the customer. In periods where our sample estimates are reduced or a customer project is cancelled and, in either case, we have remaining related deferred revenue, we recognize revenue using a cumulative catch-up approach based on the proportion of samples delivered to date relative to the remaining samples expected to be delivered.

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

Net Loss Per Share Attributable to Common Shareholders

We calculate basic net loss per share attributable to common shareholders by dividing net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, common stock warrants, stock options and nonvested restricted stock units are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common shareholders, as their effect is anti-dilutive.
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

Under the contracts, we identify performance obligations, which may include: (1) obligations to provide services supporting the customer’s regulatory submission activities as they relate to our MRD product; and (2) sequencing services related to customer-provided samples for their regulatory submissions. The transaction price allocated to the respective performance obligations is estimated using an adjusted market assessment approach for the regulatory support services and a standalone selling price for the estimated immunosequencing services. At contract inception, we fully constrain any consideration related to the regulatory milestones, as the achievement of such milestones is subject to third-party regulatory approval and the customers’ own submission decision-making. We recognize revenue related to the sequencing services as sequencing revenue over time using an output method based on the proportion of sample results delivered relative to the total amount of sample results expected to be delivered, when expected to be a faithful depiction of progress. We use the same method to recognize the regulatory support services. When an output method based on the proportion of sample results delivered is not expected to be a faithful depiction of progress, we utilize an input method using a cost-based model based on estimates of effort completed.

Due to changes in estimates of total samples to be provided under certain of our MRD development agreements for which we had previously received upfront consideration, we recognized revenue of $2.6 million and $3.2 million during the three and six months ended June 30, 2021, respectively, of which $0.3 million was recognized as development revenue in the respective periods.

During the three and six months ended June 30, 2021, we earned $1.5 million and $8.5 million, respectively, upon the achievement of certain regulatory milestones by our respective customers’ therapeutics. We recognized these earnings as development revenue within the respective periods, as we determined that the amounts were consistent with our estimated standalone selling prices and the respective performance obligations were complete.

In total, we recognized $2.3 million and $9.5 million in development revenue related to our MRD development agreements during the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.5 million in development revenue related to our MRD development agreements during the three and six months ended June 30, 2020, respectively.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2021, in future periods we could receive up to an additional $327.0 million in milestone payments if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of June 30, 2021. We excluded the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

As there are potential substantive developments necessary, which Genentech may be able to direct, we determined that we would apply a proportional performance model to recognize revenue for our performance obligation. We measure proportional performance using an input method based on costs incurred relative to the total estimated costs of research and development efforts to pursue both the Shared Products and Personalized Product pathways. When any of the potential regulatory and development milestones are no longer fully constrained and included in the transaction price, such amounts will be recognized using the cumulative catch-up method based on proportional performance at such time. We currently expect to recognize the revenue over a period of approximately seven to eight years from the effective date. This estimate of the research and development period considers pursuit options of development activities supporting both the Shared Products and the Personalized Product, but may be reduced or increased based on the various activities as directed by the joint committees, decisions made by Genentech, regulatory feedback or other factors not currently known.

We recognized revenue of $17.2 million and $12.7 million during the three months ended June 30, 2021 and 2020, respectively, and $32.8 million and $23.6 million during the six months ended June 30, 2021 and 2020, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.
4.	Fair Value Measurements

The following tables set forth the fair value of financial assets as of June 30, 2021 and December 31, 2020 that were measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$167,762	$—	$—	$167,762
U.S. government debt securities	—	475,510	—	475,510
Corporate bonds	—	29,848	—	29,848
Total financial assets	$167,762	$505,358	$—	$673,120

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$103,283	$—	$—	$103,283
U.S. government debt securities	—	671,777	—	671,777
Corporate bonds	—	11,581	—	11,581
Total financial assets	$103,283	$683,358	$—	$786,641

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

5.	Investments

Available-for-sale investments consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$403,968	$257	$—	$404,225
Corporate bonds	9,997	5	—	10,002
Total short-term marketable securities	$413,965	$262	$—	$414,227
Long-term marketable securities
U.S. government debt securities	$71,328	$—	$(43)	$71,285
Corporate bonds	19,849	4	(7)	19,846
Total long-term marketable securities	$91,177	$4	$(50)	$91,131

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$552,539	$723	$(10)	$553,252
Corporate bonds	11,497	86	(2)	11,581
Total short-term marketable securities	$564,036	$809	$(12)	$564,833
Long-term marketable securities
U.S. government debt securities	$118,429	$98	$(2)	$118,525
Total long-term marketable securities	$118,429	$98	$(2)	$118,525

All the U.S. government debt securities and corporate bonds designated as short-term marketable securities have an effective maturity date that is equal to or less than one year from the respective balance sheet date. Those that are designated as long-term marketable securities have an effective maturity date that is more than one year from the respective balance sheet date.

Accrued interest receivables are excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivables of $2.3 million and $2.5 million were presented separately within the prepaid expenses and other current assets line item on our unaudited condensed consolidated balance sheet as of June 30, 2021 and on our condensed consolidated balance sheet as of December 31, 2020, respectively.

The following table presents the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of June 30, 2021 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt securities	$71,285	$(43)	$—	$—
Corporate bonds	15,281	(7)	—	—
Total available-for-sale securities	$86,566	$(50)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of June 30, 2021, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of June 30, 2021 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

6.	Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(10,797)	$9,203
Purchased intellectual property	325	(145)	180
Balance at June 30, 2021	$20,325	$(10,942)	$9,383

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(9,972)	$10,028
Purchased intellectual property	325	(128)	197
Balance at December 31, 2020	$20,325	$(10,100)	$10,225

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. in 2015. The remaining balance of the acquired technology and the purchased intellectual property is expected to be amortized over the next 5.5 years.

As of June 30, 2021, expected future amortization expense for intangible assets was as follows (in thousands):

2021 (excluding the six months ended June 30, 2021)	$857
2022	1,699
2023	1,699
2024	1,703
2025	1,699
Thereafter	1,726
Total future amortization expense	$9,383

7.	Deferred Revenue

Deferred revenue by revenue classification as of June 30, 2021 and December 31, 2020 was as follows (in thousands):

	June 30, 2021	December 31, 2020
Current deferred revenue
Sequencing	$15,746	$15,463
Development	67,807	57,856
Total current deferred revenue	83,553	73,319
Non-current deferred revenue
Sequencing	298	724
Development	119,344	162,894
Total non-current deferred revenue	119,642	163,618
Total current and non-current deferred revenue	$203,195	$236,937

Deferred revenue from our Genentech Agreement represents $64.8 million and $114.4 million of the current and non-current development deferred revenue balances, respectively, as of June 30, 2021 and $55.1 million and $157.0 million of the current and non-current development deferred revenue balances, respectively, as of December 31, 2020. In general, we expect that the current amounts will be recognized as revenue within 12 months and the non-current amounts will be recognized as revenue over a period of approximately five to six years from June 30, 2021. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on the various development activities.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the three and six months ended June 30, 2021, we recognized $2.6 million and $3.4 million in revenue, respectively, as a result of changes in estimates of total samples to be provided under certain of our agreements and cancelled biopharmaceutical customer sequencing contracts for which we had received upfront consideration. Additionally, we recognized $0.5 million and $0.7 million of sequencing revenue during the three and six months ended June 30, 2021, respectively, related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote.

Changes in deferred revenue during the six months ended June 30, 2021 were as follows (in thousands):

Deferred revenue balance at December 31, 2020	$236,937
Additions to deferred revenue during the period	14,141
Revenue recognized during the period	(47,883)
Deferred revenue balance at June 30, 2021	$203,195

As of June 30, 2021, $40.6 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2020.
8.	Leases

We have operating lease agreements for laboratory and office facilities in Seattle, Washington, South San Francisco, California and New York City, New York, as well as server space. Additionally, in March 2021, we executed a lease to rent approximately 27,000 square feet of a warehouse in Bothell, Washington, which we classified as an operating lease upon commencement during the three months ended June 30, 2021. Rent obligations commence in October 2021 and the lease expires 120 months thereafter, subject to an early termination option after the seventh year and an option to twice extend the lease for five years. Furthermore, the landlord agreed to fund $1.2 million in improvements in connection with this lease. For the six months ended June 30, 2021, ROU assets obtained in exchange for operating lease liabilities was $5.4 million.

As of June 30, 2021, we were not party to any finance leases. Our leases have remaining terms of 0.8 years to 12.2 years and include options to extend certain of the leases for up to 10.0 years and terminate certain of the leases after as few as 3.0 years. We adjust lease terms for these options only when it is reasonably certain we will exercise these options. As of June 30, 2021, it was reasonably certain that we would exercise our option to terminate two of our leases after 3.0 years.

We previously entered into a $2.1 million letter of credit with one of our financial institutions in connection with one of our leases.

Other information related to our operating leases as of June 30, 2021 was as follows:

Weighted-average remaining lease term (in years)	10.88
Weighted-average discount rate	4.6%

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities as of June 30, 2021 (in thousands):

2021 (excluding the six months ended June 30, 2021)	$4,480
2022	14,184
2023	13,964
2024	13,692
2025	14,098
Thereafter	93,518
Total undiscounted lease payments	153,936
Less:
Imputed interest rate	(35,112)
Tenant improvement receivables	(10,217)
Total operating lease liabilities	$108,607
Less: current portion	(4,833)
Operating lease liabilities, less current portion	$103,774

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Operating lease expense was $3.1 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and $6.2 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively. Variable lease expense for operating leases was $0.8 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

Cash paid for amounts included in the measurement of lease liabilities was $3.5 million and cash received for tenant improvement allowances was $5.4 million during the six months ended June 30, 2021. Cash paid during the six months ended June 30, 2020 for amounts included in the measurement of lease liabilities was $0.9 million, net of $1.3 million of cash received for tenant improvement allowances.
9.	Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of June 30, 2021.

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

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2021, no shares of preferred stock were outstanding.

Common Stock

We are authorized to issue 340,000,000 shares of common stock. Our common stock has a par value of $0.0001 per share, no preferences or privileges and is not redeemable. Holders of our common stock are entitled to one vote for each share of common stock held. The holders of record of outstanding shares of common stock shall be entitled to receive, when, as and if declared, out of funds legally available, such cash and other dividends as may be declared from time to time. As of June 30, 2021, we had 140,663,755 shares of common stock outstanding.

As of June 30, 2021, we have reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	13,670,774
Shares available for future grant under the 2019 Equity Incentive Plan	23,349,434
Shares available for future grant under the Employee Stock Purchase Plan	2,804,298
Total shares of common stock reserved for future issuance	39,824,506

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

Common Stock Warrant

In 2014, we issued a warrant to purchase 56,875 shares of Series C convertible preferred stock at an exercise price of $2.64. The warrant was exercisable for a period of seven years from the date of issuance. Immediately prior to and in connection with the completion of our initial public offering on July 1, 2019, this convertible preferred stock warrant was converted to a warrant to purchase the same number of shares of common stock. The warrant was exercised on February 25, 2021 through a cashless exercise, resulting in the issuance of 54,162 shares of our common stock. The impact of this cashless exercise was immaterial to our unaudited condensed consolidated financial statements. As of June 30, 2021, there were no outstanding warrants to purchase common stock.
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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain option and restricted stock unit grants made to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of June 30, 2021, we have authorized 29,124,570 shares of common stock for issuance under the 2019 Plan.

Changes in shares available for grant during the six months ended June 30, 2021 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2020	18,617,001
2019 Plan reserve increase on January 1, 2021	6,882,344
Options and restricted stock units granted	(2,680,086)
Options and restricted stock units forfeited, cancelled or expired	530,175
Shares available for grant at June 30, 2021	23,349,434

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock option activity under the 2009 Plan and 2019 Plan during the six months ended June 30, 2021 was as follows:

	Shares Subject to Outstanding Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	14,433,560	$12.82	$668,458
Options granted	1,991,825	43.37
Options forfeited or cancelled	(493,858)	21.80
Options expired	(19,626)	16.38
Options exercised	(2,950,197)	6.95
Options outstanding at June 30, 2021	12,961,704	$18.50	$300,793
Options vested and exercisable at June 30, 2021	6,739,178	$9.25	$213,508

The weighted-average remaining contractual life for options outstanding as of June 30, 2021 was 7.3 years. The weighted-average remaining contractual life for vested and exercisable options as of June 30, 2021 was 6.0 years.

As of June 30, 2021, $0.2 million was included in the prepaid expenses and other current assets line item on our unaudited condensed consolidated balance sheet for unsettled cash proceeds related to options exercised during the six months ended June 30, 2021. Of the $20.5 million proceeds from exercise of stock options included on our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2021, $0.3 million related to options exercised prior to but settled during the six months ended June 30, 2021. Of the $11.3 million proceeds from exercise of stock options included on our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2020, $0.5 million related to options exercised prior to but settled during the six months ended June 30, 2020.

Restricted stock unit activity under the 2019 Plan during the six months ended June 30, 2021 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested outstanding restricted stock units at December 31, 2020	50,000	$28.10
Restricted stock units granted	688,261	42.93
Restricted stock units forfeited or cancelled	(16,691)	47.79
Restricted stock units vested	(12,500)	28.10
Nonvested outstanding restricted stock units at June 30, 2021	709,070	$42.03

Grant Date Fair Value of Options and Restricted Stock Units Granted

The estimated grant date fair value of options granted during the six months ended June 30, 2021 and 2020 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2021	2020
Fair value of common stock	$34.41 - $66.50	$17.68 - $41.90
Expected term (in years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	0.5% - 1.1%	0.4% - 1.7%
Expected volatility	67.1% - 68.7%	70.5% - 72.9%
Expected dividend yield	—	—

The weighted-average volatility used in the grant date fair value calculations of options granted during the six months ended June 30, 2021 and 2020 was 68.3% and 71.0%, respectively.

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

Expected volatility—As we do not have sufficient trading history for our common stock, the expected volatility is based on the historical volatility of our publicly traded industry peers utilizing a period of time consistent with our estimate of expected term.

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

Share-based compensation expense of $11.2 million and $6.4 million was recognized during the three months ended June 30, 2021 and 2020, respectively, and $19.7 million and $11.0 million was recognized during the six months ended June 30, 2021 and 2020, respectively.

The compensation costs related to stock options and restricted stock units for the three and six months ended June 30, 2021 and 2020, respectively, are included on our unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$408	$209	$736	$381
Research and development	3,791	2,152	6,674	3,696
Sales and marketing	3,302	1,667	5,797	2,824
General and administrative	3,748	2,345	6,526	4,147
Total share-based compensation expense	$11,249	$6,373	$19,733	$11,048

As of June 30, 2021, unrecognized share-based compensation expense related to unvested stock options was $103.8 million, which is expected to be recognized over a remaining weighted-average period of 3.1 years. Additionally, as of June 30, 2021, unrecognized share-based compensation expense related to unvested restricted stock units was $27.4 million, which is expected to be recognized over a remaining weighted-average period of 3.6 years.
12.	Net Loss Per Share Attributable to Common Shareholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to common shareholders for the three and six months ended June 30, 2021 and 2020, respectively (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(49,301)	$(33,535)	$(89,943)	$(64,938)
Weighted-average shares used in computing net loss per share	140,359,317	127,383,582	139,667,380	126,720,986
Net loss per share attributable to common shareholders, basic and diluted	$(0.35)	$(0.26)	$(0.64)	$(0.51)

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Since we were in a loss position for all periods presented, basic net loss per share attributable to common shareholders is the same as diluted net loss per share attributable to common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common shareholders for the three and six months ended June 30, 2021 and 2020, respectively, as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options issued and outstanding	13,204,775	16,919,027	13,360,000	16,871,297
Nonvested restricted stock units	676,411	48,621	458,707	26,120
Common stock warrant	—	56,875	17,282	56,875
Total	13,881,186	17,024,523	13,835,989	16,954,292

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

We generated revenue of $38.5 million and $21.0 million for the three months ended June 30, 2021 and 2020, respectively, and $76.9 million and $41.9 million for the six months ended June 30, 2021 and 2020, respectively. Our net losses were $49.3 million and $33.5 million for the three months ended June 30, 2021 and 2020, respectively, and $89.9 million and $64.9 million for the six months ended June 30, 2021 and 2020, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, sequencing and development revenue. As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $689.5 million and $806.8 million, respectively.

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

For our clonoSEQ coverage under Medicare, we bill an episode of treatment when we deliver the first eligible test results. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue recognition commences at the time the initial billable test result is delivered and is based upon cumulative tests delivered to date. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and recognized either as we deliver the remaining tests in a patient’s treatment cycle or when the likelihood becomes remote that a patient will receive additional testing and we have not delivered our estimate of total tests.

For our research customers, which include biopharmaceutical customers and academic institutions, delivery of the sequencing results may include some level of professional support and analysis. Terms with biopharmaceutical customers generally include non-refundable upfront payments, which we record as deferred revenue. For all research customers, we recognize revenue as we deliver sequencing results. From time to time, we offer discounts in order to gain rights and access to certain datasets. Revenue is recognized net of these discounts and costs associated with these services are reflected in cost of revenue. In periods where our sample estimates are reduced or a customer project is cancelled and, in either case, we have remaining related deferred revenue, we recognize revenue using a cumulative catch-up approach based on the proportion of samples delivered to date relative to the remaining samples expected to be delivered.

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

Adaptive Biotechnologies Corporation

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

Due to the ongoing uncertainties related to the COVID-19 pandemic, we may experience variability in revenue in the near term as our customers’ abilities to procure samples for their research initiatives change, as customer initiatives evolve and as clinical testing is impacted by the pandemic.

Cost of Revenue

Cost of revenue includes the cost of materials, personnel-related expenses (comprised of salaries, benefits and share-based compensation), shipping and handling, equipment and allocated facility costs associated with processing samples and professional support for our sequencing revenue. Allocated facility costs include depreciation of laboratory equipment and allocated facility occupancy and information technology costs. Costs associated with processing samples are recorded as expense, regardless of the timing of revenue recognition. As such, cost of revenue and related volume does not always trend in the same direction as revenue recognition and related volume. Additionally, costs to support our Genentech Agreement are a component of our research and development activities.

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

Statements of Operations Data and Other Financial and Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Revenue
Sequencing revenue	$18,555	$7,985	$33,729	$17,454
Development revenue	19,950	13,003	43,218	24,444
Total revenue	38,505	20,988	76,947	41,898
Operating expenses
Cost of revenue	10,765	4,912	20,756	10,255
Research and development	37,800	25,992	71,572	49,927
Sales and marketing	23,216	14,332	43,820	28,339
General and administrative	16,066	12,238	31,002	24,059
Amortization of intangible assets	423	423	842	847
Total operating expenses	88,270	57,897	167,992	113,427
Loss from operations	(49,765)	(36,909)	(91,045)	(71,529)
Interest and other income, net	464	1,893	1,102	4,787
Income tax benefit	—	1,481	—	1,804
Net loss	$(49,301)	$(33,535)	$(89,943)	$(64,938)
Net loss per share attributable to common shareholders, basic and diluted	$(0.35)	$(0.26)	$(0.64)	$(0.51)
Weighted-average shares used in computing net loss per share attributable to common shareholders, basic and diluted	140,359,317	127,383,582	139,667,380	126,720,986
Other Financial and Operating Data:
Adjusted EBITDA (1)	$(35,611)	$(28,538)	$(65,736)	$(56,505)

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

Adaptive Biotechnologies Corporation

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Revenue
Sequencing revenue	$18,555	$7,985	$10,570	132%	48%	38%
Development revenue	19,950	13,003	6,947	53	52	62
Total revenue	$38,505	$20,988	$17,517	83	100%	100%

The $10.6 million increase in sequencing revenue was primarily attributable to a $6.9 million increase in revenue generated from biopharmaceutical and academic customers, inclusive of a $2.3 million increase due to changes in estimates of total samples to be provided under certain of our MRD development agreements. Additionally, there was a $3.7 million increase in revenue generated from clinical customers, inclusive of a $0.5 million increase related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote.

Research sequencing volume increased by 65% to 6,900 sequences delivered in the three months ended June 30, 2021 from 4,185 sequences delivered in the three months ended June 30, 2020. Clinical sequencing volume, excluding T-Detect COVID volume, increased by 75% to 5,475 clinical tests delivered in the three months ended June 30, 2021 from 3,136 clinical tests delivered in the three months ended June 30, 2020.

The $6.9 million increase in development revenue was primarily attributable to a $4.5 million increase in revenue generated from the Genentech Agreement and a $2.2 million increase in revenue generated from MRD development agreements, inclusive of $1.5 million recognized upon the achievement of certain regulatory milestones by our customer's therapeutic and a $0.3 million increase resulting from a change in estimate of total samples to be provided under certain of our agreements.

Cost of Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Cost of revenue	$10,765	$4,912	$5,853	119%	28%	23%

The $5.9 million increase in cost of revenue was primarily attributable to $3.6 million in additional labor and overhead costs, as well as a $2.3 million increase in materials costs resulting from increased revenue sample volume. We also incurred $1.2 million in additional allocable facility expenses related to our new headquarters under construction and $0.7 million in additional shipping costs. These increases were partially offset by a $1.8 million decrease related to higher usage of our production laboratory to process research and development samples versus revenue samples, as well as a $0.4 million decrease in materials cost due to product mix.

Research and Development

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Research and development	$37,800	$25,992	$11,808	45%	98%	124%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Research and development materials and allocated production laboratory expenses	$15,066	$10,841	$4,225
Personnel expenses	15,248	10,907	4,341
Allocable facilities and information technology expenses	1,664	1,249	415
Software and cloud services expenses	1,023	765	258
Depreciation and other expenses	4,799	2,230	2,569
Total	$37,800	$25,992	$11,808

Adaptive Biotechnologies Corporation

The $11.8 million increase in research and development expenses was primarily attributable to a $4.3 million increase in personnel costs, a $4.2 million increase in cost of materials and allocated production laboratory expenses and a $2.6 million increase in depreciation and other expenses, which included a $1.0 million increase in collaboration and medical advisory costs and a $0.6 million increase in consultant costs. The increase in cost of materials and allocated production laboratory expenses was primarily driven by increased investments in our T-Detect and TCR-Antigen Map development and drug discovery efforts.

Sales and Marketing

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Sales and marketing	$23,216	$14,332	$8,884	62%	60%	68%

The $8.9 million increase in sales and marketing expenses was primarily attributable to $6.0 million in additional personnel costs, $1.7 million in additional marketing expenses and $0.5 million in travel and customer event related expenses. Our T-Detect marketing efforts were the largest driver of the $1.7 million increase in marketing expenses.

General and Administrative

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
General and administrative	$16,066	$12,238	$3,828	31%	42%	58%

The $3.8 million increase in general and administrative expenses was primarily attributable to a $3.2 million increase in personnel costs, as well as a $0.5 million increase in computer and software expenses, a $0.4 million increase in building, facility and depreciation related expenses and a $0.3 million increase in consultant costs. These increases were partially offset by a $0.6 million decrease in legal, accounting and tax fees and a $0.4 million decrease in business taxes.

Interest and Other Income, Net

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	$	%
Interest and other income, net	$464	$1,893	$(1,429)	(75)%

The $1.4 million decrease in interest and other income, net was primarily attributable to a $1.2 million decrease in net interest income and investment amortization resulting from reductions in interest rates and related yields.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Revenue
Sequencing revenue	$33,729	$17,454	$16,275	93%	44%	42%
Development revenue	43,218	24,444	18,774	77	56	58
Total revenue	$76,947	$41,898	$35,049	84	100%	100%

The $16.3 million increase in sequencing revenue was primarily attributable to an $11.8 million increase in revenue generated from biopharmaceutical and academic customers, inclusive of a $2.9 million increase due to changes in estimates of total samples to be provided under certain of our MRD development agreements and a $0.2 million decrease in revenue recognized from customer project cancellations. Additionally, there was a $4.5 million increase in revenue generated from clinical customers, inclusive of a $0.7 million increase related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote.

Adaptive Biotechnologies Corporation

Research sequencing volume increased by 36% to 13,926 sequences delivered in the six months ended June 30, 2021 from 10,215 sequences delivered in the six months ended June 30, 2020. Clinical sequencing volume, excluding T-Detect COVID volume, increased by 54% to 10,232 clinical tests delivered in the six months ended June 30, 2021 from 6,654 clinical tests delivered in the six months ended June 30, 2020.

The $18.8 million increase in development revenue was primarily attributable to a $9.2 million increase in revenue generated from the Genentech Agreement and a $9.0 million increase in revenue generated from MRD development agreements, inclusive of $8.5 million recognized upon the achievement of certain regulatory milestones by our customers' therapeutics and a $0.3 million increase resulting from a change in estimate of total samples to be provided under certain of our agreements.

Cost of Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Cost of revenue	$20,756	$10,255	$10,501	102%	27%	24%

The $10.5 million increase in cost of revenue was primarily attributable to $6.0 million in additional labor and overhead costs, as well as increased revenue sample volume and product mix, which resulted in an increase in materials cost of $2.9 million and $0.5 million, respectively. We also incurred $2.5 million in additional allocable facility expenses related to our new headquarters under construction and $1.0 million in additional shipping costs. These increases were partially offset by a $2.5 million decrease related to higher usage of our production laboratory to process research and development samples versus revenue samples.

Research and Development

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Research and development	$71,572	$49,927	$21,645	43%	93%	119%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Research and development materials and allocated production laboratory expenses	$27,833	$21,256	$6,577
Personnel expenses	29,923	20,896	9,027
Allocable facilities and information technology expenses	3,190	2,274	916
Software and cloud services expenses	1,857	1,641	216
Depreciation and other expenses	8,769	3,860	4,909
Total	$71,572	$49,927	$21,645

The $21.6 million increase in research and development expenses was primarily attributable to a $9.0 million increase in personnel costs, a $6.6 million increase in cost of materials and allocated production laboratory expenses and a $4.9 million increase in depreciation and other expenses, which included a $2.4 million increase in collaboration and medical advisory costs and a $0.8 million increase in consultant costs. The increase in cost of materials and allocated production laboratory expenses was primarily driven by increased investments in our drug discovery efforts and T-Detect and TCR-Antigen Map development.

Sales and Marketing

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Sales and marketing	$43,820	$28,339	$15,481	55%	57%	68%

The $15.5 million increase in sales and marketing expenses was primarily attributable to $12.0 million in additional personnel costs, as well as a $2.5 million increase in marketing expenses and a $0.9 million increase in consultant costs. Our T-Detect marketing efforts were the largest driver of the $2.5 million increase in marketing expenses, followed by an increase in shared corporate marketing services.

Adaptive Biotechnologies Corporation

General and Administrative

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
General and administrative	$31,002	$24,059	$6,943	29%	40%	57%

The $6.9 million increase in general and administrative expenses was primarily attributable to a $6.0 million increase in personnel costs, in addition to a $0.9 million increase in computer and software costs, a $0.8 million increase in building, facility and depreciation related expenses and a $0.5 million increase in insurance costs. These increases were partially offset by a $1.2 million decrease in legal, accounting and tax fees.

Interest and Other Income, Net

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	$	%
Interest and other income, net	$1,102	$4,787	$(3,685)	(77)%

The $3.7 million decrease in interest and other income, net was primarily attributable to a $3.5 million decrease in net interest income and investment amortization resulting from reductions in interest rates and related yields.

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

Adaptive Biotechnologies Corporation

The following is a reconciliation of our net loss to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(49,301)	$(33,535)	$(89,943)	$(64,938)
Interest and other income, net	(464)	(1,893)	(1,102)	(4,787)
Income tax benefit	—	(1,481)	—	(1,804)
Depreciation and amortization expense	2,905	1,998	5,576	3,976
Share-based compensation expense (1)	11,249	6,373	19,733	11,048
Adjusted EBITDA	$(35,611)	$(28,538)	$(65,736)	$(56,505)

(1) Represents share-based compensation expense related to option and restricted stock unit awards. See Note 11 of the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this report for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through June 30, 2021, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of June 30, 2021, we had an accumulated deficit of $601.6 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, sequencing and development revenue. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $689.5 million.

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

While we may experience variability in revenue in the near term, as long-term revenue from sales of our current and future products and services is expected to grow, we expect our accounts receivable and inventory balances to increase. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.

Adaptive Biotechnologies Corporation

Cash Flows

The following table summarizes our uses and sources of cash for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(95,458)	$(62,683)
Net cash provided by investing activities	135,266	320,251
Net cash provided by financing activities	20,942	11,296

Operating Activities

Cash used in operating activities during the six months ended June 30, 2021 was $95.5 million, which was primarily attributable to a net loss of $89.9 million and a net change in our operating assets and liabilities of $38.5 million, partially offset by noncash share-based compensation of $19.7 million, noncash depreciation and amortization of $9.8 million and noncash lease expense of $3.5 million. The net change in our operating assets and liabilities was primarily due to a $33.7 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, an increase in inventory of $4.5 million, an increase in accounts receivable of $4.1 million and a reduction in accounts payable and accrued liabilities of $2.5 million, all of which were partially offset by an increase in operating lease liabilities of $4.5 million and reductions in prepaid expenses and other assets of $2.0 million.

Cash used in operating activities during the six months ended June 30, 2020 was $62.7 million, which was primarily attributable to a net loss of $64.9 million, a net change in our operating assets and liabilities of $11.7 million and a benefit from income tax of $1.8 million, which were partially offset by noncash share-based compensation of $11.0 million, noncash depreciation and amortization of $3.3 million and noncash lease expense of $1.3 million. The net change in our operating assets and liabilities was primarily due to a $17.2 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, a $1.9 million reduction in accounts payable and accrued liabilities and a $1.5 million increase in inventory. These changes were partially offset by reductions in accounts receivable, net and prepaid expenses and other current assets of $4.7 million and $4.2 million, respectively.

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2021 was $135.3 million, which was primarily attributable to proceeds from maturities of marketable securities of $269.5 million, partially offset by purchases of marketable securities of $96.4 million and purchases of property and equipment of $37.9 million.

Cash provided by investing activities during the six months ended June 30, 2020 was $320.3 million, which was primarily attributable to proceeds from sales and maturities of marketable securities of $433.2 million, partially offset by purchases of marketable securities of $107.7 million and purchases of property and equipment of $5.2 million.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2021 was $20.9 million, which was primarily attributable to proceeds from the exercise of stock options.

Cash provided by financing activities during the six months ended June 30, 2020 was $11.3 million, which was attributable to proceeds from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and marketable securities. As of June 30, 2021, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Adaptive Biotechnologies Corporation

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report
3.1	Amended and Restated Articles of Incorporation	8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws	8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019	S-1	333-231838	4.1	5/30/2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Adaptive Biotechnologies Corporation

Date: August 4, 2021	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Chad Cohen
Chad Cohen
Chief Financial Officer (Principal Financial and Accounting Officer)