Form 10-Q
period 2021-09-30
Adaptive Biotechnologies Corp
filed 2021-11-03
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-38957

ADAPTIVE BIOTECHNOLOGIES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Washington	27-0907024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1165 Eastlake Avenue East Seattle, Washington	98109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 659-0067

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ADPT	The NASDAQ Stock Market LLC

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

As of October 29, 2021, the registrant had 141,131,844 shares of common stock, $0.0001 par value per share, outstanding.

Adaptive Biotechnologies Corporation

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements contained in this report other than statements of historical fact are forward-looking statements, which include but are not limited to, statements about:

•

our ability to leverage and extend our immune medicine platform to discover, develop and commercialize our products and services, including further commercialization and development of clonoSEQ and T-Detect products, particularly in light of the novelty of immune medicine and our methods;

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

•

our expected reliance on collaborators for development and clinical testing of potential diagnostic, therapeutic and drug development product candidates, which may fail at any time due to a number of possible unforeseen events;

•

our ability to develop and commercialize products related to COVID-19, such as our ability to develop a map of the T cell response to the SARS-CoV-2 virus, the commercialization of a T cell-based clinical diagnostic product for COVID-19 (“T-Detect COVID”), the development of neutralizing antibody products or processes and the development of COVID-19 vaccines together with Vaccibody; and

•

the potential adverse effect on our business, operations and plans or timelines (including those plans and timelines related to expansion initiatives and clinical development) resulting from the ongoing COVID-19 pandemic, including potential impacts to our supply chain, human capital and corporate culture.

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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$122,401	$123,436
Short-term marketable securities (amortized cost of $292,556 and $564,036, respectively)	292,639	564,833
Accounts receivable, net	17,122	10,047
Inventory	18,231	14,063
Prepaid expenses and other current assets	16,634	14,535
Total current assets	467,027	726,914
Long-term assets
Property and equipment, net	87,820	39,692
Operating lease right-of-use assets	89,446	99,350
Long-term marketable securities (amortized cost of $217,455 and $118,429, respectively)	217,379	118,525
Restricted cash	2,138	2,138
Intangible assets, net	8,955	10,225
Goodwill	118,972	118,972
Other assets	870	598
Total assets	$992,607	$1,116,414
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$8,252	$3,237
Accrued liabilities	17,034	13,162
Accrued compensation and benefits	12,034	11,950
Current portion of operating lease liabilities	5,108	3,529
Current portion of deferred revenue	79,954	73,319
Total current liabilities	122,382	105,197
Long-term liabilities
Operating lease liabilities, less current portion	108,044	104,333
Deferred revenue, less current portion	110,638	163,618
Total liabilities	341,064	373,148
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at September 30, 2021 and December 31, 2020; 141,027,487 and 137,646,896 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	1,308,946	1,253,971
Accumulated other comprehensive gain	7	893
Accumulated deficit	(657,458)	(511,612)
Total Adaptive Biotechnologies Corporation shareholders’ equity	651,509	743,266
Noncontrolling interest	34	—
Total shareholders’ equity	651,543	743,266
Total liabilities and shareholders’ equity	$992,607	$1,116,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Sequencing revenue	$22,106	$11,276	$55,835	$28,730
Development revenue	17,361	15,023	60,579	39,467
Total revenue	39,467	26,299	116,414	68,197
Operating expenses
Cost of revenue	14,189	6,053	34,945	16,308
Research and development	36,072	30,314	107,644	80,241
Sales and marketing	24,949	14,474	68,769	42,813
General and administrative	20,154	12,079	51,156	36,138
Amortization of intangible assets	428	428	1,270	1,275
Total operating expenses	95,792	63,348	263,784	176,775
Loss from operations	(56,325)	(37,049)	(147,370)	(108,578)
Interest and other income, net	327	1,018	1,429	5,805
Income tax (expense) benefit	—	(688)	—	1,116
Net loss	(55,998)	(36,719)	(145,941)	(101,657)
Add: Net loss attributable to noncontrolling interest	95	—	95	—
Net loss attributable to Adaptive Biotechnologies Corporation	$(55,903)	$(36,719)	$(145,846)	$(101,657)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.40)	$(0.27)	$(1.04)	$(0.79)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	140,833,564	134,372,026	140,060,379	129,289,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(55,998)	$(36,719)	$(145,941)	$(101,657)
Other comprehensive (loss) income:
Change in unrealized gains and losses on investments	(209)	(726)	(886)	756
Comprehensive loss	(56,207)	(37,445)	(146,827)	(100,901)
Add: Comprehensive loss attributable to noncontrolling interest	95	—	95	—
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(56,112)	$(37,445)	$(146,732)	$(100,901)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Deficit	Interest	Shareholders’ Equity
Balance at June 30, 2020	128,233,842	$12	$958,097	$2,153	$(430,323)	$—	$529,939
Issuance of common stock upon public offering, after deducting underwriters' discounts and net offering costs payable by us	7,200,000	1	271,838	—	—	—	271,839
Issuance of common stock for cash upon exercise of stock options	958,414	—	4,244	—	—	—	4,244
Common stock option and restricted stock unit share-based compensation	—	—	6,470	—	—	—	6,470
Other comprehensive loss	—	—	—	(726)	—	—	(726)
Net loss	—	—	—	—	(36,719)	—	(36,719)
Balance at September 30, 2020	136,392,256	$13	$1,240,649	$1,427	$(467,042)	$—	$775,047

Balance at June 30, 2021	140,663,755	$14	$1,294,506	$216	$(601,555)	$129	$693,310
Issuance of common stock for cash upon exercise of stock options	360,607	—	2,797	—	—	—	2,797
Vesting of restricted stock units	3,125	—	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	11,643	—	—	—	11,643
Other comprehensive loss	—	—	—	(209)	—	—	(209)
Net loss	—	—	—	—	(55,903)	(95)	(55,998)
Balance at September 30, 2021	141,027,487	$14	$1,308,946	$7	$(657,458)	$34	$651,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2019	125,238,142	$12	$935,834	$671	$(365,478)	$—	$571,039
Issuance of common stock upon public offering, after deducting underwriters' discounts and net offering costs payable by us	7,200,000	1	271,838	—	—	—	271,839
Adjustments to accumulated deficit for adoption of guidance on accounting for leases	—	—	—	—	93	—	93
Issuance of common stock for cash upon exercise of stock options	3,949,614	—	15,459	—	—	—	15,459
Vesting of restricted stock units	4,500	—	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	17,518	—	—	—	17,518
Other comprehensive income	—	—	—	756	—	—	756
Net loss	—	—	—	—	(101,657)	—	(101,657)
Balance at September 30, 2020	136,392,256	$13	$1,240,649	$1,427	$(467,042)	$—	$775,047

Balance at December 31, 2020	137,646,896	$14	$1,253,971	$893	$(511,612)	$—	$743,266
Issuance of common stock upon exercise of common stock warrant	54,162	—	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options	3,310,804	—	23,299	—	—	—	23,299
Vesting of restricted stock units	15,625	—	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	31,376	—	—	—	31,376
Capital contributions for Spin Technologies, Inc.	—	—	300	—	—	129	429
Other comprehensive loss	—	—	—	(886)	—	—	(886)
Net loss	—	—	—	—	(145,846)	(95)	(145,941)
Balance at September 30, 2021	141,027,487	$14	$1,308,946	$7	$(657,458)	$34	$651,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(145,941)	$(101,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,834	4,845
Noncash lease expense	5,259	2,217
Share-based compensation expense	31,376	17,518
Intangible assets amortization	1,270	1,275
Investment amortization	5,956	(484)
Benefit from income tax	—	(1,116)
Other	(9)	62
Changes in operating assets and liabilities:
Accounts receivable, net	(7,075)	802
Inventory	(4,168)	(1,667)
Prepaid expenses and other current assets	(2,239)	(3,886)
Accounts payable and accrued liabilities	5,518	30
Operating lease liabilities	9,935	(282)
Deferred revenue	(46,345)	(27,281)
Other	(272)	(215)
Net cash used in operating activities	(138,901)	(109,839)
Investing activities
Purchases of property and equipment	(52,501)	(9,433)
Purchases of marketable securities	(238,001)	(299,786)
Proceeds from sales and maturities of marketable securities	404,500	532,224
Net cash provided by investing activities	113,998	223,005
Financing activities
Proceeds from exercise of stock options	23,439	15,495
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	272,160
Payment of public offering costs, net	—	(321)
Proceeds from initial capital contributions for Spin Technologies, Inc.	429	—
Net cash provided by financing activities	23,868	287,334
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,035)	400,500
Cash, cash equivalents and restricted cash at beginning of year	125,574	98,714
Cash, cash equivalents and restricted cash at end of period	$124,539	$499,214
Noncash investing and financing activities
Purchases of equipment included in accounts payable and accrued liabilities	$8,133	$3,582
Derecognition of lease financing arrangements upon adoption of guidance on accounting for leases	$—	$36,607

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

Spin Technologies, Inc.

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

Restricted Cash

We are required to maintain certain balances under lease arrangements for some of our property and facility leases. We had restricted cash of $2.1 million as of September 30, 2021 and December 31, 2020.

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

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Customer A	*%	*%	*%	*%	16.1%	19.1%
Customer B	*	*	*	*	*	12.2
Customer C	*	10.3	*	*	*	*
Customer D	*	*	*	*	14.8	*
Genentech, Inc. and Roche Group	39.8	48.1	42.6	55.1	*	*
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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

For clinical customers, we primarily derive revenue from providing our clonoSEQ report to ordering physicians. In these transactions, we have identified one performance obligation, the delivery of a clonoSEQ report, and we bill and receive payments from medical institutions and commercial and government third-party payors. As payment from the respective payors may vary based on the various reimbursement rates and patient responsibilities, we consider the transaction price to be variable and record an estimate of the transaction price, subject to the constraint for variable consideration, as revenue at the time of delivery. The estimate of transaction price is based on historical and expected reimbursement rates with the various payors, which are monitored in subsequent periods and adjusted as necessary based on actual collection experience.

For our clonoSEQ coverage under Medicare, we bill an episode of treatment when we deliver the first eligible test results. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue recognition commences at the time the initial billable test result is delivered and is based upon cumulative tests delivered to date. We estimate the number of tests we expect to deliver over a patient’s treatment cycle based on historical testing frequencies for patients by indication. These estimates are subject to change as we develop more information about utilization over time. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and is recognized either as we deliver our estimate of the remaining tests in a patient’s treatment cycle or when the likelihood becomes remote that a patient will receive additional testing.

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

Development Revenue

We derive revenue by providing services through development agreements to biopharmaceutical customers who seek access to our immune medicine platform technologies. We generate revenues from the delivery of professional support activities pertaining to the use of immunoSEQ and our minimal residual disease (“MRD”) product in the development of the respective customers’ initiatives. The transaction price for these contracts may consist of a combination of non-refundable upfront fees, separately priced sequencing fees, progress-based milestones and regulatory milestones. The development agreements include single or multiple performance obligations, depending on the contract. For certain contracts, we perform services to support the biopharmaceutical customers’ regulatory submissions as part of their registrational trials. These services may include regulatory support pertaining to our technology intended to be utilized as part of the submission, development of analytical plans for our sequencing data, participation on joint research committees and assistance in completing a regulatory submission. Generally, these services are not distinct within the context of the contract and they are accounted for as a single performance obligation.

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

During the three months ended September 30, 2021, we executed an intellectual property license agreement that includes variable consideration related to sales-based royalties. Any consideration related to such royalties will be recognized as development revenue at the later of when (i) the related sales occur or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied (or partially satisfied).

Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

We calculate basic net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders by dividing net loss attributable to Adaptive Biotechnologies Corporation by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, common stock warrants, stock options and nonvested restricted stock units are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, as their effect is anti-dilutive.
3.	Revenue

MRD Development Agreements

We have entered into agreements with biopharmaceutical customers to further develop and commercialize our MRD product and the biopharmaceutical customers’ therapeutics. Under each of the agreements, we received or will receive non-refundable upfront payments and could receive substantial additional payments upon reaching certain progress-based milestones or achieving certain regulatory milestones pertaining to the customers’ therapeutics and our MRD product.

Under the contracts, we identify performance obligations, which may include: (1) obligations to provide services supporting the customer’s regulatory submission activities as they relate to our MRD product; and (2) sequencing services related to customer-provided samples for their regulatory submissions. The transaction price allocated to the respective performance obligations is estimated using an adjusted market assessment approach for the regulatory support services and a standalone selling price for the estimated immunosequencing services. At contract inception, we fully constrain any consideration related to regulatory milestones, as the achievement of such milestones is subject to third-party regulatory approval and the customers’ own submission decision-making. We recognize revenue related to the sequencing services as sequencing revenue over time using an output method based on the proportion of sample results delivered relative to the total amount of sample results expected to be delivered, when expected to be a faithful depiction of progress. We use the same method to recognize the regulatory support services. When an output method based on the proportion of sample results delivered is not expected to be a faithful depiction of progress, we utilize an input method using a cost-based model based on estimates of effort completed.

We recognized $3.2 million in revenue during the nine months ended September 30, 2021 due to changes in estimates of total samples to be provided under certain of our MRD development agreements for which we had previously received upfront consideration, of which $0.3 million was recognized as development revenue in the respective period.

We earned $1.5 million and $10.0 million during the three and nine months ended September 30, 2021, respectively, and $2.5 million during the three and nine months ended September 30, 2020 upon the achievement of certain regulatory milestones by our respective customers’ therapeutics. We recognized these earnings as development revenue within the respective periods, as we determined that the amounts were consistent with our estimated standalone selling prices and the respective performance obligations were complete.

In total, we recognized $1.9 million and $11.4 million in development revenue related to our MRD development agreements during the three and nine months ended September 30, 2021, respectively, and $2.6 million and $3.1 million in development revenue related to our MRD development agreements during the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, in future periods we could receive up to an additional $333.5 million in milestone payments if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of September 30, 2021. We excluded the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

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

We recognized revenue of $15.0 million and $12.3 million during the three months ended September 30, 2021 and 2020, respectively, and $47.8 million and $35.9 million during the nine months ended September 30, 2021 and 2020, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.
4.	Fair Value Measurements

The following tables set forth the fair value of financial assets as of September 30, 2021 and December 31, 2020 that were measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$113,486	$—	$—	$113,486
U.S. government debt securities	—	482,044	—	482,044
Corporate bonds	—	27,974	—	27,974
Total financial assets	$113,486	$510,018	$—	$623,504

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$103,283	$—	$—	$103,283
U.S. government debt securities	—	671,777	—	671,777
Corporate bonds	—	11,581	—	11,581
Total financial assets	$103,283	$683,358	$—	$786,641

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

5.	Investments

Available-for-sale investments consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$277,331	$87	$—	$277,418
Corporate bonds	15,225	1	(5)	15,221
Total short-term marketable securities	$292,556	$88	$(5)	$292,639
Long-term marketable securities
U.S. government debt securities	$204,694	$6	$(74)	$204,626
Corporate bonds	12,761	—	(8)	12,753
Total long-term marketable securities	$217,455	$6	$(82)	$217,379

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$552,539	$723	$(10)	$553,252
Corporate bonds	11,497	86	(2)	11,581
Total short-term marketable securities	$564,036	$809	$(12)	$564,833
Long-term marketable securities
U.S. government debt securities	$118,429	$98	$(2)	$118,525
Total long-term marketable securities	$118,429	$98	$(2)	$118,525

All the U.S. government debt securities and corporate bonds designated as short-term marketable securities have an effective maturity date that is equal to or less than one year from the respective balance sheet date. Those that are designated as long-term marketable securities have an effective maturity date that is more than one year from the respective balance sheet date.

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $2.0 million and $2.5 million were presented separately within the prepaid expenses and other current assets line item on our unaudited condensed consolidated balance sheet as of September 30, 2021 and on our condensed consolidated balance sheet as of December 31, 2020, respectively.

The following table presents the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of September 30, 2021 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt securities	$163,664	$(74)	$—	$—
Corporate bonds	22,888	(13)	—	—
Total available-for-sale securities	$186,552	$(87)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of September 30, 2021, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of September 30, 2021 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

6.	Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(11,217)	$8,783
Purchased intellectual property	325	(153)	172
Balance at September 30, 2021	$20,325	$(11,370)	$8,955

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(9,972)	$10,028
Purchased intellectual property	325	(128)	197
Balance at December 31, 2020	$20,325	$(10,100)	$10,225

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. in 2015. The remaining balance of the acquired technology and the purchased intellectual property is expected to be amortized over the next 5.3 years.

As of September 30, 2021, expected future amortization expense for intangible assets was as follows (in thousands):

2021 (excluding the nine months ended September 30, 2021)	$429
2022	1,699
2023	1,699
2024	1,703
2025	1,699
Thereafter	1,726
Total future amortization expense	$8,955

7.	Deferred Revenue

Deferred revenue by revenue classification as of September 30, 2021 and December 31, 2020 was as follows (in thousands):

	September 30, 2021	December 31, 2020
Current deferred revenue
Sequencing	$18,912	$15,463
Development	61,042	57,856
Total current deferred revenue	79,954	73,319
Non-current deferred revenue
Sequencing	126	724
Development	110,512	162,894
Total non-current deferred revenue	110,638	163,618
Total current and non-current deferred revenue	$190,592	$236,937

Deferred revenue from our Genentech Agreement represents $57.5 million and $106.7 million of the current and non-current development deferred revenue balances, respectively, as of September 30, 2021 and $55.1 million and $157.0 million of the current and non-current development deferred revenue balances, respectively, as of December 31, 2020. In general, we expect that the current amounts will be recognized as revenue within 12 months and the non-current amounts will be recognized as revenue over a period of approximately five to six years from September 30, 2021. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on the various development activities.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the nine months ended September 30, 2021, we recognized $3.4 million in revenue as a result of changes in estimates of total samples to be provided under certain of our agreements and cancelled biopharmaceutical customer sequencing contracts for which we had received upfront consideration. Additionally, we recognized $1.4 million and $2.0 million of sequencing revenue during the three and nine months ended September 30, 2021, respectively, related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and a change in our estimate of expected cumulative tests per patient for one of our covered indications.

Changes in deferred revenue during the nine months ended September 30, 2021 were as follows (in thousands):

Deferred revenue balance at December 31, 2020	$236,937
Additions to deferred revenue during the period	26,720
Revenue recognized during the period	(73,065)
Deferred revenue balance at September 30, 2021	$190,592

As of September 30, 2021, $36.7 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2020.
8.	Leases

We have operating lease agreements for laboratory and office facilities in Seattle, Washington, South San Francisco, California and New York City, New York, as well as server space. Additionally, in March 2021, we executed a lease to rent approximately 27,000 square feet of a warehouse in Bothell, Washington, which we classified as an operating lease upon commencement during the nine months ended September 30, 2021. Rent obligations commenced in October 2021 and the lease expires 120 months thereafter, subject to an early termination option after the seventh year and an option to twice extend the lease for five years. Furthermore, the landlord agreed to fund $1.2 million in improvements in connection with this lease. For the nine months ended September 30, 2021, ROU assets obtained in exchange for operating lease liabilities was $5.4 million.

As of September 30, 2021, we were not party to any finance leases. Our leases have remaining terms of 0.6 years to 11.9 years and include options to extend certain of the leases for up to 10.0 years and terminate certain of the leases after as few as 3.0 years. We adjust lease terms for these options only when it is reasonably certain we will exercise these options. As of September 30, 2021, it was reasonably certain that we would exercise our option to terminate two of our leases after 3.0 years.

We previously entered into a $2.1 million letter of credit with one of our financial institutions in connection with one of our leases.

Other information related to our operating leases as of September 30, 2021 was as follows:

Weighted-average remaining lease term (in years)	10.75
Weighted-average discount rate	4.6%

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities as of September 30, 2021 (in thousands):

2021 (excluding the nine months ended September 30, 2021)	$2,757
2022	14,184
2023	13,964
2024	13,692
2025	14,098
Thereafter	93,518
Total undiscounted lease payments	152,213
Less:
Imputed interest rate	(33,755)
Tenant improvement receivables	(5,306)
Total operating lease liabilities	$113,152
Less: current portion	(5,108)
Operating lease liabilities, less current portion	$108,044

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Operating lease expense was $3.1 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $9.3 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. Variable lease expense for operating leases was $0.8 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $2.3 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Cash paid for amounts included in the measurement of lease liabilities was $5.6 million and cash received for tenant improvement allowances was $11.5 million during the nine months ended September 30, 2021. Cash paid during the nine months ended September 30, 2020 for amounts included in the measurement of lease liabilities was $1.8 million, net of $1.8 million of cash received for tenant improvement allowances.
9.	Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of September 30, 2021.

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

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2021, no shares of preferred stock were outstanding.

Common Stock

We are authorized to issue 340,000,000 shares of common stock. Our common stock has a par value of $0.0001 per share, no preferences or privileges and is not redeemable. Holders of our common stock are entitled to one vote for each share of common stock held. The holders of record of outstanding shares of common stock shall be entitled to receive, when, as and if declared, out of funds legally available, such cash and other dividends as may be declared from time to time. As of September 30, 2021, we had 141,027,487 shares of common stock outstanding.

As of September 30, 2021, we have reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	13,645,411
Shares available for future grant under the 2019 Equity Incentive Plan	23,011,065
Shares available for future grant under the Employee Stock Purchase Plan	2,804,298
Total shares of common stock reserved for future issuance	39,460,774

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

Common Stock Warrant

In 2014, we issued a warrant to purchase 56,875 shares of Series C convertible preferred stock at an exercise price of $2.64. The warrant was exercisable for a period of seven years from the date of issuance. Immediately prior to and in connection with the completion of our initial public offering on July 1, 2019, this convertible preferred stock warrant was converted to a warrant to purchase the same number of shares of common stock. The warrant was exercised on February 25, 2021 through a cashless exercise, resulting in the issuance of 54,162 shares of our common stock. The impact of this cashless exercise was immaterial to our unaudited condensed consolidated financial statements. As of September 30, 2021, there were no outstanding warrants to purchase common stock.
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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain option and restricted stock unit grants made to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of September 30, 2021, we have authorized 29,118,513 shares of common stock for issuance under the 2019 Plan.

Changes in shares available for grant during the nine months ended September 30, 2021 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2020	18,617,001
2019 Equity Incentive Plan reserve increase effective January 1, 2021	6,882,344
Options and restricted stock units granted	(3,295,903)
Options and restricted stock units forfeited, cancelled or expired	807,623
Shares available for grant at September 30, 2021	23,011,065

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock option activity under the 2009 Plan and 2019 Plan during the nine months ended September 30, 2021 was as follows:

	Shares Subject to Outstanding Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	14,433,560	$12.82	$668,458
Options granted	2,407,629	41.21
Options forfeited or cancelled	(744,501)	24.48
Options expired	(21,452)	18.98
Options exercised	(3,310,804)	7.04
Options outstanding at September 30, 2021	12,764,432	$18.98	$218,168
Options vested and exercisable at September 30, 2021	7,080,906	$10.29	$170,535

The weighted-average remaining contractual life for options outstanding as of September 30, 2021 was 7.1 years. The weighted-average remaining contractual life for vested and exercisable options as of September 30, 2021 was 5.9 years.

As of September 30, 2021, $0.1 million was included in the prepaid expenses and other current assets line item on our unaudited condensed consolidated balance sheet for unsettled cash proceeds related to options exercised during the nine months ended September 30, 2021. Of the $23.4 million proceeds from exercise of stock options included on our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2021, $0.3 million related to options exercised prior to but settled during the nine months ended September 30, 2021. Of the $15.5 million proceeds from exercise of stock options included on our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2020, $0.5 million related to options exercised prior to but settled during the nine months ended September 30, 2020. Furthermore, as of September 30, 2020, there was $0.4 million in unsettled cash proceeds related to options exercised during the nine months ended September 30, 2020.

Restricted stock unit activity under the 2019 Plan during the nine months ended September 30, 2021 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested outstanding restricted stock units at December 31, 2020	50,000	$28.10
Restricted stock units granted	888,274	40.21
Restricted stock units forfeited or cancelled	(41,670)	45.06
Restricted stock units vested	(15,625)	28.10
Nonvested outstanding restricted stock units at September 30, 2021	880,979	$39.51

Grant Date Fair Value of Options and Restricted Stock Units Granted

The estimated grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2021	2020
Fair value of common stock	$30.86 - $66.50	$17.68 - $48.54
Expected term (in years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	0.5% - 1.1%	0.4% - 1.7%
Expected volatility	67.1% - 70.0%	70.5% - 73.0%
Expected dividend yield	—	—

The weighted-average volatility used in the grant date fair value calculation of options granted during the nine months ended September 30, 2021 and 2020 was 68.6% and 71.2%, respectively.

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

The compensation costs related to stock options and restricted stock units for the three and nine months ended September 30, 2021 and 2020, respectively, are included on our unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$650	$206	$1,386	$587
Research and development	3,637	2,216	10,311	5,912
Sales and marketing	3,369	1,759	9,166	4,583
General and administrative	3,987	2,289	10,513	6,436
Total share-based compensation expense	$11,643	$6,470	$31,376	$17,518

As of September 30, 2021, unrecognized share-based compensation expense related to unvested stock options was $97.6 million, which is expected to be recognized over a remaining weighted-average period of 2.9 years. Additionally, as of September 30, 2021, unrecognized share-based compensation expense related to unvested restricted stock units was $30.3 million, which is expected to be recognized over a remaining weighted-average period of 3.4 years.
12.	Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to Adaptive Biotechnologies Corporation	$(55,903)	$(36,719)	$(145,846)	$(101,657)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	140,833,564	134,372,026	140,060,379	129,289,948
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.40)	$(0.27)	$(1.04)	$(0.79)

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Since we were in a loss position for all periods presented, basic net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders is the same as diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders for the three and nine months ended September 30, 2021 and 2020, respectively, as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options issued and outstanding	12,901,028	15,718,821	13,205,328	16,484,334
Nonvested restricted stock units	795,469	50,000	572,194	34,138
Common stock warrant	—	56,875	11,458	56,875
Total	13,696,497	15,825,696	13,788,980	16,575,347

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

We are using the TCR-Antigen Map to develop research solutions and diagnostic products, such as immunoSEQ T-MAP and T-Detect. T-Detect COVID, for which we have received emergency use authorization, confirms past SARS-CoV-2 infection, the virus that causes COVID-19, and is also the first indication for the T-Detect product line. We expect to launch T-Detect Lyme during the 2022 Lyme season, have discovered signals in both ileal Crohn’s and multiple sclerosis and continue to pursue signals for other disease states, including in autoimmune disease.

Our therapeutic product candidates, being developed under the Genentech Agreement, leverage our platform to identify specific receptors on immune cells to develop into cellular therapies in oncology. We also extended our platform to identify highly potent neutralizing antibodies against SARS-CoV-2 and we believe this differentiated approach may be leveraged across multiple disease states.

For our life sciences research customers, we provide two categories of products and services using immunoSEQ. First, we provide immunosequencing services, the revenue from which we record as sequencing revenue. Second, we provide certain research customers professional support, for which we receive nonrefundable upfront or recurring payments. We may receive additional payments upon those customers achieving specified milestones. Revenue related to these activities are recorded as development revenue.

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

We recognized revenue of $39.5 million and $26.3 million for the three months ended September 30, 2021 and 2020, respectively, and $116.4 million and $68.2 million for the nine months ended September 30, 2021 and 2020, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $55.9 million and $36.7 million for the three months ended September 30, 2021 and 2020, respectively, and $145.8 million and $101.7 million for the nine months ended September 30, 2021 and 2020, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, sequencing and development revenue. As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $632.4 million and $806.8 million, respectively.

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

For our clonoSEQ coverage under Medicare, we bill an episode of treatment when we deliver the first eligible test results. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue recognition commences at the time the initial billable test result is delivered and is based upon cumulative tests delivered to date. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and recognized either as we deliver our estimate of the remaining tests in a patient’s treatment cycle or when the likelihood becomes remote that a patient will receive additional testing.

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

During the three months ended September 30, 2021, we executed an intellectual property license agreement that includes variable consideration related to sales-based royalties. Any consideration related to such royalties will be recognized as development revenue at the later of when (i) the related sales occur or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied (or partially satisfied).

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

Statements of Operations Data and Other Financial and Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Revenue
Sequencing revenue	$22,106	$11,276	$55,835	$28,730
Development revenue	17,361	15,023	60,579	39,467
Total revenue	39,467	26,299	116,414	68,197
Operating expenses
Cost of revenue	14,189	6,053	34,945	16,308
Research and development	36,072	30,314	107,644	80,241
Sales and marketing	24,949	14,474	68,769	42,813
General and administrative	20,154	12,079	51,156	36,138
Amortization of intangible assets	428	428	1,270	1,275
Total operating expenses	95,792	63,348	263,784	176,775
Loss from operations	(56,325)	(37,049)	(147,370)	(108,578)
Interest and other income, net	327	1,018	1,429	5,805
Income tax (expense) benefit	—	(688)	—	1,116
Net loss	(55,998)	(36,719)	(145,941)	(101,657)
Add: Net loss attributable to noncontrolling interest	95	—	95	—
Net loss attributable to Adaptive Biotechnologies Corporation	$(55,903)	$(36,719)	$(145,846)	$(101,657)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.40)	$(0.27)	$(1.04)	$(0.79)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	140,833,564	134,372,026	140,060,379	129,289,948
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(41,059)	$(28,435)	$(106,795)	$(84,940)

(1) Adjusted EBITDA is a non-GAAP financial measure that we define as net loss attributable to Adaptive Biotechnologies Corporation adjusted for interest and other income, net, income tax (expense) benefit, depreciation and amortization and share-based compensation expenses. Please refer to “Adjusted EBITDA” below for a reconciliation between Adjusted EBITDA and net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, and a discussion about the limitations of Adjusted EBITDA.

Adaptive Biotechnologies Corporation

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Revenue
Sequencing revenue	$22,106	$11,276	$10,830	96%	56%	43%
Development revenue	17,361	15,023	2,338	16	44	57
Total revenue	$39,467	$26,299	$13,168	50	100%	100%

The $10.8 million increase in sequencing revenue was primarily attributable to a $5.8 million increase in revenue generated from biopharmaceutical customers and a $5.4 million increase in revenue generated from clinical customers, inclusive of a $1.4 million increase related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and a change in our estimate of expected cumulative tests per patient for one of our covered indications.

Research sequencing volume increased by 33% to 8,710 sequences delivered in the three months ended September 30, 2021 from 6,541 sequences delivered in the three months ended September 30, 2020. Clinical sequencing volume, excluding T-Detect COVID volume, increased by 47% to 5,928 clinical tests delivered in the three months ended September 30, 2021 from 4,023 clinical tests delivered in the three months ended September 30, 2020.

The $2.3 million increase in development revenue was primarily attributable to a $2.7 million increase in revenue generated from the Genentech Agreement, partially offset by a $0.7 million decrease in revenue recognized from MRD development agreements, inclusive of a $1.0 million decrease in revenue recognized upon the achievement of certain regulatory milestones by our customers’ therapeutics.

Cost of Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Cost of revenue	$14,189	$6,053	$8,136	134%	36%	23%

The $8.1 million increase in cost of revenue was primarily attributable to a $3.6 million increase in materials costs resulting from increased revenue sample volume and a $3.0 million increase in labor and overhead costs. Additionally, there was a $0.9 million increase in sample collection costs, a $0.3 million increase in shipping costs and a $0.3 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples. These increases were partially offset by a $0.3 million decrease in materials cost due to product mix.

Research and Development

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Research and development	$36,072	$30,314	$5,758	19%	91%	115%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Research and development materials and allocated production laboratory expenses	$12,620	$13,095	$(475)
Personnel expenses	16,184	11,447	4,737
Allocable facilities and information technology expenses	1,560	1,468	92
Software and cloud services expenses	825	976	(151)
Depreciation and other expenses	4,883	3,328	1,555
Total	$36,072	$30,314	$5,758

Adaptive Biotechnologies Corporation

The $5.8 million increase in research and development expenses was primarily attributable to a $4.7 million increase in personnel costs and a $1.6 million increase in depreciation and other expenses, which included a $0.8 million increase in consultant costs.

Sales and Marketing

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Sales and marketing	$24,949	$14,474	$10,475	72%	63%	55%

The $10.5 million increase in sales and marketing expenses was primarily attributable to $6.1 million in additional personnel costs, $3.1 million in additional marketing expenses, a $0.7 million increase in travel and customer event related expenses and a $0.3 million increase in consultant costs. Our clonoSEQ marketing efforts were the largest driver of the $3.1 million increase in marketing expenses.

General and Administrative

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
General and administrative	$20,154	$12,079	$8,075	67%	51%	46%

The $8.1 million increase in general and administrative expenses was primarily attributable to a $3.8 million increase in personnel costs, a $2.6 million increase in building, facility and depreciation related expenses, $0.7 million in additional consultant costs and a $0.6 million increase in computer and software expenses. There was also a $0.2 million increase in insurance costs and a $0.2 million increase in travel and entertainment expenses. These increases were partially offset by a $0.6 million decrease in legal, accounting and tax fees.

Interest and Other Income, Net

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	$	%
Interest and other income, net	$327	$1,018	$(691)	(68)%

The $0.7 million decrease in interest and other income, net was attributable to a decrease in net interest income and investment amortization resulting from reductions in interest rates and related yields.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Revenue
Sequencing revenue	$55,835	$28,730	$27,105	94%	48%	42%
Development revenue	60,579	39,467	21,112	53	52	58
Total revenue	$116,414	$68,197	$48,217	71	100%	100%

The $27.1 million increase in sequencing revenue was primarily attributable to a $17.1 million increase in revenue generated from biopharmaceutical and academic customers, inclusive of a $2.9 million increase due to changes in estimates of total samples to be provided under certain of our MRD development agreements and a $0.7 million decrease in revenue recognized from customer project cancellations. Additionally, there was a $9.9 million increase in revenue generated from clinical customers, inclusive of a $2.0 million increase related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and a change in our estimate of expected cumulative tests per patient for one of our covered indications.

Adaptive Biotechnologies Corporation

Research sequencing volume increased by 35% to 22,636 sequences delivered in the nine months ended September 30, 2021 from 16,756 sequences delivered in the nine months ended September 30, 2020. Clinical sequencing volume, excluding T-Detect COVID volume, increased by 51% to 16,160 clinical tests delivered in the nine months ended September 30, 2021 from 10,677 clinical tests delivered in the nine months ended September 30, 2020.

The $21.1 million increase in development revenue was primarily attributable to an $11.9 million increase in revenue generated from the Genentech Agreement and an $8.3 million increase in revenue recognized from MRD development agreements, inclusive of a $7.5 million increase in revenue recognized upon the achievement of certain regulatory milestones by our customers' therapeutics and a $0.3 million increase resulting from a change in estimate of total samples to be provided under certain of our agreements.

Cost of Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Cost of revenue	$34,945	$16,308	$18,637	114%	30%	24%

The $18.6 million increase in cost of revenue was primarily attributable to an $11.5 million increase in labor, overhead and facility costs and a $6.5 million increase in materials costs resulting from increased revenue sample volume. Additionally, there was a $1.2 million increase in sample collection costs and a $0.9 million increase in shipping costs. These increases were partially offset by a $2.0 million decrease related to higher usage of our production laboratory to process research and development samples versus revenue samples.

Research and Development

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Research and development	$107,644	$80,241	$27,403	34%	92%	118%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Research and development materials and allocated production laboratory expenses	$40,453	$34,351	$6,102
Personnel expenses	46,107	32,343	13,764
Allocable facilities and information technology expenses	4,750	3,742	1,008
Software and cloud services expenses	2,682	2,617	65
Depreciation and other expenses	13,652	7,188	6,464
Total	$107,644	$80,241	$27,403

The $27.4 million increase in research and development expenses was primarily attributable to a $13.8 million increase in personnel costs, a $6.5 million increase in depreciation and other expenses, which included a $2.3 million increase in collaboration and medical advisory costs and a $1.6 million increase in consultant costs, and a $6.1 million increase in cost of materials and allocated production laboratory expenses. The increase in cost of materials and allocated production laboratory expenses was primarily driven by increased investments in our drug discovery efforts and T-Detect and TCR-Antigen Map development.

Sales and Marketing

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Sales and marketing	$68,769	$42,813	$25,956	61%	59%	63%

The $26.0 million increase in sales and marketing expenses was primarily attributable to $18.1 million in additional personnel costs, $5.5 million in additional marketing expenses, a $1.2 million increase in consultant costs and a $0.5 million increase in computer and software expenses. Our clonoSEQ and T-Detect marketing efforts were the largest drivers of the $5.5 million increase in marketing expenses.

Adaptive Biotechnologies Corporation

General and Administrative

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
General and administrative	$51,156	$36,138	$15,018	42%	44%	53%

The $15.0 million increase in general and administrative expenses was primarily attributable to a $9.9 million increase in personnel costs, as well as a $3.6 million increase in building, facility and depreciation related expenses. Additionally, there was a $1.5 million increase in computer and software expenses, a $1.2 million increase in consultant costs and a $0.7 million increase in insurance costs. These increases were partially offset by a $1.8 million decrease in legal, accounting and tax fees.

Interest and Other Income, Net

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	$	%
Interest and other income, net	$1,429	$5,805	$(4,376)	(75)%

The $4.4 million decrease in interest and other income, net was primarily attributable to a $4.2 million decrease in net interest income and investment amortization resulting from reductions in interest rates and related yields.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss attributable to Adaptive Biotechnologies Corporation adjusted for interest and other income, net, income tax (expense) benefit, depreciation and amortization and share-based compensation expenses.

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

Adaptive Biotechnologies Corporation

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to Adaptive Biotechnologies Corporation	$(55,903)	$(36,719)	$(145,846)	$(101,657)
Interest and other income, net	(327)	(1,018)	(1,429)	(5,805)
Income tax expense (benefit)	—	688	—	(1,116)
Depreciation and amortization expense	3,528	2,144	9,104	6,120
Share-based compensation expense (1)	11,643	6,470	31,376	17,518
Adjusted EBITDA	$(41,059)	$(28,435)	$(106,795)	$(84,940)

(1) Represents share-based compensation expense related to option and restricted stock unit awards. See Note 11 of the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this report for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through September 30, 2021, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of September 30, 2021, we had an accumulated deficit of $657.5 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, sequencing and development revenue. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $632.4 million.

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

Adaptive Biotechnologies Corporation

Cash Flows

The following table summarizes our uses and sources of cash for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(138,901)	$(109,839)
Net cash provided by investing activities	113,998	223,005
Net cash provided by financing activities	23,868	287,334

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2021 was $138.9 million, which was primarily attributable to a net loss of $145.9 million and a net change in operating assets and liabilities of $44.6 million, partially offset by noncash share-based compensation of $31.4 million, noncash depreciation and amortization of $15.1 million and noncash lease expense of $5.3 million. The net change in operating assets and liabilities was primarily due to a $46.3 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, an increase in accounts receivable, net of $7.1 million, an increase in inventory of $4.2 million and increases in prepaid expenses and other current assets of $2.2 million, all of which were partially offset by an increase in operating lease liabilities of $9.9 million and increases in accounts payable and accrued liabilities of $5.5 million.

Cash used in operating activities during the nine months ended September 30, 2020 was $109.8 million, which was primarily attributable to a net loss of $101.7 million, a net change in our operating assets and liabilities of $32.5 million and a benefit from income tax of $1.1 million, which were partially offset by noncash share-based compensation of $17.5 million, noncash depreciation and amortization of $5.6 million and noncash lease expense of $2.2 million. The net change in our operating assets and liabilities was primarily due to a $27.3 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, a $3.9 million increase in prepaid expenses and other current assets and a $1.7 million increase in inventory. These changes were partially offset by a reduction in accounts receivable, net of $0.8 million.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2021 was $114.0 million, which was primarily attributable to proceeds from maturities of marketable securities of $404.5 million, partially offset by purchases of marketable securities of $238.0 million and purchases of property and equipment of $52.5 million.

Cash provided by investing activities during the nine months ended September 30, 2020 was $223.0 million, which was primarily attributable to proceeds from sales and maturities of marketable securities of $532.2 million, partially offset by purchases of marketable securities of $299.8 million and purchases of property and equipment of $9.4 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2021 was $23.9 million, which was primarily attributable to proceeds from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and marketable securities. As of September 30, 2021, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Adaptive Biotechnologies Corporation

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report
3.1	Amended and Restated Articles of Incorporation	8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws	8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019	S-1	333-231838	4.1	5/30/2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) and Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)					X

Adaptive Biotechnologies Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adaptive Biotechnologies Corporation

Date: November 3, 2021	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Chad Cohen
Chad Cohen
Chief Financial Officer (Principal Financial Officer)