Form 10-K
period 2021-12-31
Adaptive Biotechnologies Corp
filed 2022-02-15
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $3,951,000,000.

As of February 10, 2022, the Registrant had 141,583,720 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022.

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
•

the potential benefits of collaborations, our ability to enter into collaborations or arrangements and our ability to attract collaborators with development, manufacturing, regulatory and commercialization expertise;

•	the ability and willingness of our collaborators to continue development, manufacturing, distribution and commercialization activities relating to our jointly developed products and services;
•	our ability to identify research priorities and apply a risk-mitigated strategy to efficiently discover and develop products and services;
•	our ability to obtain and maintain regulatory approval of our products and services;
•	the pricing and reimbursement of our products and services following approval where required;
•	our ability, and that of our collaborators, to commercialize our products and services, including products related to COVID-19;
•	our ability to obtain equipment and materials (including reagents or other materials that may also require additional internal validation) from our suppliers, and in some cases single suppliers;
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
•

the potential adverse effect on our business, operations and plans or timelines (including those plans and timelines related to expansion initiatives and clinical development) resulting from a health epidemic or pandemic, including the COVID-19 pandemic and future variants of the SARS-CoV-2 virus;

•	our financial performance;
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

PART I

Item 1. Business

Overview

We are advancing the field of immune medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and aims to understand precisely how the immune system detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database, which is underpinned by computational biology and machine learning, and use these insights to develop and commercialize clinical products and services that we are tailoring to each individual patient. We have three commercial products and services and a robust pipeline of clinical products and services that we are designing to diagnose, monitor and enable the treatment of diseases such as cancer, autoimmune disorders and infectious diseases. Since our inception in 2009, we have characterized over 58 billion immune receptors, established partnerships and commercial relationships with 175 biopharmaceutical companies and launched three product lines. Our goal is to understand the adaptive immune system and translate it into new products with unprecedented scale, precision and speed.

Our immune medicine platform is the foundation for our expanding suite of products and services. The cornerstone of our platform and core immunosequencing product, immunoSEQ, serves as our underlying research and development engine and generates revenue from academic and biopharmaceutical customers. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration (“FDA”) for the detection and monitoring of minimal residual disease (“MRD”) in patients with multiple myeloma (“MM”), B cell acute lymphoblastic leukemia (“ALL”) and chronic lymphocytic leukemia (“CLL”) and is also available as a CLIA-validated laboratory developed test (“LDT”) for patients with other lymphoid cancers. Leveraging our collaboration with Microsoft Corporation (“Microsoft”), we are creating a map of the interaction between the immune system and disease (our “TCR-Antigen Map”). We are using this map to develop research solutions by disease called immunoSEQ T-MAP and a diagnostic product for many diseases from a single blood test called T-Detect.

T-Detect COVID, the first indication for the T-Detect product line, received Emergency Use Authorization (“EUA”) for confirmation of recent or prior SARS-CoV-2 infection, the virus that causes COVID-19, in March 2021. We confirmed signals in Crohn’s disease, celiac disease, and multiple sclerosis, identified new signals in ulcerative colitis, and rheumatoid arthritis, and are focusing on generating additional signals in autoimmune disease states. In addition, we have completed our clinical validation of the immuneSense Lyme study, which represents another technical proof point in our ability to map T cells to disease specific antigens. Our therapeutic product candidates, being developed under our collaboration agreement with Genentech, Inc. (“Genentech”), leverage our platform to identify specific receptors on immune cells to develop into cellular therapies in oncology. We believe this approach has the potential to be applicable to patients across a wide range of cancers. In addition, we extended our platform to inform vaccine design and development through our licensing agreement with Vaccibody AS, now known as Nykode Therapeutics AS (“Nykode”). We believe there is potential to apply our platform to vaccine development and design across multiple disease states.

Immune medicine is one of the largest global addressable markets in healthcare. We estimate the potential global market opportunity for our portfolio to be approximately $54 billion, including approximately $6 billion for products and services related to the detection of MRD and approximately $48 billion for diagnostic and drug discovery applications driven by mapping immune receptors to disease-specific antigens. This currently includes T-Detect and cellular therapy in oncology and is expected to grow with additional opportunities stemming from our platform. We use multiple sources and assumptions to estimate the total addressable market for immune medicine. While we believe them to be reasonable, these sources and assumptions may be incorrect or subject to change due to any number of factors. In particular, the indications we choose to commercialize for T-Detect may vary depending on ongoing signal validation and market considerations. In addition, our drug discovery initiatives are still in the early stages of development and the market opportunity excludes neutralizing antibodies, which may make our assumptions and estimates more uncertain. Despite the novelty of this area, we believe we are uniquely positioned to develop and commercialize a pipeline of immune-driven diagnostic and therapeutic products across multiple disease states by leveraging the cumulative learning from our immune medicine platform.

We were able to achieve and progress towards many key milestones in 2021 in each business area:

•

In March 2021, T-Detect COVID was granted EUA by the Food and Drug Administration, becoming the first-in-class test to confirm recent or prior COVID-19 infection. Data demonstrates that T-Detect COVID can detect prior infection nearly 12 months after diagnosis in some patients. T-Detect COVID was ordered by over 30,000 consumers and providers on behalf of their patients. In addition, we received a positive technical assessment from Palmetto GBA’s Molecular Diagnostics Program (“MolDX”), followed by a coverage decision from Noridian Mutual Insurance Company providing a path to reimbursement in 2022 for immunocompromised patients.

•

immunoSEQ T-MAP COVID, another byproduct of leveraging the TCR-Antigen Map collaboration, continues to be a source of valuable insight as we advance towards an understanding of the T cell response to SarS-CoV-2 at scale and with precision, including with respect to emerging variants of concern. For new variants of concern, such as Delta or Omicron, we have demonstrated the ability to identify mutations and connect them to our large-scale antigen-specific datasets in order to measure T-cell response to vaccination and determine the role of cellular immunity.

•

The T-Detect product continued to make significant advances in the autoimmune space. With respect to autoimmune diseases, we confirmed signals in Crohn’s disease and multiple sclerosis and identified new signals in ulcerative colitis and rheumatoid arthritis. These clinical signals were identified in a series of well-characterized case-control sample sets from collaborating institutions, including over 5,000 samples in inflammatory bowel disease (“IBD”), and we plan to advance some of these signals to blinded clinical validation studies in the near future.

•

Our clinical diagnostics business continued to grow year over year. For our clonoSEQ product, we grew our test volume by 48% to 22,516 tests delivered. We increased the all-time number of unique patients tested by more than 46% to over 22,000 patients by the end of 2021. We have filed to expand our existing label for ALL in bone marrow to include blood, and we enhanced the clinical report for CLL patients to include immunoglobulin heavy chain – V (“IGHV”) mutation status, which has been well received by our clinical customers.

•

In drug discovery, we continue to make good progress with our shared and private product programs under our Genentech collaboration. Regarding the shared product, we delivered to Genentech efficacy and safety data for our TCR candidate that targets a shared cancer neoantigen. Following review of data generated by both us and Genentech using this TCR candidate, Genentech recently selected this TCR candidate to progress as a potential therapeutic product candidate. Also, in 2022, we’re on track to deliver to Genentech up to two additional TCR data packages for consideration by Genentech. Regarding our private program, we conducted initial proof of concept screens by successfully processing blood from approximately 60 cancer patients. We continue to work closely with Genentech to establish the private product specifications and to build our private product data package. The personalized data that we generate in 2022 with Genentech will help start to define steps toward early product development by Genentech.

•

We also extended our drug discovery efforts by establishing a new worldwide licensing agreement in July 2021 with Nykode, whereby virus-specific T cell epitopes identified by our platform will be used to inform the design and development of novel SARS-CoV-2 vaccine candidates. The Nykode 2-arm Phase I/II trial started in the fourth quarter of 2021 and is currently enrolling individuals in Norway who are already vaccinated. This T cell-based vaccine is intended to address SARS-CoV-2 variants of concern and may be used as a potential universal booster to available vaccines. The Nykode collaboration represents a significant extension of the platform into vaccine design and development.

•

Key financial highlights for 2021 include full year revenue up 57% to $154.3 million, cash, cash equivalents and marketable securities of $570.2 million and clinical sequencing volume up 48% to 22,516 tests, excluding T-Detect COVID volume.

•

In addition, we moved into our new corporate headquarters in Seattle, Washington in September 2021, increased warehouse space in the Seattle area, and opened a new office in New York City in 2021. These facilities are designed to allow for continued scaling and growth, as well as laboratory and operational optimization in the Seattle area.

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

The massive amount of data generated by our immune medicine platform is stored in our dynamic clinical immunomics database. We believe the application of machine learning, supported by our collaboration with Microsoft, has the potential to exponentially accelerate our ability to derive novel insights from this database and use them to inform our robust product development efforts.

The current coronavirus pandemic is highlighting the critical importance of understanding the immune response to disease broadly, making our technology more relevant than ever. In 2020, together with Microsoft, we created the ImmuneCODE program to map the T cell response to SARS-CoV-2 across the global population. Our goal was to leverage the existing capabilities of our high throughput platform to generate an unprecedented amount of T cell data from over 9,000 samples to understand the adaptive immune response to COVID-19. From these samples, we have mapped over 160,000 high-confidence TCRs to all parts of the virus which we have shown to be most immunogenic. We have published several papers over the past year that demonstrate the correlation between the T cell response and real world efficacy of vaccination as the virus has mutated. This mapping effort has enabled us to develop and commercialize multiple products that have supported the fight against COVID-19. In our research business, we offered a product called immunoSEQ T-MAP COVID to provide a better way for vaccine developers and researchers to include the T-cell response in their studies. We are pleased to see top-tier vaccine developers such as Johnson & Johnson, Moderna, and AstraZeneca continue to recognize the power of this product. Leveraging the same data, we launched a clinical diagnostic called T-Detect COVID to confirm recent or prior infection. T-Detect is the only T cell-based test for COVID authorized by the FDA pursuant to the EUA pathway. Additionally, we signed a drug discovery agreement with NyKode of the design and development of a next-generation DNA-based T cell mediated vaccine for COVID and the first patient was dosed in December 2021. Importantly, we believe we can leverage what we accomplished for COVID-19 using disease-specific immune receptor data across other disease states going forward.

Pharma Services
immunoSEQ T-MAP
COVID
AstraZeneca
Johnson&Johnson
moderna
COVID-19
Specific
TCR-Antigen
Data
Diagnostics
T-Detect
COVID
Drug Discovery
nykode
therapeutics

In addition to the opportunities driven from understanding the T cell response to SARS-CoV-2, we also extended our platform to identify highly potent neutralizing antibodies against the virus. We currently have a portfolio of highly potent neutralizing antibodies against SARS-CoV-2 and continue to explore potential partnerships. We are exploring the potential of leveraging this differentiated antibody discovery capability across multiple disease states.

We believe COVID-19 brought the role of the immune system to the forefront of society and has created the opportunity for us to be positioned as the “go to” company to rapidly and reproducibly assess the T-cell response to any pathogen, including future pandemics.

Our Current Products and Pipeline

Our current portfolio includes commercial products and services in clinical diagnostics and life sciences research, and we are developing products and services in both clinical diagnostics and drug discovery. We plan to continue to invest in our immune medicine platform to develop additional clinical products, which we prioritize based on clinical actionability, unmet medical need and commercial viability.

Clinical Diagnostics – clonoSEQ and T-Detect

Our clonoSEQ diagnostic test detects and monitors the remaining number of cancer cells that are present in a patient’s body during and after treatment, known as MRD. In September 2018, clonoSEQ was granted marketing authorization from the FDA, under the de novo process, for patients with MM and ALL to monitor their MRD from bone marrow samples. In August 2020, the clonoSEQ label was expanded to include patients with CLL from bone marrow and blood samples. clonoSEQ is also available for use in other lymphoid cancers as an LDT. In January 2019, clonoSEQ received Medicare coverage aligned with the FDA label and National Comprehensive Cancer Network (“NCCN”) guidelines for longitudinal monitoring in MM and ALL. We secured additional payor coverage for clonoSEQ aligned with our FDA label with Medicare, national private payors and large regional plans for a total of over 240 million covered lives for ALL and MM and over 150 million covered lives for CLL. In November 2021, MolDX published its LCD for MRD testing. This LCD not only affirms the importance of MRD and clonoSEQ coverage in ALL, MM and CLL in bone marrow and blood, but also provides a clear and efficient pathway for seeking expanded clonoSEQ coverage through technical assessments in Non-Hodgkin’s Lymphoma (“NHL”).

clonoSEQ testing has been ordered by clinicians for over 22,000 unique patients and used by more than 60 biopharmaceutical companies in over 150 clinical trials. We continue to deepen our commercial investments to expand clinical adoption of clonoSEQ and have increased the strength of our specialized sales and customer support organization and supporting infrastructure in the United States, and we have successfully transferred the technology to seven labs in other parts of the world. We believe clonoSEQ has broad applicability across all lymphoid malignancies. We submitted a 510(k) premarket notification for ALL from blood samples in February 2021 and are actively advancing validation studies in certain NHL sub-types. We are also awaiting results from a clinical study using clonoSEQ to assess MRD in blood for multiple myeloma.

In addition, we continue to develop product improvements for clonoSEQ. In the third quarter of 2021, we launched an enhanced version of our clonoSEQ B-cell Clonality (ID) reports, which now includes IGHV mutation status for patients with CLL. The presence of IGHV mutations have been proven prognostic of better outcomes in CLL patients. We believe that this improvement strengthens the clonoSEQ product by aiding clinicians in evaluating prognosis, simplifying diagnosis, and improving overall patient management by providing additional clinically valuable CLL information, and preliminary feedback indicates these improvements have been well received.

With respect to T-Detect, we developed this diagnostic product by leveraging Microsoft’s machine learning capabilities to create the TCR-Antigen Map, which may enable early or accurate detection of many diseases from a single blood test. Initially, we are validating detection of a set of discrete diseases for which there is a significant unmet medical need for better diagnostic testing and early intervention, and where antigen specificity is well-known. These include infectious diseases, autoimmune disorders and certain prevalent cancer types. We launched the first indication, T-Detect COVID, to confirm recent or prior SARS-CoV-2 infection, which represents a stepping-stone to the long-term vision of T-Detect where a single blood sample can provide information about what diseases a person’s immune system has seen or is currently fighting.

We launched T-Detect COVID in the fourth quarter of 2020 and the product received EUA in March 2021. We are in the process of working with the FDA to extend the label to include a semi-quantitative measure to enable the test to monitor T cell response over time. We are concurrently working with select biopharmaceutical collaborators to try to establish a correlate of protection. Leveraging the infrastructure built to support this initial indication, we are on track to make T-Detect Lyme available in our CLIA lab during the 2022 Lyme season. Additionally, we confirmed signals in Crohn’s disease, celiac disease, and multiple sclerosis, identified new signals in ulcerative colitis and rheumatoid arthritis, and are focusing on generating additional signals in autoimmune disease states. Our immune medicine platform enables parallel development because it can work with retrospective sample sets and uses machine learning and computational statistics to continuously improve our detection and accuracy which is applied to all of the diagnostic algorithms.

For T-Detect COVID, our T-cell based test shows higher sensitivity than multiple antibody serology tests to confirm recent or prior infection. Data demonstrates that T-Detect COVID can detect prior infection nearly 12 months after diagnosis in some patients. Additionally, T-cell testing can be used to distinguish natural SARS-CoV-2 infection from COVID-19 vaccine response, an important advantage over antibody tests. The sensitivity of T-Detect COVID is equivalent to or greater than serology testing in RT-PCR-confirmed SARS-CoV-2 cases, and the product has demonstrated a percent positive agreement (“PPA”) of 100% in individuals with RT-PCR–confirmed SARS-CoV-2.

With T-Detect COVID, we initially targeted groups and individuals for whom knowledge of past infection or exposure is valuable, including self-pay consumers, employers and concierge medicine physician groups. Our market research showed that there are many people who were unable to access testing in spring of 2020 or had unexpected results from antibody or PCR testing, and are still curious or skeptical about a previous infection. This is particularly true for individuals who were asymptomatic or had mild symptoms, in whom antibody testing may be less reliable. Additionally, our research indicates high interest among consumers in understanding immunity to COVID-19.We believe there is a significant need to for clinicians to manage patient care, including vaccine or booster regimens, by assessing the immune responses of immunocompromised patients.  We also believe we are uniquely suited to assess and provide insights to clinicians as to the immune responses of those patient whose immunocompromised status is the result of prior cancer infection, a market that is complementary to our oncology expertise. We continue to offer the ability to contribute to on-market research to quantitatively assess the duration of immunity as defined by the persistence of SARS-CoV-2 specific T cells.

In addition, we have completed our clinical validation for our immuneSense Lyme study, which represents another technical proof point in our ability to map T cells to disease specific antigens We expect to leverage the infrastructure built for T-Detect COVID with an anticipated market availability during the 2022 Lyme season. There are approximately 3.4 million Lyme diagnostic tests performed annually. Initially, we are focused on market entry for early and more accurate diagnosis of Lyme disease for patients with non-descript symptoms that are suspected to be caused by Lyme. This population is over 600,000 patients in the United States each year.

Learnings from T-Detect COVID and Lyme efforts have helped us accelerate our assessment of various diseases in parallel across the different stages of our research and development pipeline. We begin the process with diseases that meet key market attractiveness criteria such as high unmet medical need, understanding of the antigenic space, and our access to samples with metadata. We then seek early clinical signals in prioritized disease states and continue to refine our modeling for those that appear promising. For each signal, we generate data in several ways: run naïve blood to map receptors to antigens, collaborate on studies with control groups, and leverage a database of unlabeled samples. Once a signal is confirmed in additional independent cohorts and the product profile is deemed attractive, we proceed with a full commercial validation and generation of a locked-down algorithm to take into clinical validation and regulatory submission.

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

We launched immunoSEQ T-MAP COVID in August 2020 for vaccine developers and researchers to accurately and reproducibly measure the T-cell immune response to vaccines and track the persistence of that response over time, including with respect to emerging variants of concern. immunoSEQ T-MAP COVID combines the sequencing and mapping capabilities of Adaptive’s immune medicine platform to show how T cells respond to different parts of the virus, including the various parts of the spike protein. A key objective with T-MAP COVID is to answer many outstanding questions about durability of COVID-19 vaccines, especially in light of new variants of the virus. For new variants of concern, such as Delta or Omicron, we have demonstrated the ability to identify mutations and connect them to our large-scale antigen-specific datasets in order to measure T-cell response to vaccination and determine the role of cellular immunity. Our T-MAP product offers significant advantages over other technologies to detect and monitor T cells at scale using a small amount of blood without the need for live cells that require special sample handling.

To date, we have sequenced a subset of patient samples (pre- and post-vaccination) from clinical trials sponsored by several top-tier vaccine developers, including Moderna, Johnson & Johnson, AstraZeneca, University of Oxford, and the Bill and Melinda Gates Foundation among others. Using our immunoSEQ T-MAP COVID product, we can identify and track expanded T cells induced by a vaccine, which can be distinguished from a natural infection, in order to monitor vaccine efficacy. With some partners, we are working towards understanding how T cell activation may provide a correlate of protection. This has become increasingly critical in the wake of variants since the antibody response is increasingly off-target and T cells are correlating more closely with real-world vaccine efficacy.

In an effort to understand immunity for immunocompromised patients, we have also collaborated with the Leukemia and Lymphoma Society and other prestigious academic labs in order to study the T cell response of this subset of patients who do not always have the ability to mount an antibody response to vaccination.

Drug Discovery

Our drug discovery efforts to date are focused on identifying therapeutic-grade TCRs and antibody-secreting BCRs to enable our partners to engineer, manufacture and commercialize therapeutic candidates, as well as to design and develop vaccines.

Our TruTCR process characterizes TCRs against shared antigens for use in the development of therapeutics. In December 2018, we entered into an exclusive collaboration with Genentech to leverage this capability for the development of cellular therapies in oncology. We are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use TCRs screened by our immune medicine platform to engineer and manufacture cellular medicines:

•

Shared Products. The shared products will use “off-the-shelf” TCRs identified against cancer antigens shared among patients (“Shared Products”). We completed an assessment of efficacy and safety data to enable a decision to select our lead TCR candidate. Following review of this data by both us and Genentech, Genentech recently selected this TCR candidate to progress as a potential therapeutic product candidate. Meanwhile, we continue to screen and characterize TCRs against clinically relevant targets in solid tumors. We are on track to deliver to Genentech up to two additional TCR data packages for consideration by Genentech.

•

Personalized Product. The personalized product will use patient-specific TCRs identified by real-time screening of TCRs against cancer antigens in each patient (“Personalized Product”). In the second half of 2020, we started screening blood from cancer patients to identify TCRs specific to a patient’s tumor mutations. We conducted initial proof of concept screens by successfully processing blood from approximately 60 cancer patients, demonstrating that in certain of these patients we were able to identify naturally-occurring TCRs from the cancer patient’s own blood that are specific to that patient’s unique tumor mutations. To support our near-term and long-term objectives for the Personalized Product, we opened our dedicated prototype lab in South San Francisco in 2021, which will have capacity to perform first-in-human clinical trials. We believe the lab positions us to potentially pursue additional opportunities outside of this collaboration, including cellular therapy in other disease states and cancer vaccines.

We also extended our drug discovery efforts by establishing a new worldwide licensing agreement in July 2021 with Nykode, whereby virus-specific T cell epitopes identified by our platform will be used to inform the design and development of novel SARS-CoV-2 vaccine candidates. The Nykode 2-arm Phase I/II trial is currently in progress with individuals in Norway who are already vaccinated. This T cell-based vaccine is intended to address SARS-CoV-2 variants of concern and may be used as a potential universal booster to available vaccines. The Nykode collaboration represents a significant extension of the platform into vaccine design and development. The platform is being deployed to both design and develop the vaccine, potentially creating opportunity for a new commercial product. Although this is the first licensing agreement we have entered into with vaccine design and development as the primary goal, we believe it may provide a useful proof of concept for extending the platform’s ability to design vaccines that may be applicable to other disease states as well.

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

Our clonoSEQ pipeline

Our T-Detect pipeline

Our Drug Discovery Pipeline

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

•

Our clinical immunomics database provides a robust product development engine. Using the adaptive immune system as our product source-code, we are building a dynamic clinical immunomics database, now being annotated with antigens using machine learning, that drives our ability to rapidly discover and develop potential diagnostic and therapeutic applications. Our aim is to translate the natural capabilities of the immune system into the clinic by capturing the millions of diverse unique receptors present in a patient’s blood, then leveraging the resultant data set into multiple products and services.

•

Clinical applicability spans diagnostic and therapeutic product potential. Our ability to accumulate, synthesize and process billions of immunomic datapoints to generate multiple clinical diagnostic and therapeutic applications across disease areas provides optionality to our commercial pipeline. Each of our products also has broad applicability, enabling robust product lifecycle extensions.

•

Expanding regulatory and reimbursement expertise will help inform future clinical product development. Having successfully obtained EUA for T-Detect COVID, FDA marketing authorization and expanded coverage for multiple indications of clonoSEQ from Medicare and several national private payors, we believe we have developed valuable core capabilities that will facilitate future product development through to regulatory approval and reimbursement. We believe this capability will inform future development of other clinical products, including early detection tests.

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

•

Strong intellectual property protects our immune medicine platform and its applications. As of December 31, 2021, we had filed 471 patent applications, 420 of which had issued as of that date, covering improvements in sequencing methods and new ways to leverage adaptive immune receptors for life sciences research, clinical diagnostic and drug discovery applications.

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

•

Entrench our products and services in clinical drug development with biopharmaceutical collaborators. Position our platform as the gold standard for the validation of potential immune-driven clinical discoveries in late-stage clinical trials. Since inception, our products and services have been used by 175 biopharmaceutical companies and incorporated into hundreds of clinical trials, and clonoSEQ has proven to be the MRD test of choice for select registrational trials. To deepen our established position as a partner of choice, we provide end-to-end support, including hypothesis-driven trial design, extensive data analyses, parallel regulatory support, compliant data transfers and novel target screening. These synergistic relationships advance the development and adoption of our own clinical products and inform drug development for our partners.

•

Rapidly identify and advance new products, leveraging foundational technology to generate revenue and address clinical diagnostic challenges in key disease states, such as autoimmune, cancer, and COVID-19. We integrate proven chemistry into our clinical products in development, avoiding the need to re-engineer new products for every clinical application. We do this by serially identifying new applications of T-Detect for early detection of disease using retrospective datasets without requiring live cells from large cohorts of patients, and by characterizing TCRs for therapeutic use. As our platform focuses on cancer, autoimmune disorders and infectious diseases, we believe we will benefit from economies of scale and drive margin improvement over time.

•

Drive the commercial adoption of distributed, reimbursed and regulated clinical products. Expand distribution and drive usage of our products and services. Leverage the commercial infrastructure built for clonoSEQ and T-Detect COVID to submit clinical data for regulatory clearance of our products and services, expand current payor coverage and provide robust billing and patient access infrastructure for multiple clinical applications.

•

Maintain an entrepreneurial, scientifically rigorous, data-driven and inclusive corporate culture. Fuel the promise and potential that our platform offers to help patients better manage their disease by translating insights from our world-class team, which includes 180 people with medical or doctoral degrees with expertise in biology, chemistry, bioinformatics, software, drug discovery, development and commercialization, into clinical products and services. We plan to continue to expand our team to advance the promise of immune medicine.

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

The massive amount of data generated by our immune medicine platform is stored in our dynamic clinical immunomics database. We believe the application of machine learning with Microsoft has the potential to exponentially accelerate the growth of novel insights from this database, which we expect will further inform our product development efforts, as demonstrated by the growing number of clinical signals we are generating, including signals for SarS-CoV-2 and Lyme disease for our current products. We have also confirmed signals in Crohn’s disease, celiac disease, and multiple sclerosis and identified new signals in ulcerative colitis and rheumatoid arthritis.

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

Characterize with TruTCR

TruTCR characterizes binding, cytotoxicity and safety properties of antigen-specific, paired TCRs to identify a select subset that are therapeutic-grade, enabling the development of optimal clinical candidates to be engineered into TCR-mediated cellular therapies. Our comprehensive TCR characterization process utilizes advanced cellular immunology to measure TCRs against a variety of metrics to determine the optimal clinical candidates. Antigen-specific, paired TCRs undergo evaluation for avidity, cytokine release, cytotoxicity and safety. Those TCRs that pass the first safety filter are then evaluated for TCR reactivity against T cell lines and primary cells. To date, we have identified and characterized to different stages more than 5,000 unique antigen-specific TCRs against 600 different clinically relevant targets, constituting our pipeline of possible clinical candidates. TCR characterization using TruTCR is summarized in the figure below:

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

Clinical Immunomics Database

We are developing a large, dynamic clinical immunomics database. We use our proprietary software and core competency in computational biology to structure and store immune receptor data and to create tools for rapid analysis and easy visualization. All immunosequencing data is processed and uploaded to a secure cloud-based database.

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

Our Products and Services

Our current portfolio includes commercial products and services in clinical diagnostics and life sciences research, and we are developing products and services in both clinical diagnostics and drug discovery. Our commercial research product, immunoSEQ, primarily serves as our underlying research and development engine to develop and validate our clinical pipeline. Our first commercial diagnostic product, clonoSEQ, is our FDA-cleared test to monitor MRD in patients with select blood cancers. In 2020 we launched T-Detect COVID, for the confirmation of recent or prior COVID-19 infection. Our commercial research and clinical products leverage the sequencing and mapping capabilities of our immune medicine platform and the revenue generated by these products largely contributes to sequencing revenues. Our pipeline of clinical diagnostics for the early and accurate detection of many diseases will be commercialized under the expanding T-Detect product line and will continue to grow our sequencing revenues over time. Our drug discovery efforts to date are focused on identifying therapeutic-grade TCRs (TruTCR) and antibody-secreting BCRs (TruAB) to enable our partners to engineer, manufacture and commercialize therapeutic candidates. With Genentech, we are advancing our pipeline of both shared and personalized TCR-mediated cellular therapies for cancer patients. We also extended our platform to identify highly potent neutralizing antibodies against SARS-CoV-2 and this differentiated approach can be leveraged across other disease states. Our drug discovery pipeline leverages the sequencing, mapping, pairing and characterization components of our platform and generates most of our development revenue. We further extended our platform in drug discovery by establishing a new worldwide licensing agreement with Nykode, whereby virus-specific T cell epitopes identified by our platform will be used to inform the design and development of novel SARS-CoV-2 vaccine candidates. We plan to continue to invest in our platform to develop additional clinical applications, which we prioritize based on rigorous data requirements for clinically actionability, unmet medical need and commercial viability.

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

NCCN Guidelines recommend using a validated test to measure MRD to define the burden of disease and assess response to therapy in MM and ALL after each treatment stage. NGS MRD testing has been added to these guidelines and we plan to seek expansion of the recommendations to include additional time points in each disease state and to incorporate clonoSEQ specific data. To that end, in 2021, NCCN updated the adult ALL guidelines to emphasize the importance of achieving MRD negativity and incorporate recommendations on MRD actionability post-induction.

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

In the clinic, clonoSEQ testing has been ordered by clinicians at centers all around the country, including all 31 NCCN centers, for over 22,000 unique patients. We believe increased adoption of clonoSEQ will now be possible due to the extensive coverage policies granted by Medicare to assess MRD at multiple time points throughout therapy in MM, ALL and CLL, and several national private payors and large regional payors, together representing over 240 million total covered lives in ALL and MM and over 150 million covered lives in CLL. We are in active discussions with other large private national and regional payors. To further develop the mounting real-world evidence demonstrating the actionability of MRD monitoring, we launched a clinical registry in 2020. This prospective, multicenter, observational study will include approximately 500 adult patients with lymphoid malignancies in the United States.

Among biopharmaceutical companies, we believe clonoSEQ remains the preferred commercial test for MRD monitoring in their registrational trials. To that end, clonoSEQ is now being used by more than 60 biopharmaceutical companies in over 150 clinical trials. To continue demonstrating clinical utility across disease settings and lines of therapy, clonoSEQ is also being used in 95 ongoing prospective investigator-led clinical trials, and our MRD data have been included in over 110 peer-reviewed publications.

We believe clonoSEQ has broad applicability across all lymphoid malignancies. Specifically, we submitted a 510(k) premarket notification for ALL from blood samples in February 2021 and are actively validating the test for patients with NHL disease types.

We continue to deepen our commercial investments to expand clinical adoption of clonoSEQ and have increased the size of our specialized sales and customer support organization and supporting infrastructure. We have continued to expand our team of demand generation representatives who are hematology specialists and are focusing their efforts on expanding access to clonoSEQ in community oncology settings. Outside of the United States, we have successfully transferred the technology to seven labs across France, Germany, Italy, UK, Spain, Australia and Japan which provide local testing options, primarily in support of collaborative group and investigator-sponsored studies.

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

Clinical Validation in FDA Filing for MM, ALL and CLL

Our clonoSEQ test has been shown to help better predict patient outcomes and add insight to the evaluation of disease response to therapy because we have clinically validated clonoSEQ’s ability to detect MRD at a sensitivity greater than the current clinical standard for all lymphoid malignancies. clonoSEQ has demonstrated sensitivity of 1 out of 1,000,000 cells (10-6), given sufficient sample input, which is a deeper resolution than the current accepted standard of 1 out of 100,000 cells (10-5), 1 out of 10,000 cells (10-4) or 1 out of 10,000 cells (10-4) for MM, ALL and CLL, respectively. Based on these results, as further illustrated below, we believe clinical standards for MRD sensitivity may be increased to 10-6 to better predict patient outcomes.

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

CLL Patients with lower levels of MRD in blood have a higher probability of EFS

Evolution of MRD into Clinical Decision Making Tool

While clinical utility has been a barrier to adoption in the past, this is changing quickly as we see multiple studies reading out that clearly demonstrate the value of MRD testing for patients.

•

For example, the MASTER trial presented at ASH 2021 and published in the Journal of Clinical Oncology (JCO) showed 98% of standard and high-risk patients who discontinued treatment after two negative clonoSEQ MRD tests did not progress after 12 months of treatment discontinuation. This data supports the goal of adapting treatment regimens to give relief to patients from side effects and saving substantial costs for the health care system.

•

Martinez-Lopez published a retrospective cohort analysis of 400 newly diagnosed myeloma patients in which MRD was used interventionaly to escalate, change, or stop therapy for 67 of those patients. Data showed that for MRD negative patients who stopped therapy, progression-free survival (PFS) was not negatively impacted. Also, for MRD positive patients in whom therapy was changed or intensified, PFS was significantly better than in patients who remained on the same course of therapy. This analysis supports the potential for use of MRD to modify treatment.

Strategy to Achieve Market Leadership

We aim to drive adoption and achieve market leadership for MRD monitoring with clonoSEQ for all lymphoid malignancies. To do so, we are executing upon the following strategic initiatives:

•

Invest in commercial initiatives to increase awareness and usage in the clinic. We are expanding our sales organization to target key customer segments, including academic centers, integrated health networks and community clinicians, in a tiered manner based on patient volume. Importantly, clonoSEQ is now being used clinically at all 31 NCCN institutions. In 2021, we also drove significant uptake in Tier 2-3 community accounts. We will continue to increase the strength of our specialized sales organization and supporting infrastructure, including building out our teams focused on community oncology centers and integrated delivery networks. We are also focusing on deeper penetration of the patient opportunity within academic institutions currently using clonoSEQ. We also continue to build advocacy on an educational basis through a variety of patient educational initiatives and peer to peer programming about the impact of MRD status on clinical decision-making.

•

Expand reimbursement with public and private payors. We are working with new payors to develop appropriate coverage policies, generate healthcare economic information and provide robust billing and patient access infrastructure. As of December 31, 2021, we secured Medicare and private payor coverage for clonoSEQ for over 240 million covered lives for MM and ALL and over 150 million covered lives for CLL. In November 2021, MolDX published its LCD for MRD testing. This LCD not only affirms the importance of MRD and clonoSEQ coverage in ALL, MM and CLL in bone marrow and blood, but also provides a clear and efficient pathway for seeking expanded clonoSEQ coverage through technical assessments in NHL.

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

•

Validate clonoSEQ in additional indications for use. With the end goal of clonoSEQ becoming a universal MRD test for all lymphoid malignancies, we have developed a robust lifecycle development plan to generate sufficient clinical evidence to support the extension of the FDA label across lymphoid malignancies. We are already cleared in ALL and MM from bone marrow and CLL from bone marrow and blood. At the same time, we are increasing marketing support for clonoSEQ usage as a CLIA-validated lab-developed testing service, where samples for any lymphoid cancer indication and a range of sample types (including blood) are acceptable, and payer coverage is already in place for blood-based testing in ALL, MM and CLL. Going forward, we will continue to evaluate the optimal commercial path (FDA or CLIA) for each additional indication, with an increasing focus on NHL.

•

Validate clonoSEQ in blood to offer a minimally invasive alternative. Testing with blood is less invasive for patients and less expensive as compared to MRD testing from bone marrow samples, and it may only be possible because of the deep sensitivity of our clonoSEQ diagnostic test. Therefore, blood-based MRD testing may enable more frequent monitoring of patients over longer periods of time. We have already received FDA clearance for clonoSEQ from blood samples for patients with CLL, we submitted for FDA clearance for ALL from blood samples and are evaluating the path forward, and we will continue to expand testing with blood to other indications over time.

•

Invest in product and customer experience improvements. For 2022, we are making significant investments to support our field force, including providing enhanced selling direction, data and training.  We are also making significant investments in improving our assay’s performance for evaluation of ctDNA in plasma, and, with respect to the process of ordering malignancies clonoSEQ testing and obtaining test results, aiming to continue to enhance our customer-facing software interface and user experience.

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

We see the evolution of T-Detect in three phases over time:

•	Phase I: Launch T-Detect disease by disease with a more accurate test versus the current standard of care.
•	Phase II: Introduce T-Detect panel(s) for the differentiated diagnosis of disease when the symptoms are shared among several diseases.
•	Phase III: Enable T-Detect for population immunomics, where anything we map, we will be able to diagnose from a single blood sample.

First Commercial Indication: T-Detect COVID

In response to the COVID-19 pandemic, we collaborated with Microsoft to create the ImmuneCODE program to map the T cell response to SARS-CoV-2 across the global population. Our goal was to leverage the existing capabilities of our high throughput platform to generate an unprecedented amount of T cell data from over 9,000 samples to understand the adaptive immune response to COVID. From these samples, we have mapped over 160,000 high-confidence TCRs to all parts of the virus which we have shown to be most immunogenic.  T-Detect COVID received EUA for confirmation of recent or prior SARS-CoV-2 infection in March 2021.

This represents a stepping-stone to the long-term vision of T-Detect where a single blood sample can provide information about what diseases a person’s immune system has seen or is currently fighting. Data demonstrates that the T-cell response is more persistent than the antibody response to the virus, persisting to at least twelve months following initial infection, and performance of T-Detect COVID is equivalent to or better than antibody testing at all timepoints evaluated.

Clinical Validation of Detection of Recent or Prior SARS-CoV-2 Infection

Our T-Detect COVID test is a novel T-cell based assay that has demonstrated high percent positive and percent negative agreement (PPA and NPA) to identify or exclude prior SARS-CoV-2 infection in PCR-confirmed SARS-CoV-2 cases and lack of cross-reactivity to several viral and/or respiratory pathogens.

PPA was demonstrated in two studies: 1) a primary PPA study evaluating residual blood samples (N=205) from subjects diagnosed with SARS-CoV-2 infection based on the EUA Abbott RealTime SARS-CoV-2 RT-PCR test from a single U.S. reference lab (Discovery Life Sciences, New York); and 2) a secondary PPA study using both retrospectively and prospectively collected samples from multiple cohorts (N=77; ImmuneRACE and ImmuneSense™ COVID-19) and identified as positive based on a variety of EUA testing methods performed by a number of different labs. T-Detect COVID demonstrated high PPA particularly in the timeframe of ≥15 days since diagnosis (97.1%) as well as ≥15 days since symptom onset (94.5%), as shown in Table 1.

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

NPA was demonstrated in two studies: 1) a primary NPA including 124 retrospective frozen clinical remnant blood samples collected prior to December 2019 and thus presumed negative for SARS-CoV-2 infection; and 2) a secondary NPA study using blood samples from subjects enrolled prospectively (ImmuneSense COVID-19) from October through November 2020 who presented with SARS-CoV-2 symptoms but tested negative for SARS-CoV-2 using RT-PCR EUA, BioFire RP V2.1, and EUA antibody tests.

T-Detect COVID demonstrated NPA of approximately 100% in individuals who had compatible symptoms of infection but were either presumed or confirmed negative for SARS-CoV-2 by PCR and antibody testing, as shown in Table 2.

Table 2. Negative Percent Agreement (NPA) of T-Detect COVID Assay with pre-pandemic samples sourced retrospectively (DLS) and prospectively enrolled subjects (ImmuneSense COVID-19) negative for SARS-CoV-2 by EUA RT-PCR and antibody testing.

Cohort	Samples (N)	T-Detect Negative Results (N)	NPA (95% CI)
DLS	87	87	100 (95.8 – 100)
ImmuneSense COVID-19	79	78	98.7 (93.1 – 99.97)

Second Indication: T-Detect Lyme

We previously established proof of concept in acute Lyme disease from two independent, retrospective cohorts of over 200 patients with early Lyme disease.  The TCR repertoire sequencing demonstrated a near doubling in sensitivity for identifying disease compared to STTT (56% vs. 30%) in patients tested within 30 days of symptom onset (2/3 of patients were tested within 8 days of symptom onset), with the sensitivity over STTT being most significant in the four days following the onset of symptoms (44% vs 14%). TCR repertoire sequencing was approximately 99% specific in an independent set of control samples that had all tested STTT-negative. 37% of early Lyme cases that initially tested STTT negative were identified. Additionally, the relative abundance of T-cell signatures was found to correlate with disease severity markers, such as abnormal liver function tests, disseminated rashes, and several other Lyme disease-associated symptoms. The signal in Lyme further demonstrates that machine learning can be leveraged to develop diagnostic signals, even without the large cohorts of prospective patient data often required for diagnostics development.  We completed the ImmuneSENSE Lyme study and expect to launch as a CLIA-service offering during the 2022 Lyme season, leveraging the infrastructure built for T-Detect COVID.

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

We have optimized our research and development funnel and expanded our lab capacity to expedite our ability to move many diseases through the funnel in parallel. We start by prioritizing diseases that meet key market attractiveness criteria such as high unmet medical need, understanding of the antigenic space, and our access to samples with metadata. Once an early signal is identified, we refine our modeling with additional case control studies and by leveraging our clinical immunomics dataset. Once we confirm a signal, we proceed with a full commercial validation and generation of a locked-down algorithm to take into clinical validation and regulatory submission.

In terms of other T-Detect indications in the pipeline, we continue to advance T-Detect in multiple autoimmune indications in parallel. In 2021, we confirmed signals in Crohn’s disease and multiple sclerosis and identified new signals in ulcerative colitis and rheumatoid arthritis. These clinical signals were identified in a series of well-characterized case-control sample sets from collaborating institutions, including over 5,000 samples in IBD, and we plan to advance some of these signals to blinded clinical validation studies in the near future.

For new indications, there are many economic advantages of T-Detect both in the research and development stage and as a commercial product. For the research and development pipeline, we use the same capital expenditures and workflow for signal generation across all diseases allowing us to study multiple diseases in parallel. Once commercialized, again, we use the same blood sample and the same underlying chemistry for all diseases with a small incremental investment in software for each individual disease, enabling a long-term high margin profile.

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

Our immunoSEQ Analyzer is housed on a secure cloud-based database and is the visualization gateway to our clinical immunomics database that currently has billions of TCR and BCR sequences which are often annotated and accompanied by samples with associated metadata. We offer computational services to assist our customers in realizing the power of their data and to compare their data to other publicly available datasets in our clinical immunomics database. We contribute some of our own research and development sequences into the publicly available datasets and customers are offered the option to make their data public using one of our tools on our immunoSEQ Analyzer, called immuneACCESS, through which researchers can expedite and streamline the peer-review process by sharing their data with reviewers prior to manuscript submission.  The ongoing analysis of immune receptor data from an expanding database tagged with clinical metadata, when possible, has led to over 650 peer-reviewed publications referencing immunoSEQ and potential clinical signals to explore.

immunoSEQ T-MAP

In 2020, we identified some key opportunities to expand our research product offering to include mapping data generated by our platform. Sequences mapped to clinically relevant antigens have many benefits beyond just repertoire sequencing dynamics and we plan to offer immunoSEQ T-MAP across many disease states in the future.

We launched immunoSEQ T-MAP COVID in August 2020 for vaccine developers and researchers to accurately and reproducibly measure the T-cell immune response to vaccines and track the persistence of that response over time, including with respect to emerging variants of concern. immunoSEQ T-MAP COVID combines the sequencing and mapping capabilities of Adaptive’s immune medicine platform to show how T cells respond to different parts of the virus, including the various parts of the spike protein. A key objective with T-MAP COVID is to answer many outstanding questions about durability of COVID-19 vaccines, especially in light of new variants of the virus. For new variants of concern, such as Delta or Omicron, we have demonstrated the ability to identify mutations and connect them to our large-scale antigen-specific datasets in order to measure T-cell response to vaccination and determine the role of cellular immunity. Our T-MAP product offers significant advantages over other technologies to detect and monitor T cells at scale using a small amount of blood without the need for live cells that require special sample handling.

To date, we have sequenced a subset of patient samples (pre- and post-vaccination) from clinical trials sponsored by several top-tier vaccine developers, including Moderna, Johnson & Johnson, AstraZeneca, University of Oxford, Bill and Melinda Gates Foundation among others. Using our immunoSEQ T-MAP COVID product, we can identify and track expanded T cells induced by a vaccine, which can be distinguished from a natural infection, in order to monitor vaccine efficacy. With some partners, we are working towards understanding how T cell activation may provide a correlate of protection. This has become increasingly critical in the wake of variants since the antibody response is increasingly off-target and T cells are correlating more closely with real-world vaccine efficacy.

In an effort to understand immunity for immunocompromised patients, we have also collaborated with the Leukemia and Lymphoma Society and other prestigious academic labs in order to study the T cell response of this subset of patients who do not always have the ability to mount an antibody response to vaccination.

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

TCR Discovery for Cellular Therapy using TruTCR

We have developed a high-throughput TCR screening process that allows for the discovery of antigen-specific TCRs that occur in low frequencies in healthy individuals. We believe this provides a set of naturally-occurring TCRs with a more favorable safety profile in comparison to engineered TCRs. We then further characterize these naturally-occurring TCRs for binding avidity and cytotoxic potency. To date, we have identified and characterized to different stages more than 5,000 unique antigen-specific, paired TCRs against 600 different clinically relevant targets, constituting our pipeline of possible clinical candidates. We complete a data package for each characterized TCR that we believe meets the thresholds for therapeutic evaluation. These thresholds are divided into a series of seven key steps covering antigen specificity, functional avidity, cytolysis and safety assessment. A package is considered complete when the TCR meets the rigorous criteria for all seven steps and the data are compiled to support an IND package. As a proof of concept, we compared our fully characterized TCR against WT-1, a TAA often overexpressed in various cancers, to a benchmark WT-1 TCR. A gold standard for testing TCR efficacy is killing of cells that naturally express the target antigen at low levels. Using a cancer cell line that is known to express low levels of WT-1, our candidate WT-1 TCR was over four times more effective at killing cancer cells than the benchmark TCR. The complete data package for our lead WT-1 TCR candidate demonstrates improved avidity, cytolysis and a promising safety profile.

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

Strategic Collaboration with Genentech

Through our worldwide collaboration and license agreement with Genentech, we plan to develop, manufacture and commercialize novel neoantigen directed T cell therapies for the treatment of a broad range of cancers to advance the next generation of cellular therapies in oncology. We are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use TCRs screened by our immune medicine platform to engineer and manufacture cellular medicines:

•

Shared Products. The Shared Products will use “off-the-shelf” TCRs identified against cancer antigens shared among patients. We completed an assessment of efficacy and safety data to enable a decision to select our lead TCR candidate. Following review of this data by both us and Genentech, Genentech recently selected this TCR candidate to progress as a potential therapeutic product candidate. Meanwhile, we continue to screen and characterize TCRs against clinically relevant targets in solid tumors. We are on track to deliver to Genentech up to two additional TCR data packages for consideration by Genentech.

•

Personalized Product. The Personalized Product will use patient-specific TCRs identified by real-time screening of TCRs against cancer antigens in each patient.  In the second half of 2020, we started screening blood from cancer patients to identify TCRs specific to a patient’s tumor mutations. We conducted initial proof of concept screens by successfully processing blood from approximately 60 cancer patients, demonstrating that in certain of these patients we were able to identify naturally-occurring TCRs from the cancer patient’s own blood that are specific to that patient’s unique tumor mutations. To support our near-term and long-term objectives for the Personalized Product, we opened our dedicated prototype lab in South San Francisco in 2021, which will have capacity to perform first-in-human clinical trials. We believe the lab positions us to potentially pursue additional opportunities outside of this collaboration, including cellular therapy in other disease states and cancer vaccines.

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

Vaccine Development with Nykode

We also extended our drug discovery efforts by establishing a new worldwide licensing agreement in July 2021 with Nykode, whereby virus-specific T cell epitopes identified by our platform will be used to inform the design and development of novel SARS-CoV-2 vaccine candidates. The Nykode 2-arm Phase I/II trial is currently enrolling individuals in Norway who are already vaccinated. This T cell-based vaccine is intended to address SARS-CoV-2 variants of concern and may be used as a potential universal booster to available vaccines. The Nykode collaboration represents a significant extension of the platform into vaccine design and development. The platform is being deployed to both design and develop the vaccine as opposed to an evaluative use of our data following infection, as well as in direct support of a new commercial product. Although this is the first licensing agreement we have entered into with vaccine design and development as a primary goal, we believe it may provide a useful proof of concept for extending the platform’s ability to design vaccines for other disease states.

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

As of December 31, 2021, we had 858 full-time employees of which 180 hold medical or doctoral degrees. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe relations with our employees are good.

Our talented employees drive our mission and share core values that both stem from and define our culture. This plays an invaluable role in our ability to execute at all levels in our organization. Our core values are used in candidate screening, rewards and recognition criteria, and in employee evaluations to help reinforce their importance in our organization:

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

We believe our employees are highly engaged, and we were recognized consecutively from 2018 to 2021 by the Puget Sound Business Journal as one of Washington State’s Best Places to Work. We were also nationally certified as a 2021 Great Place to Work.

Diversity and Inclusion

We pride ourselves on inclusive team building, product design and gender diversity at all levels of management. We are committed to creating and maintaining a culture of belonging. In 2021, we expanded and implemented several diversity and inclusion initiatives. We continued to provide quality DEI programming through Employee Resource Groups (“ERGs”) including Women@Adaptive, Adaptive PRIDE, Black Adapter Network and Working Life and Wellness, and in 2021 launched two new ERGs: Asian Pacific@Adaptive and Sustainability@Adaptive. We continued to explore diversity sourcing programs and partnerships, and we expanded our diversity training to a growing population of hiring managers. We also integrated hidden bias training into our Leader of People Program. Our Equity Advisory Council of senior leaders maintained a strategic focus on clinical studies, commercial engagement, recruiting, and retention through a diversity and inclusion lens. In November 2021, we received a Corporate Equality Index (CEI) score of 95/100 from the Human Rights Commission. Our score of 95 is an increase of 20 points from last year’s previous CEI score. We successfully executed a second year of our STEM minority mentoring partnership with University of Washington. During the grand opening of our new Seattle headquarters building, and with the help of Governor Jay Inslee, we also announced our partnership with SPIN Girls, a transformative local program that builds leadership and provides immersive STEM experiences, while pairing students with female-identifying mentors of color from across King County.

Compensation and Benefits

We strive to provide compensation and benefits that are competitive to market and create incentives to attract and retain employees. Our compensation package includes market-competitive base pay, performance-based short-term incentives, health care, retirement benefits, paid time off and family leave. In addition, we offer employees the benefit of equity ownership in the Company through restricted stock unit awards. We also provide access to a variety of health and wellness resources, with special attention paid to mental health in 2021. This year also saw the inaugural winners of our Adaptive Leadership Awards announced, recognizing and celebrating those who best embody our Adaptive Leadership Principles.

Employee Development & Training

We prioritize employee development and training and have established programs to support a culture of employee development. Specifically, in 2021, we offered multiple learning solutions, including our Leader Orientation Program, our Leader of People Program, and our L-re:combinator Fellowship Program. We launched Leader of Leaders for employees at or above Director level. We also completely reworked and relaunched our employee onboarding program, DayOne. All of our leadership development programs are multi-week, blended learning courses that feature self-paced online learning and live virtual training. DayOne focuses not just on HR and compliance orientation, but cultural onboarding with small group interactions among our Chief Executive Officer, cultural ambassadors and fellow new Adapters.

In 2021, over 130 Adapters attended leadership development programs and consumed approximately 2,400 hours of training. Over 200 Adapters completed DayOne. In our annual employee survey, Adaptive Listens, Adapters generally judged our managerial corps as one of Adaptive’s strengths, a sign that investing in their development is translating into real-world results.

COVID-19 Preparedness

Since the emergence of COVID-19, our cross-functional COVID-19 preparedness committee has been meeting at least weekly to monitor the progress of the disease, stay apprised of expert external guidance, discuss and implement preparedness plans as needed, and provide clear communication to all Adapters. We implemented measures to reduce the risk of exposure of COVID-19 to the employees who continue to work on site, including the implementation of work-from-home policies for certain employees, as well as the implementation of shifts and zones to physically distance employees who remain on site, including extra sanitation measures. For those employees working remotely, we provided additional equipment to support their ergonomic and technology needs. Beginning in 2022, our offices and infrastructure are now set up to support and enable a hybrid workforce, with safety and other factors related to on site work continually evaluated by our Covid-19 preparedness committee.

Strategic Collaborations and Other Agreements

Genentech Agreement

In December 2018, we entered into an agreement with Genentech (“Genentech Agreement”) to develop, manufacture and commercialize novel neoantigen directed T cell therapies for the treatment of a broad range of cancers. Pursuant to the Genentech Agreement, we are responsible for the screening and identification of TCRs that can most effectively recognize and directly target specific neoantigens, while Genentech is responsible for clinical, regulatory and commercialization efforts. During the term of the Genentech Agreement, we have agreed to certain defined exclusivity obligations or restrictions with respect to the development and commercialization of certain cell therapies.

In February 2019, we received a $300.0 million upfront payment from Genentech. We also may be eligible to receive approximately $1.8 billion over time, including payments of up to $75.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones, and up to $1.4 billion upon the achievement of specified commercial milestones. Genentech will also pay us tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of the Shared Products and the Personalized Product arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. For the year ended December 31, 2021, 2020 and 2019, the Genentech Agreement accounted for 40.2%, 53.7% and 41.3% of our revenue, respectively.

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

We use a limited number of suppliers, or in some cases single suppliers, for our laboratory equipment and materials. We manage this concentration risk by targeting or building to levels of surplus stock that, we believe, would allow us to locate alternative suppliers if needed. However, if one of our suppliers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers and may face delays in processing samples or developing and commercializing our products and services. We have occasionally faced delays in the form of longer lead times for equipment that is subject to increased demand due to public health measures taken to combat the COVID-19 pandemic. In particular, we have purchased the Illumina NextSeq System, and Illumina also supplies us with reagents that have been designed for use solely with this sequencer. While we acquire these reagents from Illumina on customary terms, if we had to replace the reagents we use we may also need to acquire and qualify a replacement sequencer, validate the reagents and potentially revalidate aspects of our existing assays.

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

As of December 31, 2021, we owned or controlled 471 active patents and patent applications whose claims are intended to cover what we do, what we plan to do and what others might do to compete with us. From our earliest patent filings in 2009, our portfolio has been tailored to reflect our efforts to harness the adaptive immune system for research, diagnostic and therapeutic applications. Our patent claims extend to not only adaptive immune receptor molecules, but also to uniquely powerful techniques for sequencing immune cell receptors, determining clonality and immune competency, diagnosing disease, predicting responses to immunotherapy and identifying new drug candidates. Our patent protection generally expires in years ranging from 2029 to 2040.

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

We also pursue trademark registration for our product and service names and promotional slogans in our existing and projected markets.

Intellectual Property Portfolio by the Numbers

As of December 31, 2021, our intellectual property portfolio consisted of the following:

•	471 patent applications filed worldwide directly or in conjunction with a co-owner or licensor since 2009;
•	51 pending patent applications;
•	420 issued patents across our immune medicine platform;
•	24 patent families directed to methods and tools useful in our immune medicine platform for non-target specific immunosequencing and research, including immunoSEQ;
•	17 patent families directed to methods and tools useful in diagnosis, prognosis and disease monitoring, including clonoSEQ, T-Detect and the TCR-Antigen Map;
•	12 patent families directed to methods and tools useful in drug discovery, including TruTCR, MIRA and pairSEQ;
•	1 patent family directed to therapeutic antibodies;
•	1 patent family directed to gene sequencing technology; and
•	28 trademarks registered and pending registration worldwide.

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

Methods of Measuring Adaptive Immunity

In 2009, a U.S. provisional patent application was filed to pursue protection for immunosequencing by our co-founder, Dr. Harlan Robins. The invention broadly relates to methods for assessing the adaptive immune system status of individuals. Rearranged V and J segment genes of TCRs or BCRs are targeted as biomarkers for assessing the status of the immune system at one or more points in time. Granted claims extend to the use of particular sets of amplification primers, while pending claims are being pursued to capture additional assessment techniques. Licensed exclusively to us by Fred Hutch, the application has since spawned more than 31 additional patent applications, many of which have been granted as of December 31, 2021, including U.S. Patent No. 9,809,813.

Optimizing Nucleic Acid Amplification Reactions

Amplification of nucleic acids can result in over- or under-representation of the amplified molecules, misrepresenting the number present in the source material, such as a blood sample. Dr. Robins invented a method to correct for such bias, thereby improving the precision of PCR-based quantification of TCR and BCR coding sequences in a sample. The claimed approach utilizes synthetic templates, reflecting nucleic acid sequences for rearranged V and J receptor segments in the sampled cells. More than twenty-eight related patent applications have since been filed, many of which have been granted as of December 31, 2021, including U.S. Patent Nos. 9,371,558 and 10,214,770.

Diagnosing and Monitoring Disease

In connection with our acquisition (“Sequenta Acquisition”) of Sequenta, Inc (“Sequenta”) in 2015, we purchased Sequenta’s extensive patent portfolio. The portfolio includes 124 patent applications which disclose and claim methods to identify and quantify T cell-based immune responses to antigen exposure using NGS. TCR and BCR DNA, RNA or cell-free DNA from samples, including blood and bone marrow, are used to detect, prognose and monitor disease, including autoimmune disease, infection and cancer. More than one hundred twelve patents have been granted in the portfolio as of December 31, 2021, including U.S. Patent Nos. 8,628,927 and 8,236,503.

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

MIRA

We developed and are pursuing patent protection for bioinformatic-based methods to determine the antigen specificity of TCRs by exposing T cells to a panel of multiple antigens. Antigen exposure can be performed by incubation or presentation; for example, it can be performed via recombinant expression in another cell. These methods may also be used to pair the two TCR chains as well as to identify high avidity TCRs. Several patents have been granted as of December 31, 2021, including U.S. Patent No. 10,066,265.

pairSEQ

In nature, TCRs and BCRs exist as a heterodimer of paired chains, each of which is encoded on a different chromosome. Immunosequencing reveals the nucleotide structure of each individual chain, but not which chains match as cognate pairs. We developed and are pursuing patent protection for multiple bioinformatic-based approaches to pairing the two chains of TCRs and BCRs, including one deployed in our pairSEQ technique. Our methods also allow for identification of receptor chain pairs which are specific to particular antigen targets. Over fifty related patent applications have been filed, nearly half of which have matured into granted patents as of December 31, 2021, including U.S. Patent No. 10,077,478.

Assessing Responsiveness to Immunotherapy

Leveraging our immunosequencing technologies, we developed methods for predicting responses to immunotherapy, vaccines and infection. To those ends, rearranged TCR or BCR sequences are quantified and their levels or frequencies compared at different points in time. More than 20 related patent applications have been filed, most of which have been granted as of December 31, 2021, including U.S. Patent No. 10,221,461.

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

Through our Sequenta Acquisition, we also obtained an exclusive paid-up license, with rights to sublicense, to patents filed in the United States, Europe, Australia and China owned by iRepertoire, Inc. The license is for worldwide use in diagnosis, prognosis, treatment and monitoring of any proliferative disorder for which rearranged nucleic acids capable of encoding an immune receptor, whether productive or unproductive, or functional or nonfunctional, of a cell, excluding tumor infiltrating lymphocytes, of the proliferative disorder can be used as markers for the disorder, including, but not limited to, lymphoid and myeloid proliferative disorders, such as ALL, CLL, acute myeloid leukemia, chronic myelogenous leukemia, Hodgkin’s and NHL, plasma cell neoplasms, such as MM, monoclonal gammopathy of undetermined significance, monoclonal B cell lymphocytosis and myelodysplastic syndromes.

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

RUO products belong to a separate regulatory classification under a long-standing FDA regulation. From an FDA perspective, products that are intended for research use only and are labeled as RUO are exempt from most regulatory controls, and are therefore not subject to the regulatory requirements discussed below for clinical diagnostic products. Thus, RUO products may be used or distributed for research use without first obtaining FDA clearance, authorization or approval. The products must bear the statement: “For Research Use Only. Not for use in diagnostic procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use. Accordingly, a product labeled RUO but intended or promoted for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and subject to FDA enforcement action. The FDA will consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use. If the FDA disagrees with a company’s RUO status for its product, the company may be subject to FDA enforcement activities, including, without limitation, requiring the company to seek clearance, authorization or approval for the products. If the FDA determines an RUO product is adulterated and misbranded, enforcement may also include a warning letter, seizure, an injunction and/or criminal fines for FDCA violations.

Clinical Diagnostics in the United States

Our first diagnostic product, clonoSEQ, was granted marketing authorization by the FDA for the detection and monitoring of MRD in bone marrow samples in patients with MM and ALL under the de novo process in September 2018, which classified clonoSEQ and future DNA-based tests to measure MRD in hematological malignancies as Class II devices, as explained further below. In August 2020, we received our third FDA clearance for clonoSEQ, following a 510(k) submission, for CLL in bone marrow as well as blood samples.  We submitted a 510(k) premarket notification for ALL from blood samples in February 2021 and are actively advancing validation studies in certain NHL sub-types.

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

Position in the European Union

In the EU, IVDs can be placed on the market by obtaining a “CE mark,” which demonstrates conformity via a self-certification with the In vitro Diagnostic Medical Device Directive (“IVDD”). clonoSEQ obtained a CE mark in May 2019 for all B-cell malignancies with blood and bone marrow. The requirements under the Directive include:

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

On May 26, 2017, the EU released a new regulatory framework, the In vitro Diagnostic Medical Device Regulation (“IVDR”), which will replace the IVDD. Our products in the EU will have to comply with the IVDR requirements by May 2026, subject to the applicable transitional provisions before full compliance is required. The IVDR is considerably stricter in regulatory oversight than the IVDD and will require more IVD devices to be reviewed by a notified body before being placed on the market. Until that time, our products must continue to meet the requirements of IVDD for commercialization in the EU.

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

Laboratory Developed Tests in the United States

The FDA has historically exercised enforcement discretion to not regulate most LDTs. As such, LDTs have not been subject to FDA’s marketing clearance and approval processes, or post-marketing controls, for medical devices. LDTs are generally considered to be tests that are designed, developed, validated and used within a single laboratory. Laboratories certified as “high complexity” under CLIA may develop, manufacture, validate and run LDTs. clonoSEQ is available as an LDT for use in assessing MRD for other lymphoid malignancies, including  NHL and use in other specimen types, at our Seattle, Washington laboratory.

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

If the VALID Act does not pass, the FDA may decide to exercise enforcement discretion for LDTs, especially if it perceives a LDT as posing a risk to patients. Therefore, the regulatory path for marketing of LDTs is subject to uncertainty given the FDA’s latitude in interpreting and applying its laws and policies.

In November 2020, the U.S. Department of Health and Human Services advised that the FDA did not have authority to require LDTs related to COVID to obtain an EUA prior to marketing. HHS also instructed the FDA to review voluntary EUA submissions of LDTs for COVID-19 in order to extend certain statutory immunities to liability for those laboratories under the federal Public Readiness and Emergency Preparedness Act (“PREP Act”). In March 2021, the FDA issued an EUA for T-Detect COVID to confirm recent or prior SARS-CoV-2 infection. In November 2021, HHS rescinded its previous statement that the FDA did not have authority over LDTs. The FDA modified its policy and has required all COVID related LDTs on the market to submit an EUA request within 60 days of the policy, and has also made clear that no additional COVID related LDTs may come onto the market prior to issuance of an EUA.

Federal and State Privacy, Security and Breach Notification Laws

Many state and federal laws govern the processing of personal information or individually identifiable health information. At the federal level, under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), the U.S. Department of Health and Human Services (“HHS”) issued regulations that establish standards for protecting the privacy and security of “protected health information” used or disclosed by certain healthcare providers and other “covered entities” and their “business associates.” Three principal data protection-related regulations with which we are required to comply have been issued in final form under HIPAA and HITECH: privacy regulations, security regulations and security breach notification regulations.

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

In addition, certain state laws govern the privacy and security of health information and personal information. Some of the state laws governing health information privacy and security are more stringent than HIPAA (including providing for patient enforcement of these state laws) and often differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. There has also recently been an influx of state privacy and security laws that introduce similar compliance complexities, including the California Consumer Privacy Act (“CCPA”), the Colorado Privacy Act (“CPA”) and the Virginia Consumer Data Protection Act (“VCDPA”). In addition, there are state breach notification laws in every state, as well as D.C., Guam and Puerto Rico. Failure to comply with these laws, where applicable, can result in the imposition of significant civil or criminal penalties and private litigation.

General Data Protection Regulation in the EU and Internationally

The General Data Protection Regulation (“GDPR”) is a legal framework that sets requirements for the collection and processing of personal information of individuals within the European Economic Area (“EEA”). The GDPR sets out the principles for data management and the rights of the individual, while also imposing very significant fines that can be revenue-based. It applies to U.S. companies that process personal information of persons in the EEA in connection with the offer of products or services to those persons, or the monitoring of such persons’ behavior. It may also apply when a U.S. company processes personal information in the context of the activities of an entity established in the EEA. The GDPR became enforceable on May 25, 2018. The regulation is a comprehensive privacy law, meaning that it applies to all types of personal information, including the human resources record of employees and even the Internet Protocol addresses of people using online services. The GDPR builds upon data rights that the EU had previously advocated, such as the right of an individual to be forgotten and the right to data portability.

Many other countries and regions also have privacy and data protection laws, some of which are modeled after the European framework. This includes countries within Europe that are not part of the EEA, such as the United Kingdom and Switzerland, and therefore operate under different privacy and data protection frameworks.

In addition to laws that directly impose privacy and data protection obligations on companies, there is also a growing interest in laws and regulations that govern data areas that are related to, but not completely related to data privacy. One area of these laws relates to use and testing of genetic and genomic data. In addition to the federal Genetic Information Nondiscrimination Act , there are a number of state laws that have recently passed (e.g., the California Genetic Information Privacy Act) and that continue to make appearances on states’ legislative schedules. There have been similar draft bills at the state level that would regulate machine learning, artificial intelligence, the Internet of Things, and human specimen use. There have been similar trends internationally, such as ongoing public consultations in the European Union on the Digital Governance Act and an Artificial Intelligence Regulation.

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

The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payor program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government by submitting a false claim to the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. Qui tam complaints are filed under seal, and the cases may progress for a number of years before a complaint is unsealed and a healthcare provider or supplier becomes aware of its existence. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $11,803 to $23,607 for each false claim. The False Claims Act is the federal government’s primary civil tool in healthcare fraud cases. False Claims Act liability is not limited to direct providers of health items or services. The government has asserted liability under the False Claims Act against manufacturers and other third parties who caused another party to file a false claim.

In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these state laws apply where a claim is submitted to any third-party payor and not merely a governmental payor program.

On October 25, 2018, the Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act of 2018 (“SUPPORT Act”) was enacted. The SUPPORT Act included the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), which establishes an all-payor anti-kickback prohibition that extends to arrangements with recovery homes, clinical laboratories and clinical treatment facilities. EKRA includes a number of statutory exceptions, and directs agencies to develop further exceptions. Current exceptions in some cases reference and in others differ from the AKS safe harbors. Significantly, the prohibitions apply with respect to the soliciting or receipt of remuneration for any referrals to recovery homes, clinical treatment facilities, or clinical laboratories, whether or not related to treating substance use disorders. Further, the prohibitions cover the payment or offer of remuneration to induce a referral to, or in exchange for, an individual using the services of, such providers. This law creates additional risk that relationships with referral sources could be problematic.

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

In Europe, various countries have adopted anti-bribery laws providing for severe consequences, in the form of criminal penalties or significant fines, for individuals or companies committing a bribery offence. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation. For instance, in the United Kingdom, under the Bribery Act 2010, which came into effect in July 2011, a bribery offense occurs when a person offers, gives or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the Bribery Act 2010. Under this regime, an individual found in breach of the Bribery Act 2010 faces imprisonment of up to 10 years. In addition, the individual can be subject to an unlimited fine, if found to have committed an offense, as can commercial organizations that are found to have failed to prevent bribery. In 2016, France passed an anti-bribery and compliance law (“Sapin II”), and the French anti-corruption agency (“AFA”) was established. The Sapin II law makes it compulsory for companies within the scope of the law to implement internal procedures to fight corruption. One of the items that must be prepared is a corruption risk map, as well as an anti-corruption code of conduct. These documents are subject to investigation by the AFA and failure to comply with the requirements can lead to a fine of up to €1.0 million for a company and €200,000 for executives.

In 2021, Adaptive expanded its European presence and hired employees within the UK and as such, has a potential for the UK Bribery Act to apply as it can be triggered by any act committed within the UK. Currently, we are not subject to the jurisdictional requirements of Sapin II as we do not have offices in France. If we were to have future growth in the European market, this law could potentially become applicable to us.

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

The federal physician payment transparency requirements (“Physician Payments Sunshine Act”) and its implementing regulations, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with certain exceptions, to annually report to HHS information related to certain payments or other transfers of value made or distributed to covered recipients, defined to include doctors, dentists, optometrists, podiatrists, chiropractors, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, certified nurse-midwives, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

There are also state transparency and gift ban laws that require manufacturers to provide reports to state governments on pricing and marketing information. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, and such laws may also prohibit or limit certain other sales and marketing practices. These laws may adversely affect our sales, marketing, and other activities by imposing administrative and compliance burdens on us. Although we have a system for tracking and reporting “sunshine” law required information, if we fail to do so as required, we could be subject to government enforcement action and potential penalties.

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

In addition, we may not be free to determine the price charged for our products. For instance, the No Surprises Act (“NSA”) was enacted on December 27, 2020 and took effect on January 1, 2022. One of the goals of the NSA is to protect patients from “surprise” medical bills resulting from gaps in coverage for services provided by out-of-network providers, such as laboratories, related to patient visits at in-network facilities. The NSA limits the amount out-of-network laboratories may charge a patient for laboratory services ordered during an in-network facility visit. In addition, the NSA establishes an independent dispute resolution process for determining the amount of reimbursement for the laboratory service in the event that the laboratory and insurer cannot agree on a rate.

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

Corporate Information

We were incorporated in the State of Washington on September 8, 2009 under the name Adaptive TCR Corporation. On December 21, 2011, we changed our name to Adaptive Biotechnologies Corporation. In January 2015, we acquired Sequenta, Inc. (“Sequenta”), a San Francisco, California-based company that was also developing an NGS test for MRD (“Sequenta Acquisition”). Our principal executive offices are located at 1165 Eastlake Avenue East, Seattle, Washington 98109, and our telephone number is (206) 659-0067.

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

Item 1A. Risk Factors

Investing in our Company involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, before investing in our Company. Any of the risk factors we describe below could adversely affect our business, financial condition, results of operations, prospects or the trading price of our securities. The risks described below are not the only ones we face and additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, prospects and the trading price of our securities.

Summary of Risk Factors

Generally, the risks described below relate to the following:

•

the effects of health epidemics, including the COVID-19 pandemic or future variants of the SARS-CoV-2 virus, in regions where we or third parties on which we rely have significant laboratory operations, manufacturing facilities, concentrations of clinical trial sites or other business operations;

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

•	our ability to develop our TCR-Antigen Map and yield additional insights from it that are commercially viable;
•	our collaboration with Genentech and ability to develop and commercialize cellular therapeutics, including our ability to achieve milestones and realize the intended benefits of the collaboration;
•	our ability to leverage our immune medicine platform to discover, develop and commercialize additional products and services, including those related to COVID-19, may not be successful;
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

We have incurred significant losses since our inception. For the year ended December 31, 2021, 2020 and 2019, we incurred a net loss of $207.3 million, $146.2 million and $68.6 million, respectively. As of December 31, 2021, we had an accumulated deficit of $718.9 million. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering, and, to a lesser extent, sequencing and development revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to invest in the development of products and services utilizing our immune medicine platform to support the validation of additional clinical diagnostic and therapeutic products and services. We will need to generate significant additional revenue to achieve and sustain profitability.

We expect to make significant investments in our continued research and development of new products and services, which may not be successful.

We are seeking to leverage our immune medicine platform to develop a pipeline of future disease-specific research, diagnostic and therapeutic products and services. For example, we are developing our TCR-Antigen Map with a view toward continually advancing the development of T-Detect, a diagnostic test that may enable early and accurate detection of multiple diseases from a single blood test, into further indications. In addition, we are developing certain therapeutic product candidates under our collaboration agreement with Genentech by leveraging our platform to identify TCRs that can be engineered into personalized cellular immunotherapies. We expect to incur significant expenses to advance these development efforts, but they may not be successful.

Developing new products and services is a speculative and risky endeavor. Products or services that initially show promise may fail to achieve the desired results or may not achieve acceptable levels of analytical accuracy or clinical utility. We may need to alter our products in development and repeat clinical studies before we identify a potentially successful product or service. Product development is expensive, may take years to complete and can have uncertain outcomes. Failure can occur at any stage of the development. If, after development, a product or service appears successful, we or our collaborators may, depending on the nature of the product or service, still need to obtain FDA and other regulatory clearances, authorizations or approvals before we can market it. The FDA’s clearance, authorization or approval pathways, including seeking EUA for new indications of T-Detect or other products, are likely to involve significant time, as well as additional research, development and clinical study expenditures. The FDA may not clear, authorize or approve any future product or service we develop. Even if we develop a product or service that receives regulatory clearance, authorization or approval, we or our collaborators would need to commit substantial resources to commercialize, sell and market it before it could be profitable, and the product or service may never be commercially successful. Additionally, development of any product or service may be disrupted or made less viable by the development of competing products or services.

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

We are leveraging our collaboration with Microsoft to develop our TCR-Antigen Map. Together we are using immunosequencing, proprietary computational modeling and machine learning to map TCR sequences to the antigens they bind. However, we may not be successful in developing a comprehensive TCR-Antigen Map for any number of reasons including difficulty accessing required sample sets to validate signals and complications in advancing algorithmic-based methods that accurately define TCR signatures to be validated. As a result, it may require significantly more time and resources for us to determine how to use machine learning to accelerate our mapping process, which could adversely impact our ability to develop or commercialize new diagnostic products or services. In addition, even with the aid of machine learning, we expect the TCR-Antigen Map to take us several years to develop.

The TCR-Antigen Map we are developing may not yield clinically actionable insights on a timetable that is commercially viable, or at all. Our goal is to leverage the TCR-Antigen Map in connection with the development of T-Detect to enable early or accurate detection across a broad range of diseases. We have confirmed signals for SARS-CoV-2, acute Lyme disease, Crohn’s disease, celiac disease and multiple sclerosis. We have also identified early signals in ulcerative colitis and rheumatoid arthritis and we will seek to confirm those signals in ongoing validation work. We will also seek to identify new signals in other select autoimmune disorders or other diseases. If our computational modeling and machine learning efforts do not accelerate the pace at which we can validate association of TCR sequences to the antigens they bind, the timetable for our business model may not be commercially viable. Even if we can accelerate this timeline, our products and services derived from our novel technologies may have product or service level errors. If we are unable to make meaningful progress in our TCR-Antigen Map and successfully use it to develop and commercialize new diagnostic products or services, our business and results of operations will suffer.

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

We are exposed to numerous risks associated with the Genentech Agreement, including sharing a measure of control over the operations of our research and development portions of the collaboration with Genentech and Genentech having sole control over the commercialization of any products developed via the collaboration. For instance, in 2021, Genentech suspended development of a drug against our first shared antigen target candidate in response to published data. The Genentech Agreement also prevents us from, among other things, developing or commercializing TCR-based cellular therapies outside the scope of the collaboration in the field of oncology on our own or with any third party. Our collaboration involves risks that are different from the risks involved in independently conducting operations, including that Genentech may:

•	have or develop economic or business interests that are inconsistent with ours;
•	take actions contrary to our instructions, requests, policies or objectives;
•	take actions that reduce our return on investment for this collaboration;
•	fail to distinguish itself from biosimilar competition; or
•	take actions that harm our reputation or restrict our ability to run our business.

Genentech’s degree of control over collaboration development and commercialization efforts may impact the amounts we receive under the Genentech Agreement. For example, Genentech may suspend development of product candidates or decide not to pursue commercialization of product candidates at all, or it may agree to pay royalties to third parties or adopt a pricing model that reduces the amount of royalties we might otherwise expect. It is also possible that effective cell therapies will not be developed under the Genentech Agreement or, if developed, approved by the FDA or comparable regulatory authorities outside of the United States. Genentech may also terminate the Genentech Agreement at its convenience, at any time and without cause.

We may not be able to perform our product research, development and commercialization related obligations under the Genentech Agreement, including performing TCR screening activities for product candidates being developed and commercialized under that agreement. For example, in the event a product is commercialized under the Genentech Agreement, as the volume of product sales grows, we will likely need to continue to increase our workflow capacity for sample intake, customer service and general process improvements, and expand our internal quality assurance program to support TCR screening on a larger scale within expected turnaround times. We will likely need additional certified laboratory scientists and other scientific and technical personnel for the Personalized Product to identify and target therapeutically relevant, patient-specific neoantigens. We will likely also need to acquire additional laboratory space and equipment, which can take several months or more to procure, set up and validate. These process enhancements and increases in scale, expansion of personnel, laboratory space and equipment may not be successfully implemented, and we may not have adequate laboratory facilities or resources to accommodate all the requirements that we currently anticipate needing to be successful. If we cannot satisfy our obligations, Genentech is entitled to trigger a technology transfer of our TCR screening process (specific to the Personalized Product) or terminate the Genentech Agreement. In addition, due to our significant obligations under the Genentech Agreement, we may face challenges in meeting the needs of existing customers, collaborators and suppliers and securing new customers, including any biopharmaceutical customers that are actual or potential competitors with Genentech.

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

We have limited experience with the development of cellular therapeutics, and no experience with the commercialization, marketing and distribution of cellular therapeutics. Our therapeutic product candidates are at an early stage of discovery and development under our Genentech collaboration, and we are continuing to develop our TruTCR process being used under that collaboration to develop TCR-based cellular therapies for the treatment of cancer. Under our Genentech collaboration, Genentech has invested significant financial resources to develop future TCR-based cellular therapies, including conducting preclinical studies and other early research and development activities, and providing general and administrative support for these operations. Our future success is dependent on our and Genentech’s ability to successfully develop therapeutic product candidates and advance those product candidates into the clinic, and Genentech’s ability, where applicable, to obtain regulatory and marketing approval for, and then successfully commercialize, cellular therapeutics. We and Genentech have not yet developed and commercialized any cellular therapeutics, and we may not be able to do so.

We currently use, and in the future expect to increase our use of, collaborators for several aspects of our operations, and if we cannot maintain current and enter new relationships with collaborators, our business will suffer.

We have limited resources to conduct our life sciences research, clinical diagnostics and drug discovery operations and have not yet fully established infrastructure for sales, marketing or distribution in connection with our products and services. Accordingly, we have entered into collaboration agreements under which our collaborators have provided, and may in the future provide, funding and other resources for developing and potentially commercializing our products and services. In particular, we have entered into the Genentech Agreement, with the goal of accelerating the development and commercialization of T cell therapies for the treatment of a broad range of tumor types, and a strategic collaboration agreement with Microsoft (“Microsoft Agreement”), which provides us with access to Microsoft’s research and machine learning technologies that we are using to develop our TCR-Antigen Map. We are pursuing several additional industry and academic collaborations to access patient cohorts that could accelerate our TCR-Antigen Map signal generation and validation for our immune-based diagnostics or drug discovery product or services pipeline. These collaborations may result in our incurring significant expenses in pursuit of potential products and services, and we may not be successful in identifying, developing or commercializing any potential products or services.

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

We are developing a pipeline of immune-driven diagnostics and therapeutics, including T-Detect and cellular therapies in oncology, but significant additional research and development activities and clinical trials or validations could be required before we and our collaborators will have a chance to achieve additional commercially viable products. Our research and development efforts remain subject to all of the risks associated with the development of new products and services based on immune-driven diagnostics and immune-mediated therapies. Development of the underlying technology may be affected by unanticipated technical or other problems, among other research and development issues, and the possible insufficiency of funds needed to complete development of these products and services. Safety, regulatory and efficacy issues, clinical hurdles or other challenges may result in delays and cause us to incur additional expenses that would increase our losses. If we and our collaborators cannot complete, or if we experience significant delays in developing, our clinical diagnostics or therapeutics, including cellular therapies, T-cell based vaccines or antibody discoveries, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

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

We rely on a limited number of suppliers, or in many cases single suppliers, to provide certain sequencers and equipment that we use in our laboratory operations, as well as reagents and other laboratory materials for our products and services. An interruption in our laboratory operations, kit distribution or technology transfer could occur if we encounter delays, quality issues or other difficulties in securing these sequencers, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In addition, we would likely be required to incur significant costs and devote significant efforts to find new suppliers, acquire and qualify new equipment, validate new reagents and revalidate aspects of our existing assays, which may cause delays in our processing of samples or development and commercialization of products and services. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. Internal changes in processes or compositions of our reagents or other materials may also require validation efforts by us and supply of new materials from our suppliers which could impact timing of production and levels of inventory while such changes are being implemented. Further, as a result of the COVID-19 pandemic, the overall demand for supplies and equipment used in vaccine development and distribution or other public health or disease prevention initiatives may continue to increase lead times for purchased supplies and equipment, thus potentially lowering our production capacity. Combined with lowered production capacity, any significantly increased demand for existing or new products or services, such as T-Detect COVID, may affect our ability to fulfill orders, resulting in a material adverse effect on volume or revenue.

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

Our research and diagnostic sales and marketing efforts are targeted at a large and diverse market with highly specialized segments, including department heads, laboratory directors, principal investigators, core facility directors, clinicians, payors and research scientists and pathologists at leading academic institutions, biopharmaceutical companies, research institutions and contract research organizations. As a result, we believe it is necessary for our sales representatives to have relevant, specialized market experience. Competition for experienced sales and marketing personnel is intense, and new members of our sales organization may require intense training to apply their experience and expertise to our products and services. We may not be able to attract and retain personnel or be able to build or adequately train an efficient and effective sales organization, which could negatively impact sales and market acceptance of our clinical diagnostics and limit our revenue growth and potential profitability.

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

•	the cost of clinical trials of future products and services, or improvements to current products and services, may be greater than we anticipate;
•	we may not have sufficient capacity in our laboratories to perform testing as requested or volumes requested or with the requested turnaround times necessary for clinical trials;

•	the supply or quality of materials or data necessary to conduct clinical trials of future products and services, or improvements to current products and services, may be insufficient or inadequate;

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

We will need to expand our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our products and services. If we are unable to support fluctuations in the demand for our products and services, including ensuring that we have adequate capacity to meet increased demand as well as other customer requirements (such as turnaround time and service level), our business could suffer. As of December 31, 2021, we had 858 full-time employees and we expect to increase the number of employees, including potential contingent employees as needed to address demand fluctuations, and the scope of our operations as we continue to develop our clinical diagnostic products and services. As we and our collaborators commercialize additional products and services, we will need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher service costs, declining service quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and services and could damage our reputation and the prospects for our business.

To manage our anticipated expansion, we must continue to implement and improve our managerial, operational and financial systems, continue to expand our facilities and continue to recruit and train additional qualified personnel. Also, our management and operations teams may need to divert a disproportionate amount of their attention away from their day-to-day activities and devote a substantial amount of time to managing these development and improvement activities.

Due to our limited resources and early stage of growth, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit, train, and retain additional qualified personnel. This may result in weaknesses in our infrastructure, operational mistakes, slower development of our products and services, missed or delayed milestone achievement, significant cost overruns, loss of business opportunities, loss of employees and contingent workers, inability to execute on hiring plans and reduced productivity among remaining employees and contingent workers.

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

Our business could be adversely affected by global pandemics or health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and such pandemics or epidemics could cause significant disruption in the operations of third-party manufacturers, suppliers, general contractors and sub-contractors related to capital projects and CROs upon whom we rely. The global pandemic of COVID-19 continues to rapidly evolve. We do not yet know the full extent of potential delays or impacts on our business, clinical trials, sales force expansion plans and other initiatives, or the impacts to healthcare systems or the global economy as a whole.

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

With respect to our laboratory operations, we intend to rely on the measures implemented in early 2020 to reduce the risk of exposure of COVID-19 to the employees who continue to work on site as part of government-defined essential services, including the implementation of work-from-home policies for certain employees, as well as physical distancing and contact tracing those employees who remain on site. We have also required all on-site employees to be vaccinated, subject to applicable religious and medical exemptions. We work with a variety of materials and samples from COVID-19 patients that could be hazardous to human health. We intend to continue to adhere to the safety measures implemented to reduce the risk of exposure to our on-site staff.

We have experienced a number of staffing and supply chain disruptions due to COVID-19 and anticipate these will continue into the future. The effects of the stay-at-home orders or similar government orders and internal protective measures may negatively impact productivity, disrupt our business and delay our clinical programs and corporate expansion initiatives, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations regarding our ability to conduct our business in the ordinary course. Confirmed positive cases, close contacts, and other identified risks have resulted in disruptions to regular on-site staffing, and these disruptions may continue to negatively impact our research and production.

The effects of government restrictions such as the stay at home orders and our other operational safety measures may negatively impact productivity, disrupt our business and delay our clinical programs and corporate expansion initiatives, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations regarding our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, stay at home orders and similar government orders, or the perception that such orders, shutdowns or other restrictions on business operations could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing or supplier facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, public health measures undertaken to combat the COVID-19 pandemic or vaccine development and distribution efforts may increase demand for equipment or supplies, which we use in the ordinary course of our business. This increased demand has resulted in longer lead times for equipment purchases and may result in internal conservation of supplies, which may slow production.

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

The extent to which the COVID-19 pandemic may impact our business with respect to research and development and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, vaccine distribution, variants of the virus, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. As the COVID-19 pandemic continues to spread around the globe, we will likely experience disruptions that could severely impact our business with respect to research and development and clinical trials, including:

•	delays or difficulties in enrolling patients or maintaining scheduled study visits in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	negative impact on interactions necessary for commercial testing, due to restricted access for industry employees;
•	patient and clinician avoidance of “elective” procedures that may encompass our products and services, and general reluctance of patients to seek in-person care;
•	challenges in providing clinical education with respect to our novel products and services in a virtual setting, and restrictions on clinician and provider travel;
•

diversion of healthcare resources, clinical staff, physicians and advanced practice providers in oncology, including hospitals serving as our clinical trial sites, away from the conduct of clinical trials related to our non-COVID-19 related products and services;

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
•

changes in regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or discontinuing clinical trials altogether;

•

delays in necessary interactions and anticipated timelines with local and federal regulators (including the FDA), ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

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

We are attempting to leverage our immune medicine platform to discover and develop potential antibody therapies and We are attempting to leverage our immune medicine platform to discover and develop potential antibody therapies and diagnostics for COVID-19. Our efforts in this area are early and continue to evolve and mature continuously as we augment our databases and pool of knowledge.

While we believe quantifying virus-specific T cells may provide important research and diagnostic advantages because T cells appear to persist longer and protect against severity of disease, the data upon which such belief is based is limited and our analyses are preliminary. As we continue to collect and analyze additional data, we may find that our initial hypotheses are not applicable to new variants of the SARS-CoV-2 virus or are not supported by a larger data set or further analysis. If our beliefs regarding the effectiveness of our current products and services related to COVID-19 are incorrect, or if we are unable to establish a correlate of protection between the T cell response and immunity to COVID-19, that could have a material adverse effect on the market for our products and services related to COVID-19 as well as collaborations for which a correlate of protection is a vital element. Accordingly, our revenue, reputation, financial condition, and our stock price would be adversely impacted.

Our efforts to further develop and commercialize T-Detect COVID, neutralizing antibodies for COVID-19 or other products related to COVID-19, including efforts by our partners or collaborators, involve a high degree of risk, and our efforts may fail for many reasons, including:

•	failure of our products to be effective against new variants of COVID-19;
•	failure of T-Detect COVID or TruAB neutralizing antibodies to perform as expected against current strains of COVID-19 or new variants, as well as the possibility of defects and errors;
•	failure to obtain a suitable partner for neutralizing antibody therapeutics or failure of our collaborators in vaccine development to bring products to market;
•	lack of validation data, particularly as new variants of COVID-19 arise;
•	failure to demonstrate the analytical accuracy or clinical utility of existing antibody therapies and diagnostic tests;
•	failure to obtain the necessary regulatory approvals or clearances; or
•	commercial disruption caused by the development of competing products or services.

Additionally, there can be no assurances as to the commercial success of either T-Detect COVID, neutralizing antibodies, vaccines or diagnostic tests. Our investments in the discovery and development of products and services related to COVID-19 may not be accretive to our future financial results and if we determine that any product or service is unlikely to succeed, we may abandon them without any return on our investment.

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
•

the ability of our clinical sales teams to convert physicians from using incumbent products in the market to clonoSEQ and new diagnostic products and services we may develop, such as T-Detect COVID and other T-Detect products;

•	our ability to drive repeat usage of the clonoSEQ diagnostic test by physicians and get reimbursed for that repeat usage by commercial and government payors for monitoring of MRD;
•

our ability to drive repeat usage of T-Detect COVID by physicians serving immunocompromised patients and get reimbursed for that usage by commercial and government payors for determination of recent or prior infection;

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

For instance, in life sciences research, immunoSEQ faces competition from a number of companies, including Thermo Fisher Scientific Inc. and 10X Genomics, Inc., among others. In clinical diagnostics, our clonoSEQ MRD test faces competition from both conventional and next-generation flow cytometry performed either in-house by our target customers or by reference labs, as well as from labs and institutions advancing research-use-only MRD technologies for clinical applications and commercial-stage oncology diagnostics companies extending the application of their solid tumor (ctDNA) MRD products into the hematology MRD space. In addition, our T-cell based diagnostic, T-Detect COVID, may face competition from other manufacturers such as Qiagen, who are seeking to commercialize T-cell testing to consumers. In drug discovery, clinical trials of immune medicines are being undertaken by a number of industry and academic players.

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

Our industry is characterized by rapid changes, including technological and scientific breakthroughs, frequent new product and service introductions and enhancements and evolving industry standards, all of which could make our current and future products and services obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. In recent years, there have been numerous advances in technologies relating to life sciences research and the diagnosis and treatment of cancer, infectious disease such as COVID-19, and autoimmune disorders. There have also been advances in technologies used to computationally analyze very large amounts of biologic information. If we do not update our products and services to reflect new scientific knowledge about immunosequencing, immunology, computational biology, software development, new disease diagnostics and therapies or the diseases we seek to treat, our products and services could become obsolete and sales of our current products and services and any future products and services we develop based on our immune medicine platform could decline or fail to grow as expected.

The loss of any member of our senior management team or our inability to attract and retain highly skilled scientists, clinicians and salespeople could adversely affect our business.

Our success depends on the skills, experience and performance of key members of our senior management team, including our co-founders and executive officers. The individual and collective efforts of these employees will be important as we continue to develop products and services based on our immune medicine platform. The loss or incapacity of existing members of our executive management team could adversely affect our operations if we experience difficulties in hiring qualified successors. Our executive officers have signed employment agreements with us, but their service is at-will and may end at any point in time.

Our research and development initiatives and laboratory operations depend on our ability to attract and retain highly skilled scientists, technicians and software engineers. We may not be able to attract or retain qualified scientists, technicians or software engineers in the future due to the competition for qualified personnel among life sciences and technology businesses, particularly near our headquarters located in Seattle, Washington and our laboratory facilities located in South San Francisco, California. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting or retaining qualified salespeople. Recruiting, training and retention difficulties can limit our ability to support our research and development and commercialization efforts. We also employ a number of workers on work authorization visas. We may have difficulty recruiting and retaining these workers as immigration regulations continue to change and as a result of the backlog of processing of immigration applications at the federal level. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.

In addition, we rely on consultants, contractors and advisors, including scientific and clinical advisors, to assist us in formulating our research and development, regulatory and commercialization strategy. Our consultants and advisors may provide services to other organizations and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The loss of the services of one or more of our current consultants or advisors might impede the achievement of our research, development, regulatory and commercialization objectives. We have also have flexibly grown our workforce through the use of contingent workers, temporary employees, and part-time workers. We may not be able to retain the services of such personnel which might result in delays in the operation of our business.

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

In addition to the risks directly relevant to our vendors, systems, and information technology, there are risks associated with the outside vendors and third parties with whom they subcontract. For example, our third-party billing and collections provider depends upon technology and telecommunications systems provided by outside vendors. Subcontractors can be a vector of vulnerability, as any weaknesses in their organization’s technical and organizational controls could affect vendor operations as well as data management, in turn impacting our own operations and ability to safeguard critical data.

Information technology and telecommunications systems are vulnerable to attack in a variety of forms and from a variety of sources, including telecommunications or network failures, malicious human acts (such as ransomware) and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of these systems or those used by our collaborators or subcontractors could prevent us from conducting our comprehensive immunosequencing analysis, clinical diagnostics and drug discovery, preparing and providing reports to researchers, clinicians and our collaborators, billing payors, handling physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation, and we may be unable to regain or repair our reputation in the future.

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

We operate laboratory facilities located in Seattle, Washington and South San Francisco, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure or terrorism, which may render it difficult or impossible for us to operate our immune medicine platform for some period of time. The inability to perform our laboratory processes or to reduce the backlog of sequences that could develop if our facilities are inoperable, for even a short period of time, or to replace or repair inventory such as reagents or customer samples may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. In addition, the expansion of our corporate headquarters, laboratory space and warehousing facilities in the Seattle, Washington area has increased the volume of material and sample transfers between and among local facilities, increasing risk to materials and customer samples.

Furthermore, our facilities and the equipment we use to perform our research and development work could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, to locate and qualify new facilities or license or transfer our proprietary technologies to a third party, particularly in light of licensure and accreditation requirements. Even in the unlikely event we are able to find a third party with such qualifications to enable us to conduct our laboratory processes, we may be unable to negotiate commercially reasonable terms.

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
•

our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our immunoSEQ research services and kits, and reimbursement for our clonoSEQ diagnostic test, T-Detect COVID and cellular therapies developed under the Genentech Agreement;

•	our rate of progress in, and research and development expenses associated with, products and services in research and early development;
•	the effect of competing technological, product and market developments;
•	costs related to international expansion; and
•	the potential cost of and delays in product development as a result of any regulatory oversight applicable to our products and services.

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

We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, losses incurred will carry forward until such losses expire (for losses generated prior to January 1, 2018) or are used to offset future taxable income, if any. Utilization of our NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through December 31, 2020 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the TCJA, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2021. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2021.

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

In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes, which increase with the volume of material and sample transfers and could cause an interruption of our commercialization efforts, research and development programs, and business operations, as well as environmental damage resulting in costly cleanup and liabilities under applicable laws and regulations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. While our property insurance policy provides limited coverage in the event of contamination from hazardous and biological products and the resulting cleanup costs, we do not currently have any additional insurance coverage for legal liability for claims arising from the handling, storage or disposal of hazardous materials. Accordingly, in the event of contamination or injury, we could be liable for damages or penalized with fines in an amount exceeding our resources and our operations could be suspended or otherwise adversely affected.

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

Natural and man-made disasters and other events beyond our control could severely disrupt our operations, or those of our collaborators, and have a material adverse impact on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, cybersecurity attack or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as our laboratory facilities or those of our collaborators, limited our or our collaborators’ ability to access or use our respective digital information systems or that otherwise disrupted our respective operations, it may be difficult or, in certain cases, impossible for us or our collaborators to continue our respective businesses for a substantial period of time. The disaster recovery and business continuity plans we and our collaborators currently have in place are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. Our cybersecurity liability insurance may not cover any or all damages, depending on the severity and extent, we or our collaborators could sustain based on any breach of our respective computer security protocols or other cybersecurity attack, including potential liability arising out of third parties’ negatively impacted data privacy rights. We may incur substantial expenses as a result of the limited nature of our respective disaster recovery and business continuity plans, which could have a material adverse impact on our business.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly cleared, authorized or approved products and services. In the United States, many significant decisions about reimbursement for new diagnostics and medicines are typically made by CMS, an agency within the HHS, and its contractors. CMS and its contractors decide whether and to what extent a new diagnostic or medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS policies to a substantial degree. It is difficult to predict what CMS and its contractors will decide with respect to reimbursement for novel products and services such as ours. Additionally, reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement, or have been approved under restricted conditions, in certain European countries.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for newly cleared, authorized or approved devices and medicines and, as a result, they may not cover or provide adequate payment for our clinical diagnostics or the cellular therapies to be sold by us or our collaborators. For example, the U.S. government introduced the Lower Drug Costs Now Act of 2019 to reduce the cost of drugs. This blueprint contains certain measures that HHS is already working to implement. In addition, the No Surprises Act (“NSA”) took effect in January 2022. One of the goals of the NSA is to protect patients from “surprise” medical bills resulting from gaps in coverage for services provided by out-of-network providers, such as laboratories, related to patient visits at in-network facilities. The NSA limits the amount out-of-network laboratories may charge a patient for laboratory services ordered during an in-network facility visit and establishes an independent dispute resolution process for determining the amount of reimbursement for the laboratory service in the event that the laboratory and insurer cannot agree on a rate. To the extent the NSA limits the price charged for our diagnostic products or cellular therapeutics, the commercial viability of those products may be adversely affected.

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

Even after we have obtained marketing authorization, as we have for clonoSEQ and T-Detect COVID under an EUA, we must comply with the scope of that clearance, authorization or approval. Failure to comply with those limitations or the additional, extensive and ongoing post-marketing obligations imposed by the FDA or other regulatory requirements of other regulatory agencies could result in unanticipated compliance expenditures, a range of administrative enforcement actions, injunctions and criminal prosecution. FDA post-market obligations include, among other things, compliance with the FDA QSR, establishing registration and device listings, labeling requirements, reporting of certain adverse events and malfunctions, and reporting of certain recalls. In addition, circumstances may arise that cause us to recall equipment used in connection with our products and services. Such recalls could have an adverse effect on our ability to provide those products and services, which in turn would adversely affect our financial condition. Our collaborators will also be required to maintain FDA clearance, authorization or approval for the products and services that we jointly develop. Any failure by us or our collaborators to maintain such clearance, authorization or approval could impair or cause a delay in our ability to profit from these collaborations.

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

We are exposed to the risk of fraud or other misconduct by our employees, consultants and those of our collaborators. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent improper marketing, fraud, misconduct, kickbacks, bribery, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We currently have a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct. In addition, our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such investigations or actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, which could have a significant impact on our business. We currently have a compliance program in accordance with the elements of an effective program outlined by the HHS OIG, which could help mitigate damages, but cannot prevent all misconduct. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, suffer adverse publicity and reputational harm, and have the attention of management diverted in defending ourselves against any of these claims or investigations.

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

Healthcare providers, physicians, hospitals and third-party payors often play a primary role in the recommendation and prescription of any currently marketed products and services for which we may obtain clearance, authorization or approval. Our current and future arrangements with healthcare providers, physicians, hospitals and third-party payors, and our sales, marketing and educational activities related to our products and services, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations at the federal and state level that may constrain our business or financial arrangements, and the relationships through which we market, sell and distribute our products and services. In addition, our operations are also subject to various federal and state fraud and abuse, physician payment transparency, and privacy and security laws, including, without limitation:

•

The AKS, which prohibits, among other things, persons and entities, including clinical laboratories, from knowingly and willfully soliciting, receiving, offering or paying remuneration, whether directly or indirectly, overtly or covertly, in case or in kind, to induce or reward or in return for either the referral of an individual or the purchase, lease, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. The AKS has been interpreted broadly to apply to, among other things, arrangements between clinical laboratories and prescribers and purchasers of our tests. The term “remuneration” expressly includes kickbacks, bribes or rebates and has been broadly interpreted to include anything of value, including gifts, discounts, waivers of payment, ownership interests and any goods or services provided at less than their fair market value. There are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, these exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny. The failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of the facts and circumstances to determine whether one purpose of the remuneration in the arrangement was to induce referrals or generate business that is payable by a federal healthcare program. A violation of the AKS may be grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the False Claims Act. Moreover, certain AKS safe harbors currently protecting rebates paid by device manufacturers to third parties and other arrangements between device manufacturers and third parties may later be modified or repealed pursuant to a pending regulatory proposal, which could require us to revisit or modify our business practices. Our practices may not meet all of the criteria for safe harbor protection from AKS liability in all cases. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate any AKS provisions to have committed a violation. In addition, renumeration may not be offered or provided to beneficiaries under the vili monetary penalty law provision prohibiting inducements to beneficiaries.

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

•

The Stark Law, which is directed at “self-referral,” prohibits, with certain exceptions, referrals for certain DHS, including laboratory services, that are covered by Medicare and Medicaid by physicians who personally, or through a family member, have an investment or ownership interest in, or a compensation arrangement with, an entity performing the tests. The prohibition also extends to payment for any testing referred in violation of the Stark Law. Because the Stark Law is a strict liability statute, proof of specific intent to violate the law is not a required element of a violation. Any person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to Medicare or Medicaid in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed and possible exclusion from participation in federal governmental payor programs, and those claims are considered false claims for which the parties to the arrangement may be liable under the False Claims Act. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that are not limited to Medicare and Medicaid referrals. The Stark Law also places an annual cap on the amount of non-monetary compensation, which consists of meal spend and educational items, that a company can spend on a physician in the aggregate. This annual cap requires careful tracking and coordination and if it is exceeded, as long as the amount exceeded is less than 50% of the total annual cap and is recouped from the physician within 180 calendar days or before the end of the calendar year, it is not a violation. This “return” option may only be used once every three years with respect to the same referring physician. We occasionally enter into financial relationships, usually compensation relationships, such as a consulting arrangement, with physicians who refer patients for testing. If these arrangements do not meet the Stark Law’s requirements, any claims submitted to Medicare or Medicaid could violate the law and put both the physician referral source and us at risk.

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

•

GINA, which restricts employers and health insurance companies from requiring or using the results of genetic tests in specific contexts and does not provide a private right of action. A number of states have also adopted laws regarding genetic tests, some aligned with GINA and some with broader applicability, including granting broader rights to individuals and imposing strict obligations on organizations to safeguard genetic data and the results of any such testing.

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

The privacy and security of personal information stored, maintained, received or transmitted, including electronically, is a major issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, including, in our case, our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, these laws and regulations continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the data-collection activities of various government agencies and in the number of private privacy-related lawsuits filed against companies (including a private right of action under the CCPA and other similar state laws, as described below). Concerns about our practices with regard to the collection, use, retention, disclosure or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business. Additionally, we receive personal information, including PHI from third parties, and if such third parties breach their representations to us regarding their compliance with applicable privacy and security laws, we could be exposed to proceedings or actions by government agencies or others.

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

Penalties for violations of these laws vary. For instance, penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include civil monetary penalties of up to $58,490 per violation, which cap has been increased to account for inflation, not to exceed approximately $1.75 million per calendar year, for each provision of HIPAA that is violated and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and imprisonment. However, a single breach can result in findings of violations of multiple provisions, leading to possible penalties in excess of $1.75 million for violations in a calendar year. Any person who knowingly obtains or discloses PHI in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one year of imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. In addition, responding to government investigations or related third-party private rights of action regarding alleged violations of these and other laws and regulations, even if they ultimately result in no findings of violations or no penalties imposed, can consume our resources and impact our business and, if public, harm our reputation.

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

Further, various states, such as California, New York and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personal information. These laws and regulations are not necessarily preempted by HIPAA, but they have a wider scope and afford greater protection to individuals than HIPAA. Where state laws are more protective, we and our collaborators must comply with the stricter provisions where they apply. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our immune medicine platform and related products and services could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI, along with increased customer demand for enhanced data security infrastructure, could greatly increase the cost of providing our products and services, decrease demand for our products and services, reduce our revenue and subject us to additional liabilities.

We currently operate in some and may eventually operate in additional countries outside of the United States whose laws may in some cases be more stringent than the requirements in the United States. For example, the EU has specific requirements relating to cross-border transfers of personal data to certain jurisdictions, including to the United States. In addition, some countries have stricter consumer notice or consent requirements relating to personal data collection, use or sharing, have more stringent requirements relating to organizations’ privacy programs and provide stronger individual rights.

Moreover, international privacy and data security regulations may become more complex and result in greater penalties. For instance, the GDPR governs the collection and use of personal data of data subjects in the EU and the EEA. The GDPR applies extra-territorially under certain circumstances and imposes stringent requirements on controllers and processors of personal data, including, for example, requirements to obtain consent or other legal bases from individuals to process their personal data, provide robust disclosures to individuals, accommodate a set of individual data rights, provide data security breach notifications within 72 hours after becoming aware of the breach, limit retention of personal information and apply enhanced protections to health data and other special categories of personal data. The GDPR also applies to pseudonymized data, which is defined as “the processing of personal data in such a way that the data can no longer be attributed to a specific data subject without the use of additional information,” and imposes additional obligations when we contract with third-party processors in connection with the processing of any personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data, could cause our costs to increase and could harm our financial condition. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of our preceding fiscal year, whichever is higher, and other administrative penalties. Compliance with the GDPR requires us to put in place and maintain additional policies, procedures and documentation that may not have been required under the preceding framework, which may result in other substantial expenditures. This may be onerous and adversely affect our business, financial condition, results of operations and the profitability of our platform of products and services. Failure to comply with the GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in material penalties imposed by regulators, affect our compliance with contracts entered into with our collaborators and other third-party payors, and have an adverse effect on our business and financial condition. Currently, the GDPR is only applicable to us as a processor, but as we continue to expand into the European market, the GDPR will have direct applicability to us as a controller.

The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are consistently under scrutiny. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield, effective immediately, one of the methods for transfers of personal data into the US. The CJEU found that under US surveillance laws, the US government has access to personal data that does not provide Europeans with privacy protections equivalent with the level of protection required under EU law and required companies based outside of the EU/EEA to implement additional protective measures to safeguard data from the EU/EEA. Furthering these requirements, the European Commission published a revised set of Standard Contractual Clauses in June 2021, which replace the former Standard Contractual Clauses on all existing transfers by December 2022 and impose additional technical and organizational measures on companies. Despite these recent changes, there is continued uncertainty in this area given that EU supervisory authorities are increasingly fining companies based in the United States for data transfers. In addition, given the CJEU’s findings on US surveillance laws, a future case might deem transfers to the United States based on Standard Contractual Clauses invalid because they fail to meet that "essentially equivalent to that guaranteed within the EU" standard.

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

In addition, the interpretation and application of consumer, health-related and data protection laws, especially with respect to genetic samples and data, in the United States, the EU and elsewhere, are changing and are also often uncertain, contradictory and in flux. Within the United States, an increasing number of states have been and continue to add privacy bills to their legislative calendars each year. While not all of these bills become law, they add significant uncertainty about additional obligations or potential penalties. There are parallel activities at the federal level, with proposed rulemaking related to the FTC Act and HIPAA underway, as well as the potential of a federal privacy law similar to the GDPR. There are similar trends at the international level, with potential new laws, as well as interpretation of existing laws (e.g., GDPR) that may impact Adaptive’s operations. These uncertainties are confounded by parallel changes in laws adjacent to privacy, such as those impacting machine learning and artificial intelligence or data use, and we may incur substantial expense or experience disruption as related to compliance with these laws, which would adversely affect our ability to conduct our business.

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

As of December 31, 2021, we own or have rights to 471 active patents and patent applications filed in the United States, Europe and elsewhere. Of these, there are 51 pending patent applications and 420 granted patents. Our pending patent applications may not result in issued patents in a timely fashion or at all. Even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is also possible that others will design around our current or future patented technologies.

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

The patent position of companies engaged in the development and commercialization of clinical diagnostic tests, like our clonoSEQ diagnostic test and T-Detect products, are particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the eligibility and scope of patentability of certain inventions or discoveries relating to certain diagnostic tests and related technology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular immune receptors and cancer) may not be patentable. Precisely what constitutes a law of nature is uncertain, and it is possible that certain aspects of our clinical diagnostics would be considered natural laws. The evolving case law in the United States may adversely affect our ability to obtain patents or defend patents we have obtained or have licensed and may facilitate third-party challenges to any owned or licensed patents. The laws of some foreign countries do not protect intellectual property rights to the same extent or for the same subject matter as the laws of the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

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

We have not yet registered certain of our trademarks in all of our potential markets, although we have registered Adaptive Biotechnologies, clonoSEQ, immunoSEQ, pairSEQ and TruTCR in the United States, the EU and a number of other countries and are seeking to register additional trademarks, including our new corporate logos, certain slogans, T-Detect and TruAB for our antibody development program. As we apply to register our unregistered trademarks in the United States and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In certain countries outside of the United States, trademark registration is required to enforce trademark rights. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. If the market for stock in our industry or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Any decline in the market price of our common stock may impair our ability to raise capital through the sale of equity securities.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock and potentially impair our ability to raise capital through the sale of equity securities.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our compliance with Section 404 necessitates that we incur substantial accounting expense and expend significant management efforts. We will continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our shareholders will not be deemed to have waived our compliance with these laws, rules and regulations. These exclusive-forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees or cause shareholders to incur additional costs to bring claims in the forums designated in our Articles of Incorporation.

If a court were to find these exclusive-forum provisions in our Articles of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a jurisdiction other than those designated in the exclusive forum provision, and the provision may not be enforced by a court in that jurisdiction. It is unclear whether Washington courts would reach a similar conclusion under Washington law. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Articles of Incorporation provide that we will indemnify our directors and officers to the fullest extent permitted by Washington law.

In addition, as permitted by Section 23B.08.510 through Section 23B.08.570 of the WBCA, our Articles of Incorporation and our indemnification agreements that we have entered into with most of our directors and officers provide that:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our newly occupied corporate headquarters is located in Seattle, Washington, where we lease approximately 100,000 square feet. The lease expires in August 2033, subject to our option to twice extend the lease for five years. Additionally, in two separate Seattle, Washington locations, we lease approximately 65,500 square feet pursuant to a lease that expires October 2032, subject to two options to extend the lease for five years, and approximately 14,750 square feet, pursuant to a lease expiring in October 2029, subject to our ability to exercise an early termination right in 2022. All of our Seattle, Washington locations contain office and laboratory space.

In 2021, we executed a lease to rent approximately 27,000 square feet of a warehouse in Bothell, Washington. The lease expires in October 2031, subject to an early termination option in 2028 and an option to twice extend the lease for five years.

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

Holders of Record

As of February 10, 2022, there were approximately 100 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes $100 was invested in our common stock at the market close on June 27, 2019, which was our initial trading day. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends. Our offering price of our common stock in our initial public offering, which had a closing stock price of $40.30 on June 27, 2019, was $20.00 per share. The stock price performance below is based upon historical data and is not necessarily indicative of, nor intended to forecast, future performance of our common stock.

This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Adaptive Biotechnologies Corporation under the Securities Act or the Exchange Act.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K, as well as the other financial information we file with the SEC from time to time. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties relating to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 may be found in Part II, Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.

Overview

We are advancing the field of immune medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and aims to understand precisely how the immune system detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database, which is underpinned by computational biology and machine learning, and use them to develop and commercialize clinical products and services that we are tailoring to each individual patient. We have commercial products and services and a robust pipeline of clinical products and services that we are designing to diagnose, monitor and enable the treatment of diseases, such as cancer, autoimmune disorders and infectious diseases.

Our immune medicine platform is the foundation for our expanding suite of products and services. The cornerstone of our platform and core immunosequencing product, immunoSEQ, serves as our underlying research and development engine and generates revenue from biopharmaceutical and academic customers. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the FDA for the detection and monitoring of MRD in patients with MM, ALL and CLL and is also available as a CLIA-validated LDT for patients with other lymphoid cancers. Leveraging our collaboration with Microsoft, we are creating the TCR-Antigen Map. We are using this map to develop research solutions by disease called immunoSEQ T-MAP and a diagnostic product for many diseases from a single blood test called T-Detect.

T-Detect COVID, for which we have received EUA, is designed to confirm past SARS-CoV-2 infection, the virus that causes COVID-19, and is also the first indication for the T-Detect product line. We expect to launch a second indication, T-Detect Lyme, during the 2022 Lyme season. In addition, we have confirmed signals in Crohn’s disease, celiac disease, and multiple sclerosis, as well as identified new signals in ulcerative colitis and rheumatoid arthritis.

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

We recognized revenue of $154.3 million and $98.4 million for the year ended December 31, 2021 and 2020, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $207.3 million and $146.2 million for the year ended December 31, 2021 and 2020, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, sequencing and development revenue. As of December 31, 2021 and 2020, we had cash, cash equivalents and marketable securities of $570.2 million and $806.8 million, respectively.

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

Development revenue. Development revenue primarily represents regulatory or development support services that we provide to biopharmaceutical customers who seek access to our platform to support their therapeutic development activities. We enter into collaboration and similar agreements with these customers. These agreements may include substantial non-refundable upfront payments, which we recognize as development revenue over time as we perform the respective services. When the agreements include sequencing activities, we separately classify those activities as sequencing revenue. Additionally, we generate development revenue from the achievement of regulatory milestones.

During the year ended December 31, 2021, we executed an intellectual property license agreement that includes variable consideration related to sales-based royalties. Any consideration related to such royalties will be recognized as development revenue at the later of when (i) the related sales occur or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied (or partially satisfied).

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

Cost of Revenue

Cost of revenue includes the cost of materials, personnel-related expenses (including salaries, benefits and share-based compensation), shipping and handling expenses, equipment costs and allocated facility costs associated with processing samples and professional support for our sequencing revenue activities. Allocated facility costs include depreciation of laboratory equipment, as well as allocated facility occupancy and information technology costs. Costs associated with processing samples are recorded as expense, regardless of the timing of revenue recognition. As such, cost of revenue and related volume does not always trend in the same direction as revenue recognition and related volume. Additionally, costs to support our Genentech Agreement are a component of our research and development expenses.

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

A component of our research and development expenses are costs supporting clinical and analytical validations to obtain regulatory approval for future clinical products and services. Additionally, the costs to support our Genentech Agreement are a component of our research and development expenses. Some of these activities have generated and may in the future generate development revenue.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel-related expenses for commercial sales, product and account management, marketing, reimbursement, medical education and business development personnel that support commercialization of our platform products. In addition, these expenses include external costs, such as advertising expenses, customer education and promotional expenses, market analysis expenses, conference fees, travel expenses and allocated facility costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses (including salaries, benefits and share-based compensation) for our personnel in executive, legal, finance and accounting, human resources and other administrative functions, including third-party billing services. In addition, these expenses include insurance costs, external legal costs, accounting and tax service expenses, consulting fees and allocated facility costs.

We expect our general and administrative expenses to continue to increase in absolute dollars as we increase headcount. Though expected to increase in absolute dollars, we expect these expenses to decrease as a percentage of revenue in the long term as revenue increases.

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share amounts)
Statements of Operations Data:
Revenue
Sequencing revenue	$78,896	$41,439	$43,519
Development revenue	75,448	56,943	41,552
Total revenue	154,344	98,382	85,071
Operating expenses
Cost of revenue	49,301	22,530	22,274
Research and development	142,343	116,072	70,705
Sales and marketing	95,465	61,358	38,453
General and administrative	74,502	49,536	30,332
Amortization of intangible assets	1,699	1,703	1,698
Total operating expenses	363,310	251,199	163,462
Loss from operations	(208,966)	(152,817)	(78,391)
Interest and other income, net	1,668	6,590	9,785
Net loss	(207,298)	(146,227)	(68,606)
Add: Net loss attributable to noncontrolling interest	19	—	—
Net loss attributable to Adaptive Biotechnologies Corporation	(207,279)	(146,227)	(68,606)
Fair value adjustment to Series E-1 convertible preferred stock options	—	—	(964)
Net loss attributable to Adaptive Biotechnologies Corporation common shareholders	$(207,279)	$(146,227)	$(69,570)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(1.48)	$(1.11)	$(1.01)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	140,354,915	131,216,468	69,165,315
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(151,743)	$(119,584)	$(57,476)

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

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Revenue
Sequencing revenue	$78,896	$41,439	$37,457	90%	51%	42%
Development revenue	75,448	56,943	18,505	32	49	58
Total revenue	$154,344	$98,382	$55,962	57	100%	100%
The $37.5 million increase in sequencing revenue was primarily attributable to a $24.3 million increase in revenue generated from biopharmaceutical and academic customers, inclusive of a $2.9 million increase due to changes in estimates of total samples to be provided under certain of our MRD development agreements. Additionally, there was a $13.2 million increase in revenue generated from clinical customers, inclusive of a $1.9 million increase related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and a change in our estimate of expected cumulative tests per patient for one of our covered indications.

Research sequencing volume increased by 42% to 32,146 sequences delivered in the year ended December 31, 2021 from 22,663 sequences delivered in the year ended December 31, 2020. Clinical sequencing volume, excluding T-Detect COVID volume, increased by 48% to 22,516 clinical tests delivered in the year ended December 31, 2021 from 15,186 clinical tests delivered in the year ended December 31, 2020.

The $18.5 million increase in development revenue was primarily attributable to a $9.2 million increase in revenue generated from the Genentech Agreement and an $8.4 million increase in revenue recognized from MRD development agreements, inclusive of a $7.5 million increase in revenue recognized upon the achievement of certain regulatory milestones by us and our customers' therapeutics.

Cost of Revenue

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Cost of revenue	$49,301	$22,530	$26,771	119%	32%	23%

The $26.8 million increase in cost of revenue was primarily attributable to a $13.5 million increase in labor, overhead and facility costs and a $9.7 million increase in materials costs resulting from increased revenue sample volume. Additionally, there was a $1.6 million increase in sample collection costs and a $1.5 million increase in shipping costs. These increases were partially offset by a $0.9 million decrease related to higher usage of our production laboratory to process research and development samples versus revenue samples.

Research and Development

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Research and development	$142,343	$116,072	$26,271	23%	92%	118%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	Change
Research and development materials and allocated production laboratory expenses	$51,625	$50,561	$1,064
Personnel expenses	62,874	44,969	17,905
Allocable facilities and information technology expenses	6,363	5,277	1,086
Software and cloud services expenses	3,344	3,521	(177)
Depreciation and other expenses	18,137	11,744	6,393
Total	$142,343	$116,072	$26,271

The $26.3 million increase in research and development expenses was primarily attributable to a $17.9 million increase in personnel costs and a $6.4 million increase in depreciation and other expenses, which included a $2.3 million increase in consultant costs.

Sales and Marketing

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
Sales and marketing	$95,465	$61,358	$34,107	56%	62%	62%

The $34.1 million increase in sales and marketing expenses was primarily attributable to $23.7 million in additional personnel costs, $6.0 million in additional marketing expenses, a $2.2 million increase in travel and customer event related expenses and a $1.2 million increase in consultant costs. Our clonoSEQ and T-Detect marketing efforts were the largest drivers of the $6.0 million increase in marketing expenses.

General and Administrative

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2021	2020	$	%	2021	2020
General and administrative	$74,502	$49,536	$24,966	50%	48%	50%

The $25.0 million increase in general and administrative expenses was primarily attributable to a $13.3 million increase in personnel costs, as well as a $7.8 million increase in building, facility and depreciation related expenses. Additionally, there was a $2.3 million increase in consultant costs and a $2.2 million increase in computer and software expenses, which were partially offset by a $2.1 million decrease in legal, accounting and tax fees.

Interest and Other Income, Net

	Year Ended December 31,		Change
(in thousands, except percentages)	2021	2020	$	%
Interest and other income, net	$1,668	$6,590	$(4,922)	(75)%

The $4.9 million decrease in interest and other income, net was primarily attributable to a $4.8 million decrease in net interest income and investment amortization resulting from reductions in interest rates and related yields of a smaller portfolio.

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

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation to Adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to Adaptive Biotechnologies Corporation	$(207,279)	$(146,227)	$(68,606)
Interest and other income, net	(1,668)	(6,590)	(9,785)
Depreciation and amortization expense	13,953	8,472	7,791
Share-based compensation expense (1)	43,251	24,761	13,124
Adjusted EBITDA	$(151,743)	$(119,584)	$(57,476)

(1) Represents share-based compensation expense related to option and restricted stock unit awards. See Note 13 of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through December 31, 2018, and again in the years ended December 31, 2020 and 2021. As of December 31, 2021, we had an accumulated deficit of $718.9 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, sequencing and development revenue. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $570.2 million.

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

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our commercial and marketing activities associated with our clinical products and services, continued research and development initiatives for our pipeline candidates and drug discovery initiatives and ongoing investments in our immune medicine platform. We also expect to make capital expenditures in the near term related to the expansion of our laboratory space and expect to continue investing in laboratory equipment and operations to support our anticipated growth. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government debt securities and corporate bonds.

Our contractual obligations as of December 31, 2021 include operating lease obligations of $149.5 million, reflecting the minimum commitments for our office and laboratory spaces in Seattle, Washington and South San Francisco, California, our warehouse lease in Bothell, Washington and our office lease in New York City, New York, as well as a commitment for server space in Seattle, Washington. See Note 10 of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information, including the timing of cash payments related to these lease obligations. Additionally, we have minimum commitments for laboratory material suppliers, which are generally fulfilled within one year, software and service license commitments, which are generally fulfilled within one to three years, purchase commitments for cloud data storage through our collaboration with Microsoft and royalty commitments. Furthermore, in connection with one of our lease agreements, we have an existing letter of credit of $2.1 million with one of our existing financial institutions.

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

Cash Flows

The following table summarizes our uses and sources of cash for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(192,727)	$(149,683)
Net cash provided by (used in) investing activities	181,210	(117,044)
Net cash provided by financing activities	27,146	293,587

Operating Activities

Cash used in operating activities during the year ended December 31, 2021 was $192.7 million, which was primarily attributable to a net loss of $207.3 million and a net change in operating assets and liabilities of $56.8 million, partially offset by noncash share-based compensation of $43.3 million, noncash depreciation and amortization of $21.2 million and noncash lease expense of $7.0 million. The net change in operating assets and liabilities was primarily due to a $57.7 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, a $7.4 million increase in accounts receivable, net and a $5.2 million increase in inventory, which were partially offset by an $8.5 million increase in operating lease liabilities, a $3.9 million increase in accounts payable and accrued liabilities primarily related to our corporate bonus to be paid in 2022, and a $1.3 million decrease in prepaid expenses and other assets.

Cash used in operating activities during the year ended December 31, 2020 was $149.7 million, which was primarily attributable to a net loss of $146.2 million and a net change in our operating assets and liabilities of $40.8 million, partially offset by noncash share-based compensation of $24.8 million, noncash depreciation and amortization of $9.2 million and noncash lease expense of $3.3 million. The net change in our operating assets and liabilities was primarily due to a $43.4 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, a $5.0 million increase in inventory, a $1.4 million increase in prepaid expenses and other current assets and a $0.9 million decrease in operating lease liabilities. These changes were partially offset by an increase in accounts payable and accrued liabilities of $7.5 million and a reduction in accounts receivable, net of $2.6 million.

Investing Activities

Cash provided by investing activities during the year ended December 31, 2021 was $181.2 million, which was primarily attributable to proceeds from maturities of marketable securities of $559.5 million, partially offset by purchases of marketable securities of $316.5 million and purchases of property and equipment of $61.7 million.

Cash used in investing activities during the year ended December 31, 2020 was $117.0 million, which was primarily attributable to purchases of marketable securities of $695.0 million and purchases of property and equipment of $18.8 million, partially offset by proceeds from sales and maturities of marketable securities of $596.7 million.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2021 was $27.1 million, which was primarily attributable to proceeds from the exercise of stock options.

Cash provided by financing activities during the year ended December 31, 2020 was $293.6 million, which was primarily attributable to $271.8 million in proceeds, after deducting underwriting discounts and net offering expenses paid by us, received from our underwritten public offering completed in July 2020, as well as $21.7 million in proceeds from the exercise of stock options.

Net Operating Loss Carryforwards

Utilization of our NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through December 31, 2020 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the TCJA, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2021. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2021.

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in accordance with GAAP. Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the consolidated financial statements, as well as revenue and expense recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas, including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, the provision for income taxes, including related reserves, and goodwill, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

While our significant accounting policies are described in more detail in Note 2 of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

We evaluate goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. We evaluate certain qualitative factors such as macroeconomic conditions, the market and industry in which we operate, cost factors, overall financial performance and other relevant entity-specific events to determine if there are any negative trends or events that could indicate impairment. Key assumptions in this analysis include anticipated demand for our products and services, including industry and regulatory changes, future revenue growth and cash flow trends. These assumptions are determined based on our historical performance and management’s forecasted results. Management’s estimates of forecasted results are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, or if we choose to bypass the qualitative assessment, we perform a quantitative goodwill impairment test. Goodwill impairment exists when the estimated fair value of our one reporting unit is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our consolidated statements of operations. To date, we have not recognized any impairment of goodwill.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of December 31, 2021 and 2020, we had cash and cash equivalents of $139.1 million and $123.4 million, respectively, held primarily in cash deposits and money market funds. As of December 31, 2021, we had short-term and long-term marketable securities of $431.1 million, held in U.S. government debt securities and corporate bonds. As of December 31, 2020, we had short-term and long-term marketable securities of $683.4 million, held in U.S. government debt securities and corporate bonds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. As of December 31, 2021, a hypothetical 100 basis point increase in interest rates would have resulted in a $4.0 million decline of the fair value of our available-for-sale securities, as compared to a $4.3 million decline as of December 31, 2020. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 8. Financial Statements and Supplementary Data

Adaptive Biotechnologies Corporation

Index to Consolidated Financial Statements

As of December 31, 2021 and 2020 and

For the Years Ended December 31, 2021, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Adaptive Biotechnologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptive Biotechnologies Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Genentech Agreement
Description of the Matter

As more fully described in Note 3 of the financial statements, Genentech Agreement revenue is estimated to be recognized over a period of seven to eight years from the effective date. The non-refundable upfront consideration of $300.0 million is recognized using a proportional performance model through an input method based on costs incurred relative to the total estimated costs of research and development efforts. For the year ended December 31, 2021, total revenue recognized was $62.0 million and the related deferred revenue at December 31, 2021 totaled $150.1 million.

Auditing management’s estimate of the total expected research and development costs at completion is complex and requires judgment as a result of the uncertainties of the ultimate progression of the customized product paths, timing and path of development and commercialization decisions, which are controlled by Genentech.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to evaluate the progress of the collaboration and the likely path of future development based on significant decisions made by Genentech communicated through the joint committees and any resulting impacts on the total costs of research and development efforts for the collaboration.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015

Seattle, Washington

February 15, 2022

Adaptive Biotechnologies Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$139,065	$123,436
Short-term marketable securities (amortized cost of $214,115 and $564,036, respectively)	213,996	564,833
Accounts receivable, net	17,409	10,047
Inventory	19,263	14,063
Prepaid expenses and other current assets	13,015	14,535
Total current assets	402,748	726,914
Long-term assets
Property and equipment, net	85,262	39,692
Operating lease right-of-use assets	87,678	99,350
Long-term marketable securities (amortized cost of $218,163 and $118,429, respectively)	217,145	118,525
Restricted cash	2,138	2,138
Intangible assets, net	8,526	10,225
Goodwill	118,972	118,972
Other assets	875	598
Total assets	$923,344	$1,116,414
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$3,307	$3,237
Accrued liabilities	9,343	13,162
Accrued compensation and benefits	15,642	11,950
Current portion of operating lease liabilities	5,055	3,529
Current portion of deferred revenue	80,460	73,319
Total current liabilities	113,807	105,197
Long-term liabilities
Operating lease liabilities, less current portion	106,685	104,333
Deferred revenue, less current portion	98,750	163,618
Total liabilities	319,242	373,148
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at December 31, 2021 and 2020; 141,393,865 and 137,646,896 shares issued and outstanding at December 31, 2021 and 2020, respectively	14	14
Additional paid-in capital	1,324,006	1,253,971
Accumulated other comprehensive (loss) gain	(1,137)	893
Accumulated deficit	(718,891)	(511,612)
Total Adaptive Biotechnologies Corporation shareholders’ equity	603,992	743,266
Noncontrolling interest	110	—
Total shareholders’ equity	604,102	743,266
Total liabilities and shareholders’ equity	$923,344	$1,116,414

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue
Sequencing revenue	$78,896	$41,439	$43,519
Development revenue	75,448	56,943	41,552
Total revenue	154,344	98,382	85,071
Operating expenses
Cost of revenue	49,301	22,530	22,274
Research and development	142,343	116,072	70,705
Sales and marketing	95,465	61,358	38,453
General and administrative	74,502	49,536	30,332
Amortization of intangible assets	1,699	1,703	1,698
Total operating expenses	363,310	251,199	163,462
Loss from operations	(208,966)	(152,817)	(78,391)
Interest and other income, net	1,668	6,590	9,785
Net loss	(207,298)	(146,227)	(68,606)
Add: Net loss attributable to noncontrolling interest	19	—	—
Net loss attributable to Adaptive Biotechnologies Corporation	(207,279)	(146,227)	(68,606)
Fair value adjustment to Series E-1 convertible preferred stock options	—	—	(964)
Net loss attributable to Adaptive Biotechnologies Corporation common shareholders	$(207,279)	$(146,227)	$(69,570)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(1.48)	$(1.11)	$(1.01)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	140,354,915	131,216,468	69,165,315

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(207,298)	$(146,227)	$(68,606)
Other comprehensive (loss) income:
Change in unrealized gains and losses on investments	(2,030)	222	778
Comprehensive loss	(209,328)	(146,005)	(67,828)
Add: Comprehensive loss attributable to noncontrolling interest	19	—	—
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(209,309)	$(146,005)	$(67,828)

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Convertible Preferred Stock and Shareholders’ (Deficit) Equity

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Loss) Gain	Deficit	Interest	Equity
Balance at December 31, 2018	92,790,094	$560,858	12,841,536	$1	$37,902	$(107)	$(295,908)	$—	$(258,112)
Proceeds from initial public offering, net of underwriters' discounts and commissions	—	—	17,250,000	2	320,848	—	—	—	320,850
Initial public offering costs	—	—	—	—	(4,986)	—	—	—	(4,986)
Conversion of convertible preferred stock to common stock	(93,039,737)	(561,931)	93,039,737	9	561,922	—	—	—	561,931
Conversion of convertible preferred stock warrant to common stock warrant	—	—	—	—	2,602	—	—	—	2,602
Issuance of common stock upon exercise of common stock warrants	—	—	54,792	—	9	—	—	—	9
Issuance of common stock for cash upon exercise of stock options	—	—	2,043,767	—	4,413	—	—	—	4,413
Issuance of Series E-1 convertible preferred stock for cash upon exercise of Series E-1 convertible preferred stock options at fair value	249,643	109	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	8,310	—	—	—	—	—	—
Change in redemption value for vested Series E-1 convertible preferred stock options	—	964	—	—	—	—	(964)	—	(964)
Common stock option and restricted stock unit share-based compensation	—	—	—	—	13,124	—	—	—	13,124
Other comprehensive income	—	—	—	—	—	778	—	—	778
Net loss	—	—	—	—	—	—	(68,606)	—	(68,606)
Balance at December 31, 2019	—	$—	125,238,142	$12	$935,834	$671	$(365,478)	$—	$571,039
Issuance of common stock upon public offering, after deducting underwriters' discounts and net offering costs paid by us	—	—	7,200,000	1	271,838	—	—	—	271,839
Adjustments to accumulated deficit for adoption of guidance on accounting for leases	—	—	—	—	—	—	93	—	93
Issuance of common stock for cash upon exercise of stock options	—	—	5,204,254	1	21,538	—	—	—	21,539
Vesting of restricted stock units	—	—	4,500	—	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	—	—	24,761	—	—	—	24,761
Other comprehensive income	—	—	—	—	—	222	—	—	222
Net loss	—	—	—	—	—	—	(146,227)	—	(146,227)
Balance at December 31, 2020	—	$—	137,646,896	$14	$1,253,971	$893	$(511,612)	$—	$743,266
Issuance of common stock upon exercise of common stock warrant	—	—	54,162	—	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options	—	—	3,674,057	—	26,484	—	—	—	26,484
Vesting of restricted stock units	—	—	18,750	—	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	—	—	43,251	—	—	—	43,251
Capital contributions for Digital Biotechnologies, Inc.	—	—	—	—	300	—	—	129	429
Other comprehensive loss	—	—	—	—	—	(2,030)	—	—	(2,030)
Net loss	—	—	—	—	—	—	(207,279)	(19)	(207,298)
Balance at December 31, 2021	—	$—	141,393,865	$14	$1,324,006	$(1,137)	$(718,891)	$110	$604,102

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(207,298)	$(146,227)	$(68,606)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	12,254	6,769	6,093
Noncash lease expense	7,028	3,266	—
Share-based compensation expense	43,251	24,761	13,124
Intangible assets amortization	1,699	1,703	1,698
Investment amortization	7,233	773	(4,463)
Fair value adjustment of convertible preferred stock warrant	—	—	2,266
Other	(78)	71	359
Changes in operating assets and liabilities:
Accounts receivable, net	(7,362)	2,613	(7,817)
Inventory	(5,200)	(4,994)	(1,231)
Prepaid expenses and other current assets	1,286	(1,362)	(8,576)
Accounts payable and accrued liabilities	3,940	7,495	6,149
Deferred rent	—	—	78
Operating lease right-of-use assets and liabilities	8,522	(886)	—
Deferred revenue	(57,727)	(43,389)	266,927
Other	(275)	(276)	(597)
Net cash (used in) provided by operating activities	(192,727)	(149,683)	205,404
Investing activities
Purchases of property and equipment	(61,746)	(18,803)	(11,200)
Purchases of marketable securities	(316,544)	(694,965)	(884,217)
Proceeds from sales and maturities of marketable securities	559,500	596,724	413,720
Net cash provided by (used in) investing activities	181,210	(117,044)	(481,697)
Financing activities
Proceeds from exercise of stock options	26,717	21,748	4,055
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	272,160	320,850
Payment of public offering costs, net	—	(321)	(4,986)
Proceeds from issuance of common stock upon the exercise of a common stock warrant	—	—	9
Proceeds from initial capital contributions for Digital Biotechnologies, Inc.	429	—	—
Other	—	—	(12)
Net cash provided by financing activities	27,146	293,587	319,916
Net increase in cash, cash equivalents and restricted cash	15,629	26,860	43,623
Cash, cash equivalents and restricted cash at beginning of year	125,574	98,714	55,091
Cash, cash equivalents and restricted cash at end of year	$141,203	$125,574	$98,714
Noncash investing and financing activities
Purchases of equipment included in accounts payable and accrued liabilities	$682	$4,679	$773
Noncash additions to property through lease financing arrangements	$—	$—	$36,607
Derecognition of lease financing arrangements upon adoption of guidance on accounting for leases	$—	$36,607	$—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$—	$—	$561,931
Conversion of convertible preferred stock warrant to common stock warrant upon closing of initial public offering	$—	$—	$2,602

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements

1.	Organization and Description of Business

Adaptive Biotechnologies Corporation (“we,” “us” or “our”) is a commercial-stage company advancing the field of immune medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and aims to understand precisely how the immune system detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database, which is underpinned by computational biology and machine learning, and use them to develop and commercialize clinical products and services that we are tailoring to each individual patient. We have commercial products and services and a robust pipeline of clinical products and services that we are designing to diagnose, monitor and enable the treatment of diseases, such as cancer, autoimmune disorders and infectious diseases.

We were incorporated in the State of Washington on September 8, 2009 under the name Adaptive TCR Corporation. On December 21, 2011, we changed our name to Adaptive Biotechnologies Corporation. We are headquartered in Seattle, Washington.

Digital Biotechnologies, Inc.

In 2021, we formed a subsidiary, Spin Technologies, Inc., to facilitate the development of a potential new early-stage sequencing technology that is ancillary to our core business. In February 2022, the subsidiary’s name was changed to Digital Biotechnologies, Inc. We have a 70% ownership interest in Digital Biotechnologies, Inc. All intercompany transactions and balances between us and Digital Biotechnologies, Inc. have been eliminated in consolidation. The remaining interest, held by certain of our related parties and related family trusts, was reported as noncontrolling interest in our consolidated financial statements.
2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Adaptive Biotechnologies Corporation, its wholly-owned subsidiary and Digital Biotechnologies, Inc. Other shareholders’ interests in Digital Biotechnologies, Inc. are shown in the consolidated financial statements as noncontrolling interest. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, share-based compensation, including the fair value of stock, the provision for income taxes, including related reserves, and goodwill, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

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

Restricted Cash

We are required to maintain certain balances under lease arrangements for some of our property and facility leases. We had restricted cash of $2.1 million as of December 31, 2021 and 2020.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Investments in Marketable Securities

Marketable securities are classified as available-for-sale, consist of U.S. government debt securities and corporate bonds and are reported at fair value. Unrealized holding gains and losses are reflected as a separate component of shareholders’ equity in accumulated other comprehensive gain (loss) until realized. Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of marketable securities sold is based on the specific identification method.

Concentrations of Risk

We are subject to a concentration of risk from a limited number of suppliers, or in certain cases, single suppliers for some of our laboratory instruments and materials. This risk is managed by targeting a quantity of surplus stock.

Cash, cash equivalents and marketable securities are financial instruments that potentially subject us to concentrations of credit risk. We invest in money market funds, U.S. government debt securities, U.S. government agency securities, commercial paper and corporate bonds with high-quality accredited financial institutions.

Significant customers are those that represent more than 10% of our total revenue or accounts receivable, net balances for the periods and as of each date presented, respectively. Revenue from these customers reflects their purchase of our products and services and our collaboration efforts with Genentech.

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			December 31,
	2021	2020	2019	2021	2020
Customer A	*%	*%	13.9%	*%	19.1%
Customer B	*	*	*	11.3	12.2
Genentech, Inc. and Roche Group	41.9	55.8	42.1	*	*
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

Additionally, we had $0.2 million and $0.9 million of unbilled receivables as of December 31, 2021 and 2020, respectively. These contract assets are amounts that will become due for which we have an unconditional right to consideration.

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

Useful lives assigned to property and equipment are as follows:

Laboratory equipment	3 years to 7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Computer equipment and software	3 years to 5 years
Furniture and office equipment	3 years to 10 years

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Gains and losses from asset disposals and impairment losses are classified within our consolidated statements of operations in accordance with the use of the asset.

Goodwill

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We assess goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. We evaluate goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we so determine, or if we choose to bypass the qualitative assessment, we perform a quantitative goodwill impairment test. Goodwill impairment exists when the estimated fair value of our one reporting unit is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our consolidated statements of operations. To date, we have not recognized any impairment of goodwill.

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

Leases

We determine if an arrangement contains a lease at inception. We have operating lease agreements for the laboratory, office and warehouse facilities that we occupy, as well as server space. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the date the underlying asset becomes available for our use and are based on the present value of the future minimum lease payments over the lease term. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. As our leases generally do not provide an implicit interest rate, the present value of our future minimum lease payments is determined using our incremental borrowing rate. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term and is based on the information available to us at the lease commencement date, or as of January 1, 2020 for commenced leases that existed as of our adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASC 842”).

Certain of our leases contain options to extend or terminate the lease; lease terms are adjusted for these options only when it is reasonably certain we will exercise these options. Our lease agreements do not contain residual value guarantees or covenants.

We have made a policy election regarding our real estate leases not to separate nonlease components from lease components, to the extent they are fixed. Nonlease components that are not fixed are expensed as incurred as variable lease expense. Our leases for laboratory, office and warehouse facilities typically include variable nonlease components, such as common-area maintenance costs. We have also elected not to record on our consolidated balance sheets a lease that has a lease term of twelve months or less and does not contain a purchase option that we are reasonably certain to exercise.

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

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

A financial instrument categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. In certain cases, where there is limited activity or less transparency around inputs to valuation, financial instruments are classified as Level 3 within the valuation hierarchy.

Our financial instruments consist of Level 1 and Level 2 assets and have included Level 3 liabilities in the past. The carrying amounts of certain financial instruments approximate fair value due to their short maturities. We did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis as of December 31, 2021 and 2020.

Convertible Preferred Stock Warrant

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

Prior to the conversion, the fair value of this warrant was classified as a non-current liability in the balance sheets, since the underlying convertible preferred stock had been classified as temporary equity instead of shareholders’ deficit in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities. Upon certain change in control events that were outside of our control, including liquidation, sale or transfer of control, holders of the convertible preferred stock may have caused its redemption. Prior to conversion, the warrant was subject to remeasurement at each balance sheet date, with changes in estimated fair value recognized as a component of interest and other income, net on our statements of operations. During the year ended December 31, 2019, we recognized $2.3 million of expense related to the revaluation of the convertible preferred stock warrant liability in the interest and other income, net line item on our consolidated statements of operations.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

Development Revenue

We derive revenue by providing services through development agreements to biopharmaceutical customers who seek access to our immune medicine platform technologies. We generate revenues from the delivery of professional support activities pertaining to the use of immunoSEQ and our MRD product in the development of the respective customers’ initiatives. The transaction price for these contracts may consist of a combination of non-refundable upfront fees, separately priced sequencing fees, progress-based milestones and regulatory milestones. The development agreements include single or multiple performance obligations, depending on the contract. For certain contracts, we perform services to support the biopharmaceutical customers’ regulatory submissions as part of their registrational trials. These services may include regulatory support pertaining to our technology intended to be utilized as part of the submission, development of analytical plans for our sequencing data, participation on joint research committees and assistance in completing a regulatory submission. Generally, these services are not distinct within the context of the contract and they are accounted for as a single performance obligation. If agreements include sequencing activities, we separately classify those activities as sequencing revenue.

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

During the year ended December 31, 2021, we executed an intellectual property license agreement that includes variable consideration related to sales-based royalties. Any consideration related to such royalties will be recognized as development revenue at the later of when (i) the related sales occur or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied (or partially satisfied).

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $22.4 million, $14.5 million and $6.6 million for the year ended December 31, 2021, 2020 and 2019, respectively.

Cost of Revenue

Cost of revenue includes the cost of materials, personnel-related expenses (including salaries, benefits and share-based compensation), shipping and handling expenses, equipment costs and allocated facility costs associated with processing samples and professional support for our sequencing revenue activities. Allocated facility costs include depreciation of laboratory equipment, as well as allocated facility occupancy and information technology costs. Costs associated with processing samples are recorded as expense, regardless of the timing of revenue recognition.

Research and Development Expenses

Research and development expenses consist of laboratory materials costs, personnel-related expenses, equipment costs, allocated facility costs, information technology expenses and contract service expenses. We also include in research and development expenses the costs associated with software development of applications to support future commercial opportunities, as well as development activities to support laboratory scaling and workflow. Research and development costs are expensed as incurred. Upfront payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized, then are recognized as an expense as the goods are consumed or the related services are performed. Costs to support our Genentech Agreement are also a component of our research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel-related expenses for commercial sales, product and account management, marketing, reimbursement, medical education and business development personnel that support commercialization of our platform products. In addition, these expenses include external costs such as advertising expenses, customer education and promotional expenses, market analysis expenses, conference fees, travel expenses and allocated facility costs.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred tax assets and liabilities are measured at the consolidated balance sheet date using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in the period such tax rate changes are enacted. Our net deferred tax assets are fully offset by a valuation allowance, because of our history of losses.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained upon examination.

Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

We calculate basic net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders by dividing net loss attributable to Adaptive Biotechnologies Corporation common shareholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, common stock warrants, stock options and nonvested restricted stock units are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, as their effect is anti-dilutive.

Prior to the closing of our initial public offering in July 2019 and the related conversion of our convertible preferred stock into common stock, we calculated our basic and diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders in conformity with the two-class method required for companies with participating securities. We considered our convertible preferred stock to be participating securities. In the event a dividend had been declared or paid on common stock, holders of convertible preferred stock would have been entitled to a share of such dividend in proportion to the holders of common stock on an as-if converted basis. Under the two-class method, basic net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders is calculated by dividing the net loss attributable to Adaptive Biotechnologies Corporation common shareholders by the weighted-average number of shares of common stock outstanding for the period. Net loss attributable to Adaptive Biotechnologies Corporation common shareholders is determined by allocating undistributed earnings between common and preferred shareholders. The net loss attributable to Adaptive Biotechnologies Corporation common shareholders was not allocated to the convertible preferred stock under the two-class method, as the convertible preferred stock did not have a contractual obligation to share in our losses. The diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders was computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, convertible preferred stock warrants, common stock warrants and stock options were considered common stock equivalents but were excluded from the calculation of diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, as their effect was anti-dilutive.

Segment Information

We have determined that our chief executive officer is the chief operating decision maker (“CODM”). The CODM regularly reviews operating results and other financial information presented on a consolidated basis. While revenue is reviewed at levels lower than the consolidated entity, resource allocation decisions are made by the CODM based on the results presented at the consolidated entity level, which is determined to be a single reporting unit. There are no segment managers who are held accountable by the CODM for operations, operating results or planning at levels or components below the consolidated entity. As such, the consolidated entity operates as one operating segment and represents one reportable segment. We present disaggregated revenue from contracts with customers by type of service. See Note 3, Revenue.
3.	Revenue

We disaggregate our revenue from contracts with customers by type of service, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following table presents our revenue disaggregated by type of products and services for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Sequencing revenue	$78,896	$41,439	$43,519
Development revenue
Development support	65,448	54,443	39,552
Regulatory milestones	10,000	2,500	2,000
Total development revenue	75,448	56,943	41,552
Total revenue	$154,344	$98,382	$85,071

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

We recognized $3.2 million in revenue during the year ended December 31, 2021 due to changes in estimates of total samples to be provided under certain of our MRD development agreements for which we had previously received upfront consideration, of which $0.3 million was recognized as development revenue in the respective period.

We earned $10.0 million, $2.5 million and $2.0 million during the year ended December 31, 2021, 2020 and 2019, respectively, upon the achievement of certain regulatory milestones by us and our respective customers’ therapeutics. We recognized these earnings as development revenue within the respective periods, as we determined that the amounts were consistent with our estimated standalone selling prices and the respective performance obligations were complete.

In total, we recognized $11.8 million, $3.4 million and $3.7 million in development revenue related to our MRD development agreements during the year ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, in future periods we could receive up to an additional $333.5 million in milestone payments if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of December 31, 2021. We excluded the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

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

We recognized revenue of $62.0 million, $52.8 million and $35.1 million during the year ended December 31, 2021, 2020 and 2019, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

4.	Fair Value Measurements

The following tables set forth the fair value of financial assets as of December 31, 2021 and 2020 that were measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$131,946	$—	$—	$131,946
U.S. government debt securities	—	391,145	—	391,145
Corporate bonds	—	39,996	—	39,996
Total financial assets	$131,946	$431,141	$—	$563,087

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$103,283	$—	$—	$103,283
U.S. government debt securities	—	671,777	—	671,777
Corporate bonds	—	11,581	—	11,581
Total financial assets	$103,283	$683,358	$—	$786,641

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
5.	Investments

Available-for-sale investments consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$186,752	$4	$(109)	$186,647
Corporate bonds	27,363	—	(14)	27,349
Total short-term marketable securities	$214,115	$4	$(123)	$213,996
Long-term marketable securities
U.S. government debt securities	$205,472	$—	$(974)	$204,498
Corporate bonds	12,691	—	(44)	12,647
Total long-term marketable securities	$218,163	$—	$(1,018)	$217,145

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$552,539	$723	$(10)	$553,252
Corporate bonds	11,497	86	(2)	11,581
Total short-term marketable securities	$564,036	$809	$(12)	$564,833
Long-term marketable securities
U.S. government debt securities	$118,429	$98	$(2)	$118,525
Total long-term marketable securities	$118,429	$98	$(2)	$118,525

All the U.S. government debt securities and corporate bonds designated as short-term marketable securities have an effective maturity date that is equal to or less than one year from the respective consolidated balance sheet date. Those that are designated as long-term marketable securities have an effective maturity date that is more than one year from the respective consolidated balance sheet date.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.4 million and $2.5 million were presented separately within the prepaid expenses and other current assets line item on our consolidated balance sheet as of December 31, 2021 and 2020, respectively.

The following table presents the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of December 31, 2021 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt securities	$345,014	$(1,083)	$—	$—
Corporate bonds	32,886	(58)	—	—
Total available-for-sale securities	$377,900	$(1,141)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of December 31, 2021, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of December 31, 2021 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.
6.	Property and Equipment, Net

Property and equipment, net as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$36,312	$27,767
Computer equipment	6,988	3,600
Furniture and office equipment	5,579	2,717
Computer software	992	860
Construction in progress	5,658	7,185
Leasehold improvements	65,959	21,945
Property and equipment, at cost	121,488	64,074
Less: Accumulated depreciation	(36,226)	(24,382)
Property and equipment, net	$85,262	$39,692

Depreciation expense was $12.3 million, $6.8 million and $6.1 million for the year ended December 31, 2021, 2020 and 2019, respectively.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

7.	Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(11,638)	$8,362
Purchased intellectual property	325	(161)	164
Balance at December 31, 2021	$20,325	$(11,799)	$8,526

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(9,972)	$10,028
Purchased intellectual property	325	(128)	197
Balance at December 31, 2020	$20,325	$(10,100)	$10,225

The developed technology was acquired in connection with our acquisition of Sequenta in 2015. The remaining balance of the acquired technology and the purchased intellectual property is expected to be amortized over the next 5.0 years.

As of December 31, 2021, expected future amortization expense for intangible assets was as follows (in thousands):

2022	$1,699
2023	1,699
2024	1,703
2025	1,699
2026	1,699
Thereafter	27
Total future amortization expense	$8,526

8.	Accrued Liabilities

Accrued liabilities as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Professional fees	$3,687	$3,219
Clinical and contract research organization costs	1,646	1,781
Travel and entertainment	184	91
Tax liabilities	391	1,767
Purchases of property and equipment	615	4,423
Other	2,820	1,881
Total accrued liabilities	$9,343	$13,162

The accrued tax liabilities balance as of December 31, 2020 includes a $1.4 million tax withholding liability related to unsettled option exercises as of December 31, 2020.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

9.	Deferred Revenue

Deferred revenue by revenue classification as of December 31, 2021 and 2020 was as follows (in thousands):

	December 31,
	2021	2020
Current deferred revenue
Sequencing	$21,915	$15,463
Development	58,545	57,856
Total current deferred revenue	80,460	73,319
Non-current deferred revenue
Sequencing	174	724
Development	98,576	162,894
Total non-current deferred revenue	98,750	163,618
Total current and non-current deferred revenue	$179,210	$236,937

Deferred revenue from our Genentech Agreement represents $56.1 million and $94.0 million of the current and non-current development deferred revenue balances, respectively, as of December 31, 2021 and $55.1 million and $157.0 million of the current and non-current development deferred revenue balances, respectively, as of December 31, 2020. In general, we expect that the current amounts will be recognized as revenue within 12 months and the non-current amounts will be recognized as revenue over a period of approximately five to six years from December 31, 2021. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on the various development activities.

During the year ended December 31, 2021, we recognized $3.6 million in revenue as a result of changes in estimates of total samples to be provided under certain of our agreements and cancelled biopharmaceutical customer sequencing contracts for which we had received upfront consideration. Additionally, we recognized $2.5 million of sequencing revenue during the year ended December 31, 2021 related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and a change in our estimate of expected cumulative tests per patient for one of our covered indications.

Changes in deferred revenue during the year ended December 31, 2021 were as follows (in thousands):

Deferred revenue balance at December 31, 2020	$236,937
Additions to deferred revenue during the period	38,062
Revenue recognized during the period	(95,789)
Deferred revenue balance at December 31, 2021	$179,210

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2021, $75.7 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2020.
10.	Leases

We have operating lease agreements for the laboratory, office and warehouse facilities that we occupy in various locations, as well as server space.

In July 2011, we entered into a non-cancelable lease agreement with an, at the time, minority shareholder for office and laboratory space in Seattle, Washington. The lease terms were subsequently amended multiple times, most recently in August 2019, when we expanded the existing premises to approximately 65,500 square feet. Cash payment for rent of the expanded premises commenced January 2020, four months after the landlord delivered the expanded premises to us for construction of certain tenant improvements, and the lease term for both the existing premises and the expanded premises ends October 2032, subject to our option to twice extend the lease for five years. The amended lease also requires us to pay additional amounts for operating and maintenance expenses.

In August 2019, we entered into an agreement to rent approximately 100,000 square feet in what was a to-be-constructed, new headquarters building in Seattle, Washington. In connection with the lease, we entered into a $2.1 million letter of credit with one of our existing financial institutions. Due to our significant involvement during the construction process of the leased building, we qualified as the deemed owner of the building under build-to-suit lease accounting guidance that proceeded ASC 842. The resulting asset and long-term financing obligation recorded on our balance sheet as of December 31, 2019 for the cost of the building was derecognized effective January 1, 2020 upon adoption of ASC 842. The lease commenced in December 2020, when the landlord delivered the premises to us for construction of certain tenant improvements. We occupied the new building in 2021, cash payment for rent began in October 2021 and the lease term ends in August 2033, subject to our option to twice extend the lease for five years. In connection with this lease, the landlord agreed to fund $20.0 million in improvements, which was subsequently reduced to $14.8 million as a result of our change requests made during landlord construction of the building, net of an administration fee. As of December 31, 2021, we have incurred $14.9 million in certain tenant improvement costs, of which $10.9 million has been reimbursed by the landlord. The remaining $4.0 million is presented as a reduction in the cash flows used to measure our ROU asset and lease liabilities on our consolidated balance sheet as of December 31, 2021 and will be reimbursed by the landlord. As of December 31, 2020, we incurred $5.2 million in certain tenant improvement costs, of which $0.7 million had been reimbursed by the landlord. The remaining $4.5 million is presented as a reduction in the cash flows used to measure our ROU asset and lease liabilities on our consolidated balance sheet as of December 31, 2020. The lease also requires us to pay additional amounts for operating and maintenance expenses.

In October 2019, we entered into an agreement to lease approximately 14,750 square feet in a separate Seattle, Washington location, pursuant to a lease expiring in October 2029, which is subject to our ability to exercise an early termination right after the third year. In connection with the lease, the landlord agreed to provide a tenant improvement allowance in the maximum amount of $0.7 million. The lease also requires us to pay additional amounts for operating expenses.

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

In December 2019, we entered into an agreement to lease approximately 3,100 square feet of office space in New York City, New York, pursuant to a lease that expires November 2025, subject to our ability to exercise an early termination right in 2023. The lease requires us to pay certain operating expenses.

In March 2021, we executed a lease to rent approximately 27,000 square feet of a warehouse in Bothell, Washington, which we classified as an operating lease upon commencement during the year ended December 31, 2021. Rent obligations commenced in October 2021 and the lease expires October 2031, subject to an early termination option after the seventh year and an option to twice extend the lease for five years. The lease requires us to pay certain operating expenses. Furthermore, the landlord agreed to fund $1.2 million in improvements in connection with this lease.

As of December 31, 2021, we were not party to any finance leases. Our leases have remaining terms of 0.3 years to 11.7 years and include options to extend certain of the leases up to 10.0 years and terminate certain of the leases after 3.0 years. We adjust lease terms for these options only when it is reasonably certain we will exercise these options. As of December 31, 2021, it was reasonably certain that we would exercise our option to terminate two of our leases after 3.0 years.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Other information related to our operating leases as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	10.55	11.33
Weighted-average discount rate	4.6%	4.6%

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities as of December 31, 2021 (in thousands):

2022	$14,184
2023	13,964
2024	13,692
2025	14,098
2026	12,330
Thereafter	81,188
Total undiscounted lease payments	149,456
Less:
Imputed interest rate	(32,410)
Tenant improvement receivables	(5,306)
Total operating lease liabilities	$111,740
Less: Current portion	(5,055)
Operating lease liabilities, less current portion	$106,685

Operating lease expense was $12.4 million and $5.5 million for the year ended December 31, 2021 and 2020, respectively. Variable lease expense for operating leases was $3.5 million and $2.6 million for the year ended December 31, 2021 and 2020, respectively. Rent expense recognized under ASC 840, Leases, inclusive of operating and maintenance costs, was $5.3 million for the year ended December 31, 2019.

Cash paid for amounts included in the measurement of lease liabilities was $8.3 million and cash received for tenant improvement allowances was $11.5 million during the year ended December 31, 2021. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020 was $3.2 million, net of $2.5 million of cash received for tenant improvement allowances. For the year ended December 31, 2021, ROU assets obtained in exchange for operating lease liabilities was $5.4 million. For the year ended December 31, 2020, ROU assets obtained in exchange for operating lease liabilities was $109.1 million, inclusive of the $33.0 million recognized from the adoption of ASC 842.
11.	Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of December 31, 2021.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

12.	Shareholders’ Equity

Common Stock

Our common stock has no preferences or privileges and is not redeemable. Holders of our common stock are entitled to one vote for each share of common stock held. The holders of record of outstanding shares of common stock shall be entitled to receive, when, as and if declared, out of funds legally available, such cash and other dividends as may be declared from time to time.

As of December 31, 2021, we have reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	13,990,175
Shares available for future grant under the 2019 Equity Incentive Plan	22,299,923
Shares available for future grant under the Employee Stock Purchase Plan	2,804,298
Total shares of common stock reserved for future issuance	39,094,396

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

Effective January 1, 2021, our 2019 Plan reserve increased by 6,882,344 shares. Our board of directors determined not to increase the ESPP reserve in 2021. Furthermore, our board of directors determined not to increase the 2019 Plan and ESPP reserves in 2022.

Common Stock Warrant

In 2014, we issued a warrant to purchase 56,875 shares of Series C convertible preferred stock at an exercise price of $2.64. The warrant was exercisable for a period of seven years from the date of issuance. Immediately prior to and in connection with the completion of our initial public offering on July 1, 2019, this convertible preferred stock warrant was converted to a warrant to purchase the same number of shares of common stock. The warrant was exercised on February 25, 2021 through a cashless exercise, resulting in the issuance of 54,162 shares of our common stock. The impact of this cashless exercise was immaterial to our consolidated financial statements. As of December 31, 2021, there were no outstanding warrants to purchase common stock.
13.	Equity Incentive Plans

Sequenta 2008 Stock Plan, as amended

In connection with our acquisition of Sequenta in January 2015, we assumed Sequenta’s Equity Incentive Plan (“2008 Plan”), including all outstanding options and shares available for future issuance under the 2008 Plan, which, prior to the completion of our initial public offering, were all exercisable for Series E-1 convertible preferred stock. Upon completion of our initial public offering in July 2019, the outstanding options were exercisable for common stock. No shares are available for future issuance under this plan and no equity awards are outstanding under this plan as of December 31, 2021.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain option and restricted stock unit grants made to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of December 31, 2021, we have authorized 29,131,628 shares of common stock for issuance under the 2019 Plan.

Changes in shares available for grant during the year ended December 31, 2021 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2020	18,617,001
2019 Equity Incentive Plan reserve increase effective January 1, 2021	6,882,344
Options and restricted stock units granted	(4,306,265)
Options and restricted stock units forfeited, cancelled or expired	1,106,843
Shares available for grant at December 31, 2021	22,299,923

Stock option activity under the 2009 Plan and 2019 Plan during the year ended December 31, 2021 was as follows:

	Shares Subject to Outstanding Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	14,433,560	$12.82
Options granted	3,052,025	39.39
Options forfeited or cancelled	(992,428)	25.90
Options expired	(40,116)	26.56
Options exercised	(3,674,057)	7.21
Options outstanding at December 31, 2021	12,778,984	$19.72	$156,105
Options vested and exercisable at December 31, 2021	7,281,600	$10.99	$132,537

The weighted-average remaining contractual life for options outstanding as of December 31, 2021 was 7.0 years. The weighted-average remaining contractual life for vested and exercisable options as of December 31, 2021 was 5.7 years.

The weighted-average grant date fair value per share of options granted during the year ended December 31, 2021, 2020 and 2019 was $24.22, $21.11 and $6.87, respectively. The total intrinsic value of options exercised during the year ended December 31, 2021, 2020 and 2019 was $156.5 million, $190.4 million and $39.1 million, respectively.

Of the $26.7 million proceeds from exercise of stock options included on our consolidated statements of cash flows for the year ended December 31, 2021, $0.3 million related to options exercised during the year ended December 31, 2020 but settled during the year ended December 31, 2021. Of the $21.7 million proceeds from exercise of stock options included on our consolidated statements of cash flows for the year ended December 31, 2020, $0.5 million related to options exercised during the year ended December 31, 2019 but settled during the year ended December 31, 2020.

Restricted stock unit activity under the 2019 Plan during the year ended December 31, 2021 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested outstanding restricted stock units at December 31, 2020	50,000	$28.10
Restricted stock units granted	1,254,240	37.98
Restricted stock units forfeited or cancelled	(74,299)	43.20
Restricted stock units vested	(18,750)	28.10
Nonvested outstanding restricted stock units at December 31, 2021	1,211,191	$37.41

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The weighted-average grant date fair value per share of restricted stock units granted during the year ended December 31, 2020 and 2019 was $28.10 and $41.63, respectively.

Grant Date Fair Value of Options and Restricted Stock Units Granted

The estimated grant date fair values of options granted during the years ended December 31, 2021, 2020 and 2019 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2021	2020	2019
Fair value of common stock	$30.86 - $66.50	$17.68 - $55.23	$7.80 - $47.81
Expected term (in years)	5.27 - 6.08	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	0.5% - 1.4%	0.4% - 1.7%	1.4% - 2.5%
Expected volatility	67.1% - 70.0%	70.5% - 73.3%	64.3% - 72.9%
Expected dividend yield	—	—	—

The determination of the grant date fair value of stock options using a Black-Scholes option-pricing model is affected by the fair value of our common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:

Fair value of common stock—Prior to the closing of our initial public offering, the fair value of our common stock was determined with input from management using valuation methodologies which utilized certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability (Level 3 inputs). In determining the fair value of our common stock, the methodologies, approaches and assumptions used to estimate the enterprise value were consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For option grants made after the closing of our initial public offering, the fair value of each share of common stock is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market.

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

The compensation costs related to stock options and restricted stock units for the years ended December 31, 2021, 2020 and 2019 are included on our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$2,100	$817	$555
Research and development	14,061	8,519	3,934
Sales and marketing	12,312	6,627	3,480
General and administrative	14,778	8,798	5,155
Total share-based compensation expense	$43,251	$24,761	$13,124

As of December 31, 2021, unrecognized share-based compensation expense related to unvested stock options was $96.8 million, which is expected to be recognized over a remaining weighted-average period of 2.9 years. Additionally, as of December 31, 2021, unrecognized share-based compensation expense related to unvested restricted stock units was $38.3 million, which is expected to be recognized over a remaining weighted-average period of 3.4 years.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

14.	Microsoft Collaboration Agreement

Summary of Agreement

In December 2017, we entered into a collaboration agreement with Microsoft (“Microsoft Agreement”) to computationally derive a comprehensive TCR antigen map for purposes of developing a universal diagnostic based on a single blood test.

Contemporaneously with the Microsoft Agreement, we entered into a separate agreement to use Microsoft’s Azure cloud services at standard volume pricing with a minimum Azure purchase requirement of $12.0 million over the seven-year term of the Microsoft Agreement, which we expect to meet in the ordinary course of business.

In addition, contemporaneously with entering into the Microsoft Agreement, Microsoft made a preferred stock investment of $45.0 million as a part of our Series F-1 convertible preferred stock issuance.

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

We determined that the preferred stock issuance and commitment to use Microsoft’s Azure cloud services were made at terms consistent with market rates. All consideration received as part of the Series F-1 convertible preferred stock issuance was accounted for as part of the Series F-1 preferred stock issuance. Since the commitment to purchase Microsoft’s Azure cloud services was at market terms and we expect to meet the commitment in the ordinary course of business during the seven-year term, we record the expenses in the period in which the services are consumed. These costs are recorded in our consolidated statements of operations based on the underlying activities for which they support.

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
15.	Income Taxes

The components of loss before provision for income taxes for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(207,314)	$(146,227)	$(68,606)
Foreign	16	—	—
Total loss before provision for income taxes	$(207,298)	$(146,227)	$(68,606)

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as of the dates presented are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Net operating losses	$200,363	$105,433
Tax credit carryforward	31,200	18,981
Nonqualifying stock options	18,072	12,096
Deferred rent	—	—
Operating lease liabilities	30,401	31,052
Deferred revenue	42,481	59,713
Other	4,345	2,983
Total deferred tax assets	326,862	230,258
Less: Valuation allowance	(297,020)	(197,527)
Deferred tax assets, net of valuation allowance	29,842	32,731
Deferred tax liabilities
Tangible and intangible assets	(7,310)	(5,760)
ROU assets	(22,532)	(26,971)
Net deferred taxes	$—	$—

ASC Topic 740, Income Taxes, requires that the tax benefit of NOLs, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $99.5 million and $96.6 million during the year ended December 31, 2021 and 2020, respectively.

Federal tax laws impose substantial restrictions on the utilization of NOL and credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code of 1986. Accordingly, our ability to utilize these carryforwards may be limited due to such ownership changes. We have completed a Section 382 analysis for changes in ownership through December 31, 2020 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the TCJA federal income tax law, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. As of December 31, 2021, we had U.S. federal NOLs of $192.5 million and U.S. federal tax credits of $33.6 million that will begin to expire in 2028. We also had $576.2 million of NOLs as of December 31, 2021 that do not expire.

The effective tax rate of our provision for income taxes differs from the federal statutory rate for the periods presented as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	8.3	13.8	8.1
Stock compensation	14.1	25.2	9.8
Permanent items	(0.1)	(0.1)	(1.0)
Credits	4.7	5.7	6.1
Other	(0.3)	0.5	0.3
Change in valuation allowance	(47.7)	(66.1)	(44.3)
Total	0.0%	0.0%	0.0%

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

We account for Global Intangible Low-Taxed Income as period costs when incurred.

We recognize, in our consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We had unrecognized tax benefits of $6.9 million as of December 31, 2021. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the dates presented are as follows (in thousands):

Balance at December 31, 2018	$1,260
Additions in 2019	792
Balance at December 31, 2019	2,052
Additions in 2020	1,437
Balance at December 31, 2020	3,489
Additions in 2021	3,426
Balance at December 31, 2021	$6,915

During the year ended December 31, 2021, 2020 and 2019, we recognized uncertain tax positions of $3.4 million, $1.4 million and $0.8 million, respectively, related to a reduction of the research and development credit deferred tax asset. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. We do not expect a material change to our unrecognized tax benefits over the next twelve months that would have an adverse effect on our operating results.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions as of December 31, 2021 and 2020.

We file federal and certain state income tax returns, which provide varying statutes of limitations on assessments. However, because of NOL carryforwards, substantially all tax years since inception remain open to federal and state tax examination.
16.	Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to Adaptive Biotechnologies Corporation	$(207,279)	$(146,227)	$(68,606)
Fair value adjustment to redemption value for Series E-1 convertible preferred stock options	—	—	(964)
Net loss attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(207,279)	$(146,227)	$(69,570)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	140,354,915	131,216,468	69,165,315
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(1.48)	$(1.11)	$(1.01)

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Since we were in a loss position for all periods presented, basic net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders is the same as diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders for the years ended December 31, 2021, 2020 and 2019, as they had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020	2019
Convertible preferred stock (on as if converted basis)	—	—	46,104,469
Stock options issued and outstanding	13,097,374	16,125,548	17,183,546
Nonvested restricted stock units	693,173	38,125	4,952
Common stock warrants	8,570	56,875	55,961
Convertible preferred stock warrant	—	—	28,204
Total	13,799,117	16,220,548	63,377,132

17.	Retirement Plan

We maintain a salary deferral 401(k) plan (“401(k) Plan”) covering employees who have met certain eligibility requirements. Employees may defer up to 100% of their compensation to the 401(k) Plan, subject to federal limits. We made $2.5 million and $1.6 million in discretionary contributions during the year ended December 31, 2021 and 2020, respectively, which are fully vested after one year of employee service. We did not make any discretionary contributions during the year ended December 31, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control

There was not any change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Adaptive Biotechnologies Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Adaptive Biotechnologies Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Adaptive Biotechnologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2021, and related notes and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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

Definition and Inherent Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Seattle, Washington

February 15, 2022

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K will be included in our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K, including with respect to our equity compensation plans, will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements

See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes.

(3)	Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation		8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws		8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019		S-1	333-231838	4.1	5/30/2019
4.2	Description of Securities		10-K	001-38957	4.3	2/26/2020
10.1†	Strategic Collaboration and License Agreement between Genentech, Inc. and the Registrant, dated December 19, 2018		S-1	333-231838	10.1	5/30/2019
10.2†	Strategic Collaboration Agreement between Microsoft Corporation and the Registrant, dated December 11, 2017		S-1	333-231838	10.2	5/30/2019
10.3†	Master Terms & Conditions of Sale between Illumina, Inc. and the Registrant, dated May 28, 2019		S-1/A	333-231838	10.3	6/17/2019
10.4	Amended and Restated Side Letter Agreement among Viking Global Equities LP, Viking Global Equities II LP, VGE III Portfolio Ltd., Viking Long Fund Master Ltd. and the Registrant, dated May 8, 2019		S-1	333-231838	10.5	5/30/2019
10.5*	Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers		S-1	333-231838	10.7	5/30/2019
10.6*	Form of Amended and Restated Employment Agreement between the Registrant and each of Lance Baldo, MD and Francis T. Lo		S-1	333-231838	10.8	5/30/2019
10.7*	Form of Restated Non-Employee Director Change in Control Agreement between the Registrant and each of its non-employee directors		S-1	333-231838	10.9	5/30/2019
10.8*	Executive Severance Agreement between the Registrant and Lance Baldo, MD, dated April 22, 2019		S-1	333-231838	10.11	5/30/2019

			Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
10.9*	Form of Executive Severance Agreement between the Registrant and certain of its executive officers		10-Q	001-38957	10.1	8/10/2020
10.10*	Form of Indemnification Agreement between the Registrant and its directors and executive officers		S-1	333-231838	10.13	5/30/2019
10.11*	Adaptive Biotechnologies Corporation Non-Employee Director Compensation Policy		10-K	001-38957	10.12	2/24/2021
10.12*	Adaptive Biotechnologies Corporation 2009 Equity Incentive Plan and form of award agreement thereunder		S-1	333-231838	10.15	5/30/2019
10.13*	Adaptive Biotechnologies Corporation 2019 Equity Incentive Plan and form of award agreement thereunder		10-Q	001-38957	10.12	8/13/2019
10.14*	Adaptive Biotechnologies Corporation 2019 Employee Stock Purchase Plan		S-1/A	333-231838	10.17	6/17/2019
10.15*	Form of Stock Option Agreement for Non-U.S Participants		10-K	001-38957	10.16	2/24/2021
10.16*	Form of Restricted Stock Unit Agreement for Non-U.S Participants		10-K	001-38957	10.17	2/24/2021
10.17	Lease Agreement between ARE-Seattle No. 11, LLC and Adaptive TCR Corporation, dated July 21, 2011, as amended by Amendment No. 1, dated August 26, 2011, Amendment No. 2, dated June 30, 2014, Amendment No. 3, dated November 5, 2015, Amendment No. 4, dated December 23, 2015, and Amendment No. 5, dated June 6, 2016		S-1	333-231838	10.18	5/30/2019
10.18†	Sixth Amendment to Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 11, LLC, dated August 2, 2019		8-K	001-38957	10.1	8/7/2019
10.19†	Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 12, LLC, dated August 2, 2019		8-K	001-38957	10.2	8/7/2019
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the signature page)	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	X

*	Management contract or compensation plan or arrangement.
†

Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information is not material and would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, State of Washington, on February 15, 2022.

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

Signature	Title	Date

/s/ Chad Robins Chad Robins	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2022

/s/ Chad Cohen Chad Cohen	Chief Financial Officer (Principal Financial Officer)	February 15, 2022

/s/ Kyle Piskel Kyle Piskel	VP, Principal Accounting Officer (Principal Accounting Officer)	February 15, 2022

/s/ Kevin Conroy Kevin Conroy	Director	February 15, 2022

/s/ Michelle Griffin Michelle Griffin	Director	February 15, 2022

/s/ Robert Hershberg Robert Hershberg, PhD, MD	Director	February 15, 2022

/s/ Peter Neupert Peter Neupert	Director	February 15, 2022

/s/ Katey Owen Katey Owen, PhD	Director	February 15, 2022

/s/ Michael Pellini Michael Pellini, MD	Director	February 15, 2022

/s/ Leslie Trigg Leslie Trigg	Director	February 15, 2022