Form 10-Q
period 2022-03-31
Adaptive Biotechnologies Corp
filed 2022-05-04
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 142,227,952 shares of common stock, $0.0001 par value per share, outstanding.

Adaptive Biotechnologies Corporation

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements contained in this report other than statements of historical fact are forward-looking statements, which include but are not limited to, statements about:

•

our ability to leverage and extend our immune medicine platform to discover, develop and commercialize our products and services, including further commercialization and development of products and services related to our Immune Medicine and Minimal Residual Disease (“MRD”) market opportunities, particularly in light of the novelty of immune medicine and our methods;

•

our ability to achieve and maintain commercial market acceptance of our current products and services, such as clonoSEQ, T-Detect and immunoSEQ, as well as our ability to achieve market acceptance for any additional products and services beyond our current portfolio, if developed;

•

our collaboration with Genentech, Inc. (“Genentech”) and our ability to develop and commercialize cellular therapeutics, including our ability to achieve milestones and realize the intended benefits of the collaboration;

•

our ability to develop a map of the interaction between the immune system and disease (“TCR-Antigen Map”) and yield insights from it that are commercially viable as we expand the T-Detect product line with the goal of a multi-disease universal diagnostic test;

•

our expected reliance on collaborators and other third parties for development, clinical testing and regulatory approval of current products in new indications and potential product candidates, which may fail at any time due to a number of possible unforeseen events; and

•

the potential effects on our business resulting from our March 2022 reduction in workforce and related restructuring, including our ability to realize expected cost savings, attract and retain personnel and meet our expansion initiatives and clinical development plans.

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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$114,805	$139,065
Short-term marketable securities (amortized cost of $250,448 and $214,115, respectively)	248,757	213,996
Accounts receivable, net	22,518	17,409
Inventory	21,002	19,263
Prepaid expenses and other current assets	12,038	13,015
Total current assets	419,120	402,748
Long-term assets
Property and equipment, net	85,994	85,262
Operating lease right-of-use assets	85,634	87,678
Long-term marketable securities (amortized cost of $140,202 and $218,163, respectively)	137,110	217,145
Restricted cash	2,382	2,138
Intangible assets, net	8,107	8,526
Goodwill	118,972	118,972
Other assets	874	875
Total assets	$858,193	$923,344
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$5,959	$3,307
Accrued liabilities	10,407	9,343
Accrued compensation and benefits	6,651	15,642
Current portion of operating lease liabilities	8,545	5,055
Current portion of deferred revenue	83,504	80,460
Total current liabilities	115,066	113,807
Long-term liabilities
Operating lease liabilities, less current portion	104,978	106,685
Deferred revenue, less current portion	84,894	98,750
Total liabilities	304,938	319,242
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at March 31, 2022 and December 31, 2021; 142,183,258 and 141,393,865 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	1,339,601	1,324,006
Accumulated other comprehensive loss	(4,783)	(1,137)
Accumulated deficit	(781,627)	(718,891)
Total Adaptive Biotechnologies Corporation shareholders’ equity	553,205	603,992
Noncontrolling interest	50	110
Total shareholders’ equity	553,255	604,102
Total liabilities and shareholders’ equity	$858,193	$923,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$38,620	$38,442
Operating expenses
Cost of revenue	13,192	9,991
Research and development	37,839	33,772
Sales and marketing	26,093	20,604
General and administrative	24,144	14,936
Amortization of intangible assets	419	419
Total operating expenses	101,687	79,722
Loss from operations	(63,067)	(41,280)
Interest and other income, net	271	638
Net loss	(62,796)	(40,642)
Add: Net loss attributable to noncontrolling interest	60	—
Net loss attributable to Adaptive Biotechnologies Corporation	$(62,736)	$(40,642)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.44)	$(0.29)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	141,697,252	138,967,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(62,796)	$(40,642)
Other comprehensive loss
Change in unrealized gains and losses on investments	(3,646)	(262)
Comprehensive loss	(66,442)	(40,904)
Add: Comprehensive loss attributable to noncontrolling interest	60	—
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(66,382)	$(40,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2020	137,646,896	$14	$1,253,971	$893	$(511,612)	$—	$743,266
Issuance of common stock upon exercise of common stock warrant	54,162	—	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options	2,183,640	—	14,442	—	—	—	14,442
Common stock option and restricted stock unit share-based compensation	—	—	8,484	—	—	—	8,484
Capital contributions for Digital Biotechnologies, Inc.	—	—	300	—	—	129	429
Other comprehensive loss	—	—	—	(262)	—	—	(262)
Net loss	—	—	—	—	(40,642)	—	(40,642)
Balance at March 31, 2021	139,884,698	$14	$1,277,197	$631	$(552,254)	$129	$725,717

Balance at December 31, 2021	141,393,865	$14	$1,324,006	$(1,137)	$(718,891)	$110	$604,102
Issuance of common stock for cash upon exercise of stock options	648,208	—	2,734	—	—	—	2,734
Vesting of restricted stock units	141,185	—	—	—	—	—	—
Common stock option, restricted stock unit and market-based restricted stock unit share-based compensation	—	—	12,861	—	—	—	12,861
Other comprehensive loss	—	—	—	(3,646)	—	—	(3,646)
Net loss	—	—	—	—	(62,736)	(60)	(62,796)
Balance at March 31, 2022	142,183,258	$14	$1,339,601	$(4,783)	$(781,627)	$50	$553,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(62,796)	$(40,642)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	4,637	2,252
Noncash lease expense	1,792	1,732
Share-based compensation expense	12,861	8,484
Intangible assets amortization	419	419
Investment amortization	862	2,108
Other	(20)	(9)
Changes in operating assets and liabilities
Accounts receivable, net	(5,109)	(9,707)
Inventory	(1,739)	(3,359)
Prepaid expenses and other current assets	962	1,273
Accounts payable and accrued liabilities	(7,545)	(7,257)
Operating lease right-of-use assets and liabilities	2,035	813
Deferred revenue	(10,812)	(14,233)
Other	—	(119)
Net cash used in operating activities	(64,453)	(58,245)
Investing activities
Purchases of property and equipment	(3,077)	(15,841)
Purchases of marketable securities	(60,235)	(15,340)
Proceeds from maturities of marketable securities	101,000	125,000
Net cash provided by investing activities	37,688	93,819
Financing activities
Proceeds from exercise of stock options	2,749	14,185
Proceeds from initial capital contributions for Digital Biotechnologies, Inc.	—	429
Net cash provided by financing activities	2,749	14,614
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,016)	50,188
Cash, cash equivalents and restricted cash at beginning of year	141,203	125,574
Cash, cash equivalents and restricted cash at end of period	$117,187	$175,762
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$2,952	$7,698

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
2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Adaptive Biotechnologies Corporation, our wholly-owned subsidiary and Digital Biotechnologies, Inc., a corporate subsidiary we have 70% ownership interest in. The remaining interest in Digital Biotechnologies, Inc., held by certain of our related parties and their related family trusts, are shown in the unaudited condensed consolidated financial statements as noncontrolling interest. All intercompany transactions and balances between Adaptive Biotechnologies Corporation, our wholly-owed subsidiary and Digital Biotechnologies, Inc. have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, share-based compensation, including the fair value of stock, the provision for income taxes, including related reserves, and goodwill, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

Unaudited Interim Condensed Consolidated Financial Statements

In our opinion, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. These unaudited condensed consolidated financial statements include all adjustments necessary to fairly state our financial position and the results of our operations and cash flows for interim periods in accordance with GAAP. All such adjustments were of a normal, recurring nature. Interim-period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022.

Reclassification

We previously disclosed revenue bifurcated into sequencing and development financial statement captions and now present total revenue on the unaudited condensed consolidated statements of operations. See Note 3, Revenue for additional disaggregation of revenue under our Immune Medicine and MRD market opportunities.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restricted Cash

We had a restricted cash balance of $2.4 million and $2.1 million as of March 31, 2022 and December 31, 2021, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our property and facility leases.

Concentrations of Risk

We are subject to a concentration of risk from a limited number of suppliers, or in certain cases single suppliers, for some of our laboratory instruments and materials. This risk is managed by targeting a quantity of surplus stock.

Cash, cash equivalents and marketable securities are financial instruments that potentially subject us to concentrations of credit risk. We invest in money market funds, United States (“U.S.”) government debt securities, U.S. government agency securities, commercial paper and corporate bonds with high-quality accredited financial institutions.

Significant customers are those that represent more than 10% of our total revenue or accounts receivable, net balances for the periods and as of each condensed consolidated balance sheet date presented, respectively.

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31,	December 31,
	2022	2021	2022	2021
Customer A	*%	*%	15.1%	*%
Customer B	17.9	10.4	30.1	11.3
Customer C	*	10.0	*	*
Genentech and Roche Group	33.8	42.1	*	*
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

We derive revenue by providing diagnostic and research services in our Immune Medicine and MRD market opportunities. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, immunoSEQ, to biopharmaceutical customers and academic institutions; (2) providing our T-Detect COVID tests to clinical customers; and (3) our collaboration agreements with Genentech and other biopharmaceutical customers in areas of drug and target discovery. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers.

For research customers who utilize either immunoSEQ or our MRD services, contracts typically include an amount billed in advance of services (“upfront”) and subsequent billings as sample results are delivered to the customer. Upfront amounts received are recorded as deferred revenue, which we recognize as revenue upon satisfaction of performance obligations. We have identified two typical performance obligations under the terms of our research service contracts: (1) the delivery of our immunoSEQ or MRD data for customer provided samples; and (2) related data analysis. We recognize revenue for both identified performance obligations as sample results are delivered to the customer. In periods where our sample estimates are reduced or a customer project is cancelled and, in either case, we have remaining related deferred revenue, we recognize revenue using a cumulative catch-up approach based on the proportion of samples delivered to date relative to the remaining samples expected to be delivered.

For agreements where we provide our clonoSEQ report to ordering physicians, we have identified one performance obligation: the delivery of a clonoSEQ report. We bill and receive payments for these transactions from medical institutions and commercial and government third-party payors. As payment from the respective payors may vary based on the various reimbursement rates and patient responsibilities, we consider the transaction price to be variable and record an estimate of the transaction price, subject to the constraint for variable consideration, as revenue at the time of delivery. The estimate of transaction price is based on historical and expected reimbursement rates with the various payors, which are monitored in subsequent periods and adjusted as necessary based on actual collection experience.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Regarding our clonoSEQ coverage under Medicare, we bill an episode of treatment when we deliver the first eligible test report. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue recognition commences at the time the initial billable test report is delivered and is based upon cumulative tests delivered to date. We estimate the number of tests we expect to deliver over a patient’s treatment cycle based on historical testing frequencies for patients by indication. These estimates are subject to change as we develop more information about utilization over time. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and is recognized either as we deliver our estimate of the remaining tests in a patient’s treatment cycle or when the likelihood becomes remote that a patient will receive additional testing.

The contract transaction price for agreements we enter into with biopharmaceutical customers to further develop and commercialize their therapeutics may consist of a combination of non-refundable upfront fees, separately priced MRD testing fees and milestone fees earned upon our customers achievement of certain regulatory approvals. Depending on the contract, these agreements include single or multiple performance obligations. Such performance obligations include providing services to support our customer’s therapeutic development efforts, including regulatory support for our technology intended to be utilized as part of our customer’s registrational trials, developing analytical plans for our data, participating on joint research committees and assisting in completing a regulatory submission and providing MRD testing services related to customer-provided samples for their regulatory submissions. Generally, the support services, excluding MRD testing services, are not distinct within the context of the contract and thus are accounted for as a single performance obligation. The transaction price allocated to the respective performance obligations is estimated using an adjusted market assessment approach for the regulatory support services and a standalone selling price for the estimated MRD testing services. At contract inception, we fully constrain any consideration related to regulatory milestones, as the achievement of such milestones is subject to third-party regulatory approval and the customers’ own submission decision-making. When MRD sample testing services are separately priced customer options, we assess if a material right exists and, if not, the customer option to purchase additional MRD sample testing services is not considered part of the contract. We recognize revenue related to MRD testing services over time using an output method based on the proportion of sample results delivered relative to the total amount of sample results expected to be delivered, when expected to be a faithful depiction of progress. We use the same method to recognize the regulatory support services. When an output method based on the proportion of sample results delivered is not expected to be a faithful depiction of progress, we utilize an input method using a cost-based model based on estimates of effort completed. Selecting the measure of progress and estimating progress to date requires significant judgment. Except for any non-refundable upfront fees, the other forms of compensation represent variable consideration. Variable consideration related to regulatory milestones is estimated using the most likely amount method, where variable consideration is constrained until it is probable that a significant reversal of cumulative revenue recognized will not occur. Milestone payments for regulatory approvals, which are not within our customers’ control, are not considered probable of being achieved until those approvals are received. Determining whether regulatory milestone payments are probable is an area that requires significant judgment. In making this assessment, we evaluate scientific, clinical, regulatory and other risks, as well as the level of effort and investment required to achieve the respective milestone.

Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

We calculate basic net loss per share attributable to our common shareholders by dividing net loss attributable to us by our weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to our common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, common stock warrants, stock options outstanding, nonvested restricted stock units and the maximum nonvested market-based restricted stock units eligible to be earned are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to our common shareholders, as their effect is anti-dilutive.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

3.	Revenue

We disaggregate our revenue from contracts with customers by market opportunity and type of arrangement, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Immune Medicine revenue
Service revenue	$7,113	$4,048
Collaboration revenue	13,703	16,057
Total Immune Medicine revenue	20,816	20,105
MRD revenue
Service revenue	14,804	11,337
Regulatory milestone revenue	3,000	7,000
Total MRD revenue	17,804	18,337
Total revenue	$38,620	$38,442

During the three months ended March 31, 2022, we recognized $1.4 million in revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, cancelled biopharmaceutical customer contracts and changes in estimates of total samples to be provided under certain of our agreements, $0.2 million of which was recognized as Immune Medicine service revenue and $1.2 million of which was recognized as MRD service revenue. During the three months ended March 31, 2021, we recognized $0.8 million in revenue related to changes in estimates of total samples to be provided under certain of our agreements, Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and cancelled biopharmaceutical customer contracts, all of which was recognized as MRD service revenue.

As of March 31, 2022, we could receive up to an additional $330.5 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

Genentech Collaboration Agreement

In December 2018, we entered into a worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”) to leverage our capability to develop cellular therapies in oncology. Subsequent to receipt of regulatory approval in January 2019, we received a non-refundable, upfront payment of $300.0 million in February 2019 and may be eligible to receive more than $1.8 billion over time, including payments of up to $75.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones and up to $1,430.0 million upon the achievement of specified commercial milestones. In addition, we are separately able to receive tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of products arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. Under the agreement, we are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use T cell receptors (“TCRs”) screened by our immune medicine platform to engineer and manufacture cellular medicines:

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

In applying ASC 606, we identified the following performance obligations at the inception of the agreement:

1.	License to utilize on an exclusive basis all TCR-specific platform intellectual property to develop and commercialize any licensed products in the field of oncology.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

2.	License to utilize all data and information within each shared antigen data package and any other know-how disclosed by us to Genentech in oncology.
3.	License to utilize all private antigen TCR product data in connection with research and development activities in the field of use.
4.	License to existing shared antigen data packages.
5.	Research and development services for Shared Products development, including expansion of shared antigen data packages.
6.	Research and development services for private product development.
7.	Obligations to participate on various joint research, development and project committees.

We determined that none of the licenses, research and development services or obligations to participate on various committees were distinct within the context of the contract, given such rights and activities were highly interrelated and there was substantial additional research and development to further develop the licenses. We considered factors such as the stage of development of the respective existing antigen data packages, the subsequent development that would be required to both identify and submit a potential target for investigational new drug acceptance under both product pathways and the variability in research and development pathways given Genentech’s control of product commercialization. Specifically, under the agreement, Genentech is not required to pursue development or commercialization activities pertaining to both product pathways and may choose to proceed with one or the other. Accordingly, we determined that all of the identified performance obligations were attributable to one general performance obligation, which is to further the development of our TCR-specific platform, including data packages, and continue to make our TCR identification process available to Genentech to pursue either product pathway.

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

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of March 31, 2022. We excluded the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

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

We recognized $12.3 million and $15.6 million in Immune Medicine collaboration revenue during the three months ended March 31, 2022 and 2021, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

4.	Deferred Revenue

Deferred revenue from our Genentech Agreement represents $56.9 million and $80.9 million of the current and non-current deferred revenue balances, respectively, as of March 31, 2022 and $56.1 million and $94.0 million of the current and non-current deferred revenue balances, respectively, as of December 31, 2021. In general, we expect that the current amounts will be recognized as revenue within 12 months and the non-current amounts will be recognized as revenue over a period of approximately four to five years from March 31, 2022. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on the various research and development activities.

Changes in deferred revenue during the three months ended March 31, 2022 were as follows (in thousands):

Deferred revenue balance at December 31, 2021	$179,210
Additions to deferred revenue during the period	8,907
Revenue recognized during the period	(19,719)
Deferred revenue balance at March 31, 2022	$168,398

As of March 31, 2022, $16.0 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2021.
5.	Fair Value Measurements

The following tables set forth the fair value of financial assets as of March 31, 2022 and December 31, 2021 that were measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$92,096	$—	$—	$92,096
U.S. government debt securities	—	358,291	—	358,291
Corporate bonds	—	39,573	—	39,573
Total financial assets	$92,096	$397,864	$—	$489,960

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$131,946	$—	$—	$131,946
U.S. government debt securities	—	391,145	—	391,145
Corporate bonds	—	39,996	—	39,996
Total financial assets	$131,946	$431,141	$—	$563,087

Level 1 securities include highly liquid money market funds, for which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of U.S. government debt securities and corporate bonds, and are valued based on recent trades of securities in inactive markets or on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Of the March 31, 2022 Level 2 U.S. government debt securities balance, $12.0 million is recorded within the cash and cash equivalents balance on the unaudited condensed consolidated balance sheet as of March 31, 2022.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

6.	Investments

Available-for-sale investments consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$210,589	$—	$(1,405)	$209,184
Corporate bonds	39,859	—	(286)	39,573
Total short-term marketable securities	$250,448	$—	$(1,691)	$248,757
Long-term marketable securities
U.S. government debt securities	$140,202	$—	$(3,092)	$137,110
Total long-term marketable securities	$140,202	$—	$(3,092)	$137,110

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$186,752	$4	$(109)	$186,647
Corporate bonds	27,363	—	(14)	27,349
Total short-term marketable securities	$214,115	$4	$(123)	$213,996
Long-term marketable securities
U.S. government debt securities	$205,472	$—	$(974)	$204,498
Corporate bonds	12,691	—	(44)	12,647
Total long-term marketable securities	$218,163	$—	$(1,018)	$217,145

All the U.S. government debt securities and corporate bonds designated as short-term marketable securities have an effective maturity date that is equal to or less than one year from the respective condensed consolidated balance sheet date. Those that are designated as long-term marketable securities have an effective maturity date that is more than one year from the respective condensed consolidated balance sheet date.

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.1 million and $1.4 million is presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of March 31, 2022 and on the condensed consolidated balance sheet as of December 31, 2021, respectively.

The following table presents the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of March 31, 2022 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt securities	$346,294	$(4,497)	$—	$—
Corporate bonds	39,573	(286)	—	—
Total available-for-sale securities	$385,867	$(4,783)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of March 31, 2022, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of March 31, 2022 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

7.	Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(12,049)	$7,951
Purchased intellectual property	325	(169)	156
Balance at March 31, 2022	$20,325	$(12,218)	$8,107

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(11,638)	$8,362
Purchased intellectual property	325	(161)	164
Balance at December 31, 2021	$20,325	$(11,799)	$8,526

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. in 2015. The remaining balance of the acquired technology and the purchased intellectual property is expected to be amortized over the next 4.8 years.

As of March 31, 2022, expected future amortization expense for intangible assets was as follows (in thousands):

2022 (excluding the three months ended March 31, 2022)	$1,280
2023	1,699
2024	1,703
2025	1,699
2026	1,699
Thereafter	27
Total future amortization expense	$8,107

8.	Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, Bothell, Washington, South San Francisco, California and New York City, New York. As of March 31, 2022, we were not party to any finance leases.

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance as of March 31, 2022 (in thousands):

2022 (excluding the three months ended March 31, 2022)	$10,618
2023	13,964
2024	13,692
2025	14,098
2026	12,330
Thereafter	81,188
Total undiscounted lease payments	145,890
Less:
Imputed interest rate	(31,087)
Tenant improvement receivables	(1,280)
Total operating lease liabilities	113,523
Less: Current portion	(8,545)
Operating lease liabilities, less current portion	$104,978

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Cash paid for amounts included in the measurement of lease liabilities was $3.3 million and cash received for tenant improvement allowances was $4.0 million during the three months ended March 31, 2022. During the three months ended March 31, 2021, cash paid for amounts included in the measurement of lease liabilities was $0.5 million, net of $1.2 million of cash received for tenant improvement allowances.

We previously entered into a $2.1 million letter of credit with one of our financial institutions in connection with one of our leases.
9.	Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of March 31, 2022.

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

As of March 31, 2022, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	15,015,928
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	5,984,738
Shares available for future grant under the 2019 Equity Incentive Plan	14,500,039
Shares available for future grant under the Employee Stock Purchase Plan	2,804,298
Total shares of common stock reserved for future issuance	38,305,003

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

11.	Equity Incentive Plans

2009 Equity Incentive Plan

We adopted an equity incentive plan in 2009 (“2009 Plan”) that provided for the issuance of incentive and nonqualified common stock options and other share-based awards for employees, directors and consultants. Under the 2009 Plan, the exercise price for incentive and nonqualified stock options were not to be less than the fair market value of our common stock at the date of grant. Stock options granted under this plan expire no later than ten years from the grant date and vesting was established at the time of grant. Pursuant to the terms of the 2019 Plan, any shares subject to outstanding stock options originally granted under the 2009 Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to awards granted under the 2019 Plan. While no shares are available for future issuance under the 2009 Plan, it continues to govern outstanding equity awards granted thereunder.

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain stock option and restricted stock unit grants made to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of March 31, 2022, we have 29,213,355 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the three months ended March 31, 2022 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2021	22,299,923
Stock options and restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(9,178,494)
Stock options and restricted stock units forfeited, cancelled or expired	1,378,610
Shares available for grant at March 31, 2022	14,500,039

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the three months ended March 31, 2022 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2021	12,778,984	$19.72
Stock options granted	3,730,851	12.43
Stock options forfeited or cancelled	(795,626)	29.00
Stock options expired	(50,073)	34.73
Stock options exercised	(648,208)	4.22
Stock options outstanding at March 31, 2022	15,015,928	$18.03	$51,641
Stock options vested and exercisable at March 31, 2022	7,387,511	$13.42	$42,129

The weighted-average remaining contractual life for stock options outstanding as of March 31, 2022 was 7.3 years. The weighted-average remaining contractual life for vested and exercisable stock options as of March 31, 2022 was 5.4 years.

Of the $14.2 million of proceeds from the exercise of stock options included on the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2021, $0.3 million related to stock options exercised prior to but settled during the three months ended March 31, 2021. Furthermore, $0.5 million of proceeds from stock options exercised during the three months ended March 31, 2021 were unsettled as of March 31, 2021.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the three months ended March 31, 2022 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2021	1,211,191	$37.41
Restricted stock units granted	4,953,409	12.17
Restricted stock units forfeited or cancelled	(532,911)	17.37
Restricted stock units vested	(141,185)	44.57
Nonvested restricted stock units outstanding at March 31, 2022	5,490,504	$16.40

Market-Based Restricted Stock Units

In addition to the restricted stock units described above, our board of directors approved an award of market-based restricted stock units to our chief executive officer in March 2022. The shares of common stock that may be earned under the award, ranging from zero shares to 494,234 shares, are calculated based upon our total shareholder return during a three-year performance period as measured against that of the group of companies comprising the S&P Biotechnology Select Industry Index as of the grant date, subject to certain adjustments to such index group. Except as expressly provided in the terms of the award agreement, vesting is subject to our chief executive officer's continuous service through the end of the three-year performance period.

Grant Date Fair Value of Stock Options, Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the three months ended March 31, 2022 and 2021 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2022	2021
Fair value of common stock	$12.14 - $14.95	$43.68 - $66.50
Expected term (in years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	1.7% - 2.5%	0.5% - 1.1%
Expected volatility	68.2% - 69.8%	67.1% - 68.4%
Expected dividend yield	—	—

The determination of the grant date fair value of stock options granted using a Black-Scholes option-pricing model is affected by the fair value of our common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require significant judgment to determine. The valuation assumptions were determined as follows:

Fair value of common stock—The fair value of each share of common stock is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market.

Expected term—The expected term of stock options granted to employees and non-employee directors is determined using the “simplified” method, as illustrated in ASC Topic 718, Compensation—Stock Compensation, as we do not have sufficient exercise history to determine a better estimate of expected term. Under this approach, the expected term is based on the midpoint between the vesting date and the end of the contractual term of the stock option.

Risk-free interest rate—We utilize a risk-free interest rate in the option valuation model based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms of the stock options.

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

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2022 and 2021 was $7.81 and $27.67, respectively.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2022 and 2021 was $12.17 and $44.10, respectively.

The grant date fair value of the market-based restricted stock units granted in March 2022 is $18.89 and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the performance period. The related share-based compensation expense of $4.7 million is recognized on a straight-line basis over the three-year performance period, which is also the requisite service period. Attainment of the market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense will be reversed only if our chief executive officer does not provide continuous service through the performance period for reasons other than those expressly provided in the terms of the award.

The compensation cost related to stock options, restricted stock units and market-based restricted stock units for the three months ended March 31, 2022 and 2021 are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$795	$328
Research and development	4,345	2,883
Sales and marketing	3,229	2,495
General and administrative	4,492	2,778
Total share-based compensation expense	$12,861	$8,484

As of March 31, 2022, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$102,285	3.02
Nonvested restricted stock units	85,458	3.63
Nonvested market-based restricted stock units	4,553	2.93

12.	Restructuring

In March 2022, we began implementing a restructuring plan to reduce operating costs and drive future growth aligned with the strategic reorganization of our business around our MRD and Immune Medicine market opportunities. Under this restructuring plan, we reduced our workforce by approximately 100 employees.

We estimate that we will incur aggregate restructuring costs of approximately $2.0 million, all of which has been recognized in the three months ended March 31, 2022. These costs primarily relate to one-time termination benefits and ongoing benefit arrangements, both of which include severance payments and extended benefits coverage support and are contingent upon the impacted employees’ execution and non-revocation of separation agreements. Our estimated aggregate restructuring costs also include certain contract termination costs.

The activities related to our reduction in workforce were primarily completed in March 2022 and $1.4 million of the $2.0 million aggregate restructuring costs were paid as of March 31, 2022. The remaining $0.6 million in cash payments are expected to be disbursed in the year ended December 31, 2022.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

13.	Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to our common shareholders for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Adaptive Biotechnologies Corporation	$(62,736)	$(40,642)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	141,697,252	138,967,754
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.44)	$(0.29)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to our common shareholders for the three months ended March 31, 2022 and 2021 as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Stock options outstanding	13,255,459	13,516,949
Nonvested restricted stock units	2,587,492	238,583
Maximum nonvested market-based restricted stock units eligible to be earned	153,762	—
Common stock warrant	—	34,757
Total	15,996,713	13,790,289

Adaptive Biotechnologies Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes and the other financial information appearing elsewhere in this report, as well as the other financial information we file with the SEC from time to time. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties relating to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.

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

Leveraging our collaboration with Microsoft, we are creating the TCR-Antigen Map. We are using this map to develop research solutions by disease, called immunoSEQ T-MAP, and a diagnostic product for many diseases from a single blood test, called T-Detect.

Regarding our specific products and pipeline, T-Detect COVID, for which we have received Emergency Use Authorization, is designed to confirm past SARS-CoV-2 infection, the virus that causes COVID-19. It is the first indication for the T-Detect product line. We expect to launch a second indication, T-Detect Lyme, during this year’s Lyme season. In addition, we have confirmed signals in Crohn’s disease, celiac disease and multiple sclerosis, and we have identified signals in ulcerative colitis and rheumatoid arthritis. In the future, we intend to sell other diagnostic products and services, including other indications for T-Detect.

Our therapeutic product candidates, being developed under the Genentech Agreement, leverage our platform to identify specific receptors on immune cells to develop into cellular therapies in oncology. We also extended our platform to identify highly potent neutralizing antibodies against SARS-CoV-2 and we believe this differentiated approach may be leveraged across multiple disease states.

Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration for the detection and monitoring of MRD in patients with multiple myeloma, B cell acute lymphoblastic leukemia and chronic lymphocytic leukemia, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers. We disclose our clonoSEQ test volume, which now includes the number of clonoSEQ reports and results we have provided to ordering physicians in the United States and international technology transfer sites. These volumes do not include sample results from our biopharmaceutical customers or academic institutions utilizing our MRD services.

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

Adaptive Biotechnologies Corporation

We are actively pursuing opportunities to deepen our relationships with current customers and initiate relationships with new customers. We have an experienced, specialty salesforce that is targeting department heads, laboratory directors, principal investigators, core facility directors, clinicians, payors, research scientists and pathologists at leading academic and research institutions, biopharmaceutical companies and contract research organizations. As MRD assessment becomes standard practice for patient management across a range of blood cancers, we believe it will be essential for clinicians and patients to have access to a highly accurate, sensitive and standardized MRD assessment tool. We are focused on establishing and maintaining collaborative relationships with payors, developing health economic evidence and building billing and patient access infrastructure to expand reimbursement coverage for our clinical diagnostics. We continue to seek expanded coverage of our clonoSEQ diagnostic test and have successfully expanded coverage through contractual agreements or positive medical policies with Medicare and several of the largest national private health insurers in the United States.

We recognized revenue of $38.6 million and $38.4 million for the three months ended March 31, 2022 and 2021, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $62.7 million and $40.6 million for the three months ended March 31, 2022 and 2021, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, revenue. As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $500.7 million and $570.2 million, respectively.

Reduction in Workforce

In March 2022, we began implementing a restructuring plan to reduce operating costs and drive future growth aligned with the strategic reorganization of our business around our MRD and Immune Medicine market opportunities. Under this restructuring plan, we reduced our workforce by approximately 100 employees.

We estimate that we will incur aggregate restructuring costs of approximately $2.0 million, all of which has been recognized in the three months ended March 31, 2022. These costs primarily relate to one-time termination benefits and ongoing benefit arrangements, both of which include severance payments and extended benefits coverage support and are contingent upon the impacted employees’ execution and non-revocation of separation agreements. Our estimated aggregate restructuring costs also include certain contract termination costs.

The activities related to our reduction in workforce were primarily completed in March 2022 and $1.4 million of the $2.0 million aggregate restructuring costs were paid as of March 31, 2022. The remaining $0.6 million in cash payments are expected to be disbursed in the year ended December 31, 2022.

Revenue Reclassification and clonoSEQ Test Volume

We previously disclosed revenue bifurcated into sequencing and development financial statement captions and now present total revenue on the unaudited condensed consolidated statements of operations included elsewhere in this report. We disaggregate revenue under our Immune Medicine and MRD market opportunities in Note 3 of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report.

The following table presents the amount of sequencing revenue and development revenue recognized under our Immune Medicine and MRD market opportunities for the periods presented (in thousands):

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Immune Medicine revenue
Sequencing revenue	$6,860	$8,170	$5,404	$4,048
Development revenue	14,514	15,445	17,635	16,057
Total Immune Medicine revenue	21,374	23,615	23,039	20,105
MRD revenue
Sequencing revenue	16,201	13,936	13,151	11,126
Development revenue	355	1,916	2,315	7,211
Total MRD revenue	16,556	15,852	15,466	18,337
Total revenue	$37,930	$39,467	$38,505	$38,442

Adaptive Biotechnologies Corporation

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Immune Medicine revenue
Sequencing revenue	$3,310	$3,691	$2,036	$3,170
Development revenue	17,155	12,438	12,856	11,077
Total Immune Medicine revenue	20,465	16,129	14,892	14,247
MRD revenue
Sequencing revenue	9,399	7,585	5,949	6,299
Development revenue	321	2,585	147	364
Total MRD revenue	9,720	10,170	6,096	6,663
Total revenue	$30,185	$26,299	$20,988	$20,910

We also previously disclosed the number of clonoSEQ reports provided to ordering physicians in the United States, referred to as “clinical sequencing volume” or “clinical sequencing volume, excluding T-Detect COVID volume” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of certain of our SEC filings. We now present the number of clonoSEQ reports and results we have provided to ordering physicians in the United States and international technology transfer sites, collectively referred to as “clonoSEQ test volume.” Our clonoSEQ test volume does not include sample results from our biopharmaceutical customers or academic institutions utilizing our MRD services.

The following table presents our clonoSEQ test volume for the periods presented:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Clinical sequencing volume, excluding T-Detect COVID volume	6,356	5,928	5,475	4,757
clonoSEQ reports or results provided to international technology transfer sites	494	413	422	543
clonoSEQ test volume	6,850	6,341	5,897	5,300

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Clinical sequencing volume	4,509	4,023	3,136	3,518
clonoSEQ reports or results provided to international technology transfer sites	704	375	310	238
clonoSEQ test volume	5,213	4,398	3,446	3,756

Components of Results of Operations

Revenue

We derive revenue by providing diagnostic and research services in our Immune Medicine and MRD market opportunities. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, immunoSEQ, to biopharmaceutical customers and academic institutions; (2) providing our T-Detect COVID tests to clinical customers; and (3) our collaboration agreements with Genentech and other biopharmaceutical customers in areas of drug and target discovery. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers.

For our research customers, which include biopharmaceutical customers and academic institutions for both our immunoSEQ and MRD services, delivery of the respective test results may include some level of professional support and analysis. Terms with biopharmaceutical customers generally include non-refundable upfront payments, which we record as deferred revenue. For all research customers, we recognize revenue as we deliver sequencing results. From time to time, we offer discounts in order to gain rights and access to certain datasets. Revenue is recognized net of these discounts and costs associated with these services are reflected in cost of revenue. In periods where our sample estimates are reduced or a customer project is cancelled and, in either case, we have remaining related deferred revenue, we recognize revenue using a cumulative catch-up approach based on the proportion of samples delivered to date relative to the remaining samples expected to be delivered. Certain of our MRD revenue arrangements with biopharmaceutical customers include consideration in the form of regulatory milestones upon regulatory approval of the respective biopharmaceutical partners therapeutics. Such revenue is constrained from recognition until it becomes probable that such milestone will be achieved.

Adaptive Biotechnologies Corporation

Under certain agreements with our biopharmaceutical customers who seek access to our platform to support their therapeutic development activities, revenues are generated from research and development support services that we provide. These agreements may include substantial non-refundable upfront payments, which we recognize over time as we perform the respective services. Revenue recognized from these activities relate primarily to our Genentech Agreement.

For our clinical customers, we primarily derive revenue from providing our clonoSEQ report to ordering physicians. We bill medical institutions and commercial and government payors based on reports delivered to ordering physicians. Amounts paid for clonoSEQ by medical institutions and commercial and government payors vary based on respective reimbursement rates and patient responsibilities, which may differ from our targeted list price. We recognize clinical revenue by evaluating customer payment history, contracted reimbursement rates, if applicable, and other adjustments to estimate the amount of revenue that is collectible.

For our clonoSEQ coverage under Medicare, we bill an episode of treatment when we deliver the first eligible test report. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue recognition commences at the time the initial billable test report is delivered and is based upon cumulative tests delivered to date. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and recognized either as we deliver our estimate of the remaining tests in a patient’s treatment cycle or when the likelihood becomes remote that a patient will receive additional testing.

We expect revenue to increase over the long term, particularly as the mix of revenue migrates to clinical diagnostics and drug discovery. The pace by which this mix migrates will be determined by the level of customer adoption and frequency of use of our products and services. Our revenue may fluctuate from period to period due to the uncertain nature of delivery of our products and services, the achievement of milestones by our customers, timing of expenses incurred, changes in estimates of total anticipated costs related to our Genentech Agreement and other events not within our control, such as the delivery of customer samples or customer decisions to no longer pursue their development initiatives.

Due to the ongoing uncertainties related to the COVID-19 pandemic, we may experience variability in revenue in the near term as our customers’ abilities to procure samples for their research initiatives change, as customer initiatives evolve and as clinical testing is impacted by the pandemic.

Cost of Revenue

Cost of revenue includes the cost of materials, personnel-related expenses (including salaries, benefits and share-based compensation), shipping and handling expenses, equipment costs and allocated facility costs associated with processing samples and professional support for our service revenue activities. Allocated facility costs include depreciation of laboratory equipment, as well as allocated facility occupancy and information technology costs. Costs associated with processing samples are recorded as expense, regardless of the timing of revenue recognition. As such, cost of revenue and related volume does not always trend in the same direction as revenue recognition and related volume. Additionally, costs to support our Genentech Agreement are a component of our research and development expenses.

We expect cost of revenue to increase in absolute dollars as we grow our sample testing volume and make investments in laboratory automation and facilities, but the cost per sample to decrease over the long term due to the efficiencies we may gain as assay volume increases from improved utilization of our laboratory capacity, automation and other value engineering initiatives. If our sample volume throughput is reduced as a result of the COVID-19 pandemic or otherwise, cost of revenue as a percentage of total revenue may be adversely impacted due to fixed overhead costs.

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

A component of our research and development expenses are costs supporting clinical and analytical validations to obtain regulatory approval for future clinical products and services. Additionally, the costs to support our Genentech Agreement are a component of our research and development expenses. Some of these activities have generated and may in the future generate Immune Medicine collaboration revenue.

Adaptive Biotechnologies Corporation

We expect research and development expenses to experience moderate increases in the short term. However, we expect research and development expenses to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts.

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

We expect our sales and marketing expenses to experience moderate increases in the short term. In the long term, we expect sales and marketing expenses to increase in absolute dollars as we expand our commercial sales, marketing and business development teams and increase marketing activities to drive awareness and adoption of our products and services. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term, subject to fluctuations from period to period due to the timing and magnitude of these expenses.

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

We expect our general and administrative expenses to experience moderate decreases in the short term driven by reduced headcount. In the long term, we expect these expenses to decrease as a percentage of revenue as revenue increases.

Adaptive Biotechnologies Corporation

Statements of Operations Data

The following table sets forth our statements of operations data for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Revenue	$38,620	$38,442
Operating expenses
Cost of revenue	13,192	9,991
Research and development	37,839	33,772
Sales and marketing	26,093	20,604
General and administrative	24,144	14,936
Amortization of intangible assets	419	419
Total operating expenses	101,687	79,722
Loss from operations	(63,067)	(41,280)
Interest and other income, net	271	638
Net loss	(62,796)	(40,642)
Add: Net loss attributable to noncontrolling interest	60	—
Net loss attributable to Adaptive Biotechnologies Corporation	$(62,736)	$(40,642)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.44)	$(0.29)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	141,697,252	138,967,754

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Immune Medicine revenue
Service revenue	$7,113	$4,048	$3,065	76%
Collaboration revenue	13,703	16,057	(2,354)	(15)
Total Immune Medicine revenue	20,816	20,105	711	4	54%	52%
MRD revenue
Service revenue	14,804	11,337	3,467	31
Regulatory milestone revenue	3,000	7,000	(4,000)	(57)
Total MRD revenue	17,804	18,337	(533)	(3)	46%	48%
Total revenue	$38,620	$38,442	$178	*	100%	100%
* Less than 0%

The $0.7 million increase in Immune Medicine revenue was primarily due to a $3.4 million increase in revenue generated from our biopharmaceutical and academic customers and a $0.6 million increase in revenue generated from our T-Detect COVID clinical customers, which were partially offset by a $3.3 million decrease in revenue generated from the Genentech Agreement due to reduced collaboration expenses.

The $0.5 million decrease in MRD revenue was primarily due to a $4.0 million decrease in revenue recognized upon the achievement of certain regulatory milestones by our biopharmaceutical customers' therapeutics and a $0.3 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials, which were partially offset by a $3.6 million increase in revenue generated from providing our clonoSEQ report to clinical customers. Our clonoSEQ test volume increased by 45% to 7,698 tests delivered in the three months ended March 31, 2022 from 5,300 tests delivered in the three months ended March 31, 2021.

Adaptive Biotechnologies Corporation

Cost of Revenue

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Cost of revenue	$13,192	$9,991	$3,201	32%	34%	26%

The $3.2 million increase in cost of revenue was primarily attributable to a $1.7 million increase in materials costs resulting from increased revenue sample volume and a $1.2 million increase in labor, overhead and facility costs. Additionally, there was a $0.2 million increase in certain sample collection costs and a $0.2 million increase in shipping costs. These increases were partially offset by a $0.4 million decrease in cost of materials related to mix to lower cost assays.

Research and Development

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Research and development	$37,839	$33,772	$4,067	12%	98%	88%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Research and development materials and allocated production laboratory expenses	$12,155	$12,767	$(612)
Personnel expenses	18,638	14,675	3,963
Allocable facilities and information technology expenses	1,865	1,526	339
Software and cloud services expenses	641	834	(193)
Depreciation and other expenses	4,540	3,970	570
Total	$37,839	$33,772	$4,067

The $4.1 million increase in research and development expenses was primarily attributable to a $4.0 million increase in personnel costs, of which $0.7 million related to our restructuring activities. The $0.6 million increase in depreciation expense was offset by a $0.6 million decrease in cost of materials and allocated production laboratory expenses driven primarily by decreased investments in drug discovery and clonoSEQ efforts, which were partially offset by increases in T-Detect and TCR-Antigen Map development activities.

Sales and Marketing

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Sales and marketing	$26,093	$20,604	$5,489	27%	68%	54%

The $5.5 million increase in sales and marketing expenses was primarily attributable to $5.5 million in additional personnel costs, of which $0.9 million related to our restructuring activities, as well as a $0.4 million increase in travel and customer event related expenses. These increases were partially offset by a $0.7 million decrease in marketing expenses driven primarily by reduced corporate marketing efforts.

Adaptive Biotechnologies Corporation

General and Administrative

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
General and administrative	$24,144	$14,936	$9,208	62%	63%	39%

The $9.2 million increase in general and administrative expenses was primarily attributable to a $4.2 million increase in building, facility and depreciation related expenses, as well as a $2.7 million increase in personnel costs, a $1.3 million increase in consultant costs and a $0.7 million increase in computer and software expenses.

Interest and Other Income, Net

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Interest and other income, net	$271	$638	$(367)	(58)%

The $0.4 million decrease in interest and other income, net was attributable to a decrease in net interest income and investment amortization resulting from reductions in interest rates and related yields of a smaller portfolio.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through March 31, 2022, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of March 31, 2022, we had an accumulated deficit of $781.6 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, revenue. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $500.7 million.

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

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our commercial and marketing activities associated with our clinical products and services, continued research and development initiatives for our pipeline candidates and drug discovery initiatives and ongoing investments in our immune medicine platform. We also expect to make capital expenditures in the near term related to our laboratory space and expect to continue investing in laboratory equipment and operations to support our anticipated growth. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government debt securities and corporate bonds.

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022. See Note 8 of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information regarding our contractual obligations relating to lease agreements.

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

Adaptive Biotechnologies Corporation

Cash Flows

The following table summarizes our uses and sources of cash for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(64,453)	$(58,245)
Net cash provided by investing activities	37,688	93,819
Net cash provided by financing activities	2,749	14,614

Operating Activities

Cash used in operating activities during the three months ended March 31, 2022 was $64.5 million, which was primarily attributable to a net loss of $62.8 million and a net change in operating assets and liabilities of $22.2 million, partially offset by noncash share-based compensation of $12.9 million, noncash depreciation and amortization of $5.9 million and noncash lease expense of $1.8 million. The net change in operating assets and liabilities was primarily driven by a $10.8 million reduction in deferred revenue related primarily to revenue recognized from the Genentech Agreement, a $7.5 million reduction in accounts payable and accrued liabilities driven largely by the payout of our corporate bonus during the three months ended March 31, 2022, a $5.1 million increase in accounts receivable, net, which includes the $3.0 million regulatory milestone recognized during the three months ended March 31, 2022, and a $1.7 million increase in inventory. These changes were partially offset by a $2.0 million increase in operating lease right-of-use assets and liabilities and reductions in prepaid expenses and other assets of $1.0 million.

Cash used in operating activities during the three months ended March 31, 2021 was $58.2 million, which was primarily attributable to a net loss of $40.6 million and a net change in our operating assets and liabilities of $32.6 million, partially offset by noncash share-based compensation of $8.5 million, noncash depreciation and amortization of $4.8 million and noncash lease expense of $1.7 million. The net change in our operating assets and liabilities was primarily due to a $14.2 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, an increase in accounts receivable, net of $9.7 million due primarily to $7.0 million in MRD milestones earned, a reduction in accounts payable and accrued liabilities of $7.3 million largely related to the payout of our annual corporate bonus payments and an increase in inventory of $3.4 million, all of which were partially offset by reductions in prepaid expenses and other assets of $1.3 million and an increase in operating lease right-of-use assets and liabilities of $0.8 million.

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2022 was $37.7 million, which was primarily attributable to proceeds from maturities of marketable securities of $101.0 million, partially offset by purchases of marketable securities of $60.2 million and purchases of property and equipment of $3.1 million.

Cash provided by investing activities during the three months ended March 31, 2021 was $93.8 million, which was primarily attributable to proceeds from maturities of marketable securities of $125.0 million, partially offset by purchases of property and equipment of $15.8 million and purchases of marketable securities of $15.3 million.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2022 was $2.7 million, which was attributable to proceeds from the exercise of stock options.

Cash provided by financing activities during the three months ended March 31, 2021 was $14.6 million, which was primarily attributable to proceeds from the exercise of stock options of $14.2 million.

Adaptive Biotechnologies Corporation

Net Operating Loss Carryforwards

Utilization of our net operating loss (“NOL”) carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through December 31, 2020 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the Tax Cuts and Jobs Act of 2017, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2021. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2021.

Critical Accounting Policies and Estimates

We have prepared the unaudited condensed consolidated financial statements in accordance with GAAP. Our preparation of these unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the unaudited condensed consolidated financial statements, as well as revenue and expense recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas, including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, the provision for income taxes, including related reserves, and goodwill, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

While our significant accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022, as well as in Note 2 of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements:

•	revenue recognition; and
•	goodwill.

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and marketable securities. As of March 31, 2022, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in this report. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operations, product pipeline, operating results, financial condition or liquidity, and consequently, the value of our securities. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects.

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Adaptive Biotechnologies Corporation

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report
3.1	Amended and Restated Articles of Incorporation	8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws	8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019	S-1	333-231838	4.1	5/30/2019
10.1*	Form of Performance Units Agreement and Notice of Grant of Performance Units					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)					X

*	Management contract or compensation plan or arrangement.

Adaptive Biotechnologies Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adaptive Biotechnologies Corporation

Date: May 4, 2022	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Kyle Piskel
Kyle Piskel
Interim Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)