Form 10-Q
period 2022-06-30
Adaptive Biotechnologies Corp
filed 2022-08-03
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 142,872,988 shares of common stock, $0.0001 par value per share, outstanding.

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

•

our ability to develop a map of the interaction between the immune system and disease (“TCR-Antigen Map”) and yield insights from it that are commercially viable, including with respect to the T-Detect product line; and

•

our expected reliance on collaborators and other third parties for development, clinical testing and regulatory approval of current products in new indications and potential product candidates, which may fail at any time due to a number of possible unforeseen events.

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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$76,412	$139,065
Short-term marketable securities (amortized cost of $310,999 and $214,115, respectively)	307,326	213,996
Accounts receivable, net	23,712	17,409
Inventory	18,778	19,263
Prepaid expenses and other current assets	12,347	13,015
Total current assets	438,575	402,748
Long-term assets
Property and equipment, net	86,852	85,262
Operating lease right-of-use assets	84,398	87,678
Long-term marketable securities (amortized cost of $69,055 and $218,163, respectively)	66,928	217,145
Restricted cash	2,446	2,138
Intangible assets, net	7,684	8,526
Goodwill	118,972	118,972
Other assets	778	875
Total assets	$806,633	$923,344
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$2,720	$3,307
Accrued liabilities	9,447	9,343
Accrued compensation and benefits	9,772	15,642
Current portion of operating lease liabilities	8,615	5,055
Current portion of deferred revenue	80,914	80,460
Total current liabilities	111,468	113,807
Long-term liabilities
Operating lease liabilities, less current portion	102,727	106,685
Deferred revenue, less current portion	74,122	98,750
Total liabilities	288,317	319,242
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at June 30, 2022 and December 31, 2021; 142,784,868 and 141,393,865 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	1,357,763	1,324,006
Accumulated other comprehensive loss	(5,800)	(1,137)
Accumulated deficit	(833,673)	(718,891)
Total Adaptive Biotechnologies Corporation shareholders’ equity	518,304	603,992
Noncontrolling interest	12	110
Total shareholders’ equity	518,316	604,102
Total liabilities and shareholders’ equity	$806,633	$923,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$43,660	$38,505	$82,280	$76,947
Operating expenses
Cost of revenue	13,221	10,765	26,413	20,756
Research and development	37,037	37,800	74,876	71,572
Sales and marketing	24,281	23,216	50,374	43,820
General and administrative	21,200	16,066	45,344	31,002
Amortization of intangible assets	423	423	842	842
Total operating expenses	96,162	88,270	197,849	167,992
Loss from operations	(52,502)	(49,765)	(115,569)	(91,045)
Interest and other income, net	418	464	689	1,102
Net loss	(52,084)	(49,301)	(114,880)	(89,943)
Add: Net loss attributable to noncontrolling interest	38	—	98	—
Net loss attributable to Adaptive Biotechnologies Corporation	$(52,046)	$(49,301)	$(114,782)	$(89,943)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.37)	$(0.35)	$(0.81)	$(0.64)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	142,363,589	140,359,317	142,032,261	139,667,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(52,084)	$(49,301)	$(114,880)	$(89,943)
Other comprehensive loss
Change in unrealized gains and losses on investments	(1,017)	(415)	(4,663)	(677)
Comprehensive loss	(53,101)	(49,716)	(119,543)	(90,620)
Add: Comprehensive loss attributable to noncontrolling interest	38	—	98	—
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(53,063)	$(49,716)	$(119,445)	$(90,620)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Deficit	Interest	Shareholders’ Equity
Balance at March 31, 2021	139,884,698	$14	$1,277,197	$631	$(552,254)	$129	$725,717
Issuance of common stock for cash upon exercise of stock options	766,557	—	6,060	—	—	—	6,060
Vesting of restricted stock units	12,500	—	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	11,249	—	—	—	11,249
Other comprehensive loss	—	—	—	(415)	—	—	(415)
Net loss	—	—	—	—	(49,301)	—	(49,301)
Balance at June 30, 2021	140,663,755	$14	$1,294,506	$216	$(601,555)	$129	$693,310

Balance at March 31, 2022	142,183,258	$14	$1,339,601	$(4,783)	$(781,627)	$50	$553,255
Issuance of common stock for cash upon exercise of stock options	581,881	—	3,982	—	—	—	3,982
Vesting of restricted stock units	19,729	—	—	—	—	—	—
Common stock option, restricted stock unit and market-based restricted stock unit share-based compensation	—	—	14,180	—	—	—	14,180
Other comprehensive loss	—	—	—	(1,017)	—	—	(1,017)
Net loss	—	—	—	—	(52,046)	(38)	(52,084)
Balance at June 30, 2022	142,784,868	$14	$1,357,763	$(5,800)	$(833,673)	$12	$518,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2020	137,646,896	$14	$1,253,971	$893	$(511,612)	$—	$743,266
Issuance of common stock upon exercise of common stock warrant	54,162	—	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options	2,950,197	—	20,502	—	—	—	20,502
Vesting of restricted stock units	12,500	—	—	—	—	—	—
Common stock option and restricted stock unit share-based compensation	—	—	19,733	—	—	—	19,733
Capital contributions for Digital Biotechnologies, Inc.	—	—	300	—	—	129	429
Other comprehensive loss	—	—	—	(677)	—	—	(677)
Net loss	—	—	—	—	(89,943)	—	(89,943)
Balance at June 30, 2021	140,663,755	$14	$1,294,506	$216	$(601,555)	$129	$693,310

Balance at December 31, 2021	141,393,865	$14	$1,324,006	$(1,137)	$(718,891)	$110	$604,102
Issuance of common stock for cash upon exercise of stock options	1,230,089	—	6,716	—	—	—	6,716
Vesting of restricted stock units	160,914	—	—	—	—	—	—
Common stock option, restricted stock unit and market-based restricted stock unit share-based compensation	—	—	27,041	—	—	—	27,041
Other comprehensive loss	—	—	—	(4,663)	—	—	(4,663)
Net loss	—	—	—	—	(114,782)	(98)	(114,880)
Balance at June 30, 2022	142,784,868	$14	$1,357,763	$(5,800)	$(833,673)	$12	$518,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(114,880)	$(89,943)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	9,409	4,734
Noncash lease expense	3,597	3,489
Share-based compensation expense	27,041	19,733
Intangible assets amortization	842	842
Investment amortization	1,414	4,174
Research and development inventory reserve	2,769	—
Other	(19)	(7)
Changes in operating assets and liabilities
Accounts receivable, net	(6,303)	(4,127)
Inventory	(2,284)	(4,549)
Prepaid expenses and other current assets	644	1,995
Accounts payable and accrued liabilities	(8,956)	(2,476)
Operating lease right-of-use assets and liabilities	(715)	4,539
Deferred revenue	(24,174)	(33,742)
Other	97	(120)
Net cash used in operating activities	(111,518)	(95,458)
Investing activities
Purchases of property and equipment	(8,375)	(37,882)
Purchases of marketable securities	(85,191)	(96,352)
Proceeds from maturities of marketable securities	136,000	269,500
Net cash provided by investing activities	42,434	135,266
Financing activities
Proceeds from exercise of stock options	6,739	20,513
Proceeds from initial capital contributions for Digital Biotechnologies, Inc.	—	429
Net cash provided by financing activities	6,739	20,942
Net (decrease) increase in cash, cash equivalents and restricted cash	(62,345)	60,750
Cash, cash equivalents and restricted cash at beginning of year	141,203	125,574
Cash, cash equivalents and restricted cash at end of period	$78,858	$186,324
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$3,286	$7,067

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

Reclassification

We previously disclosed revenue bifurcated into sequencing and development financial statement captions. Beginning with the reporting period ended March 31, 2022, we changed how we classify revenue and now present total revenue on the unaudited condensed consolidated statements of operations. See Note 3, Revenue for additional disaggregation of revenue under our Immune Medicine and MRD market opportunities.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restricted Cash

We had a restricted cash balance of $2.4 million and $2.1 million as of June 30, 2022 and December 31, 2021, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our property and facility leases.

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

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer B	12.3%	*%	14.9%	*%	23.6%	11.3%
Genentech and Roche Group	34.8	46.0	34.3	44.1	*	*
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

The contract transaction price for agreements we enter into with biopharmaceutical customers to further develop and commercialize their therapeutics may consist of a combination of non-refundable upfront fees, separately priced MRD testing fees and milestone fees earned upon our customers’ achievement of certain regulatory approvals. Depending on the contract, these agreements include single or multiple performance obligations. Such performance obligations include providing services to support our customers’ therapeutic development efforts, including regulatory support for our technology intended to be utilized as part of our customers’ registrational trials, developing analytical plans for our data, participating on joint research committees and assisting in completing a regulatory submission and providing MRD testing services related to customer-provided samples for their regulatory submissions. Generally, the support services, excluding MRD testing services, are not distinct within the context of the contract and thus are accounted for as a single performance obligation. The transaction price allocated to the respective performance obligations is estimated using an adjusted market assessment approach for the regulatory support services and a standalone selling price for the estimated MRD testing services. At contract inception, we fully constrain any consideration related to regulatory milestones, as the achievement of such milestones is subject to third-party regulatory approval and the customers’ own submission decision-making. When MRD sample testing services are separately priced customer options, we assess if a material right exists and, if not, the customer option to purchase additional MRD sample testing services is not considered part of the contract. We recognize revenue related to MRD testing services over time using an output method based on the proportion of sample results delivered relative to the total amount of sample results expected to be delivered, when expected to be a faithful depiction of progress. We use the same method to recognize the regulatory support services. When an output method based on the proportion of sample results delivered is not expected to be a faithful depiction of progress, we utilize an input method using a cost-based model based on estimates of effort completed. Selecting the measure of progress and estimating progress to date requires significant judgment. Except for any non-refundable upfront fees, the other forms of compensation represent variable consideration. Variable consideration related to regulatory milestones is estimated using the most likely amount method, where variable consideration is constrained until it is probable that a significant reversal of cumulative revenue recognized will not occur. Milestone payments for regulatory approvals, which are not within our customers’ control, are not considered probable of being achieved until those approvals are received. Determining whether regulatory milestone payments are probable is an area that requires significant judgment. In making this assessment, we evaluate scientific, clinical, regulatory and other risks, as well as the level of effort and investment required to achieve the respective milestone.

Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

We calculate basic net loss per share attributable to our common shareholders by dividing net loss attributable to us by our weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to our common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, outstanding common stock warrants, outstanding stock options, nonvested restricted stock units and the maximum nonvested market-based restricted stock units eligible to be earned are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to our common shareholders, as their effect is anti-dilutive.

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

We disaggregate our revenue from contracts with customers by market opportunity and type of arrangement, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Immune Medicine revenue
Service revenue	$7,296	$5,405	$14,409	$9,453
Collaboration revenue	15,082	17,634	28,785	33,691
Total Immune Medicine revenue	22,378	23,039	43,194	43,144
MRD revenue
Service revenue	20,282	13,966	35,086	25,303
Regulatory milestone revenue	1,000	1,500	4,000	8,500
Total MRD revenue	21,282	15,466	39,086	33,803
Total revenue	$43,660	$38,505	$82,280	$76,947

During the three months ended June 30, 2022, we recognized $1.4 million in revenue related to changes in estimates of total samples to be provided under certain of our agreements and Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, all of which was recognized as MRD service revenue. During the three months ended June 30, 2021, we recognized $3.1 million in revenue related to changes in estimates of total samples to be provided under certain of our agreements, Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and cancelled customer contracts, all of which was recognized as MRD service revenue.

During the six months ended June 30, 2022, we recognized $2.8 million in revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, changes in estimates of total samples to be provided under certain of our agreements and cancelled customer contracts, $0.2 million of which was recognized as Immune Medicine service revenue and $2.6 million of which was recognized as MRD service revenue. During the six months ended June 30, 2021, we recognized $4.1 million in revenue related to changes in estimates of total samples to be provided under certain of our agreements, Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and cancelled customer contracts, $0.1 million of which was recognized as Immune Medicine service revenue and $4.0 million of which was recognized as MRD service revenue.

As of June 30, 2022, we could receive up to an additional $355.5 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of June 30, 2022. We excluded the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

As there are potential substantive developments necessary, which Genentech may be able to direct, we determined that we would apply a proportional performance model to recognize revenue for our performance obligation. We measure proportional performance using an input method based on costs incurred relative to the total estimated costs of research and development efforts to pursue both the Shared Products and Personalized Product pathways. When any of the potential regulatory and development milestones are no longer fully constrained and are included in the transaction price, such amounts will be recognized using the cumulative catch-up method based on proportional performance at such time. We currently expect to recognize the revenue over a period of approximately seven to eight years from the effective date. This estimate of the research and development period considers pursuit options of development activities supporting both the Shared Products and the Personalized Product, but may be reduced or increased based on the various activities as directed by the joint committees, decisions made by Genentech, regulatory feedback or other factors not currently known.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

We recognized $13.8 million and $17.2 million in Immune Medicine collaboration revenue during the three months ended June 30, 2022 and 2021, respectively, and $26.0 million and $32.8 million in Immune Medicine collaboration revenue during the six months ended June 30, 2022 and 2021, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.
4.	Deferred Revenue

Deferred revenue from our Genentech Agreement represents $53.9 million and $70.1 million of the current and non-current deferred revenue balances, respectively, as of June 30, 2022 and $56.1 million and $94.0 million of the current and non-current deferred revenue balances, respectively, as of December 31, 2021. We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately four to five years from June 30, 2022. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on the various research and development activities.

Changes in deferred revenue during the six months ended June 30, 2022 were as follows (in thousands):

Deferred revenue balance at December 31, 2021	$179,210
Additions to deferred revenue during the period	19,379
Revenue recognized during the period	(43,553)
Deferred revenue balance at June 30, 2022	$155,036

As of June 30, 2022, $34.5 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2021.
5.	Fair Value Measurements

The following tables set forth the fair value of financial assets as of June 30, 2022 and December 31, 2021 that were measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$70,358	$—	$—	$70,358
U.S. government debt securities	—	334,857	—	334,857
Corporate bonds	—	39,397	—	39,397
Total financial assets	$70,358	$374,254	$—	$444,612

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$131,946	$—	$—	$131,946
U.S. government debt securities	—	391,145	—	391,145
Corporate bonds	—	39,996	—	39,996
Total financial assets	$131,946	$431,141	$—	$563,087

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

6.	Investments

Available-for-sale investments consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$271,337	$—	$(3,408)	$267,929
Corporate bonds	39,662	—	(265)	39,397
Total short-term marketable securities	$310,999	$—	$(3,673)	$307,326
Long-term marketable securities
U.S. government debt securities	$69,055	$—	$(2,127)	$66,928
Total long-term marketable securities	$69,055	$—	$(2,127)	$66,928

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$186,752	$4	$(109)	$186,647
Corporate bonds	27,363	—	(14)	27,349
Total short-term marketable securities	$214,115	$4	$(123)	$213,996
Long-term marketable securities
U.S. government debt securities	$205,472	$—	$(974)	$204,498
Corporate bonds	12,691	—	(44)	12,647
Total long-term marketable securities	$218,163	$—	$(1,018)	$217,145

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $0.8 million and $1.4 million is presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of June 30, 2022 and on the condensed consolidated balance sheet as of December 31, 2021, respectively.

The following table presents the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of June 30, 2022 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt securities	$334,857	$(5,535)	$—	$—
Corporate bonds	39,397	(265)	—	—
Total available-for-sale securities	$374,254	$(5,800)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of June 30, 2022, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of June 30, 2022 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

7.	Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(12,464)	$7,536
Purchased intellectual property	325	(177)	148
Balance at June 30, 2022	$20,325	$(12,641)	$7,684

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(11,638)	$8,362
Purchased intellectual property	325	(161)	164
Balance at December 31, 2021	$20,325	$(11,799)	$8,526

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. in 2015. The remaining balance of the acquired developed technology and the purchased intellectual property is expected to be amortized over the next 4.5 years.

As of June 30, 2022, expected future amortization expense for intangible assets was as follows (in thousands):

2022 (excluding the six months ended June 30, 2022)	$857
2023	1,699
2024	1,703
2025	1,699
2026	1,699
Thereafter	27
Total future amortization expense	$7,684

8.	Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, Bothell, Washington, South San Francisco, California and New York City, New York. As of June 30, 2022, we were not party to any finance leases.

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance as of June 30, 2022 (in thousands):

2022 (excluding the six months ended June 30, 2022)	$7,053
2023	13,964
2024	13,692
2025	14,098
2026	12,330
Thereafter	81,188
Total undiscounted lease payments	142,325
Less:
Imputed interest rate	(29,789)
Tenant improvement receivables	(1,194)
Total operating lease liabilities	111,342
Less: Current portion	(8,615)
Operating lease liabilities, less current portion	$102,727

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the six months ended June 30, 2022, cash paid for amounts included in the measurement of lease liabilities was $3.3 million, net of $4.0 million of cash received for tenant improvement allowances. Cash paid for amounts included in the measurement of lease liabilities was $3.5 million and cash received for tenant improvement allowances was $5.4 million during the six months ended June 30, 2021.

We previously entered into a $2.1 million letter of credit with one of our financial institutions in connection with one of our leases.
9.	Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of June 30, 2022.

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

As of June 30, 2022, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	14,338,119
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	6,044,821
Shares available for future grant under the 2019 Equity Incentive Plan	14,516,155
Shares available for future grant under the Employee Stock Purchase Plan	2,804,298
Total shares of common stock reserved for future issuance	37,703,393

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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain stock option and restricted stock unit grants made to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of June 30, 2022, we had 29,279,180 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the six months ended June 30, 2022 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2021	22,299,923
Stock options and restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(10,460,587)
Stock options and restricted stock units forfeited, cancelled or expired	2,676,819
Shares available for grant at June 30, 2022	14,516,155

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the six months ended June 30, 2022 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2021	12,778,984	$19.72
Stock options granted	4,397,538	11.66
Stock options forfeited or cancelled	(1,240,578)	29.13
Stock options expired	(367,736)	32.41
Stock options exercised	(1,230,089)	5.46
Stock options outstanding at June 30, 2022	14,338,119	$17.33	$9,550
Stock options vested and exercisable at June 30, 2022	6,985,837	$13.90	$8,807

The weighted-average remaining contractual life for stock options outstanding as of June 30, 2022 was 7.4 years. The weighted-average remaining contractual life for vested and exercisable stock options as of June 30, 2022 was 5.7 years.

Of the $20.5 million proceeds from the exercise of stock options included on the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2021, $0.3 million related to options exercised prior to but settled during the six months ended June 30, 2021. As of June 30, 2021, there was $0.2 million in unsettled cash proceeds related to options exercised during the six months ended June 30, 2021.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the six months ended June 30, 2022 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2021	1,211,191	$37.41
Restricted stock units granted	5,568,815	11.66
Restricted stock units forfeited or cancelled	(1,068,505)	16.80
Restricted stock units vested	(160,914)	43.19
Nonvested restricted stock units outstanding at June 30, 2022	5,550,587	$15.38

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

Grant Date Fair Value of Stock Options, Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the six months ended June 30, 2022 and 2021 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2022	2021
Fair value of common stock	$7.30 - $14.95	$34.41 - $66.50
Expected term (in years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	1.7% - 3.0%	0.5% - 1.1%
Expected volatility	68.2% - 71.0%	67.1% - 68.7%
Expected dividend yield	—	—

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

Expected volatility—As we do not have sufficient trading history for our common stock, expected volatility is based on the historical volatility of our publicly traded industry peers utilizing a period of time consistent with our estimate of expected term.

Expected dividend yield—We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option valuation model.

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2022 and 2021 was $7.36 and $26.52, respectively.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2022 and 2021 was $11.66 and $42.93, respectively.

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

The compensation cost related to stock options, restricted stock units and market-based restricted stock units for the three and six months ended June 30, 2022 and 2021, respectively, are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$954	$408	$1,749	$736
Research and development	4,643	3,791	8,988	6,674
Sales and marketing	3,584	3,302	6,813	5,797
General and administrative	4,999	3,748	9,491	6,526
Total share-based compensation expense	$14,180	$11,249	$27,041	$19,733

As of June 30, 2022, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$88,549	2.85
Nonvested restricted stock units	75,935	3.42
Nonvested market-based restricted stock units	4,165	2.68

12.	Restructuring

In March 2022, we began implementing a restructuring plan to reduce operating costs and drive future growth aligned with the strategic reorganization of our business around our MRD and Immune Medicine market opportunities. Under this restructuring plan, we reduced our workforce by approximately 100 employees.

We incurred aggregate restructuring costs of $2.0 million, all of which was recognized in the six months ended June 30, 2022. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support and were contingent upon the impacted employees’ execution and non-revocation of separation agreements. Our aggregate restructuring costs also included certain contract termination costs.

The activities related to our reduction in workforce were primarily completed in March 2022 and the $2.0 million aggregate restructuring costs were paid as of June 30, 2022.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

13.	Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to our common shareholders for the three and six months ended June 30, 2022 and 2021, respectively (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to Adaptive Biotechnologies Corporation	$(52,046)	$(49,301)	$(114,782)	$(89,943)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	142,363,589	140,359,317	142,032,261	139,667,380
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.37)	$(0.35)	$(0.81)	$(0.64)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to our common shareholders for the three and six months ended June 30, 2022 and 2021, respectively, as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options outstanding	14,693,276	13,204,775	13,978,339	13,360,000
Nonvested restricted stock units	5,364,447	676,411	3,983,640	458,707
Maximum nonvested market-based restricted stock units eligible to be earned	494,234	—	324,938	—
Common stock warrant outstanding	—	—	—	17,282
Total	20,551,957	13,881,186	18,286,917	13,835,989

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

Regarding our specific products and pipeline, T-Detect COVID, for which we have received Emergency Use Authorization, is designed to confirm past SARS-CoV-2 infection, the virus that causes COVID-19. It is the first indication for the T-Detect product line. In June 2022, we launched a second indication, T-Detect Lyme, which is designed to help diagnose early Lyme disease. In addition, we have confirmed signals in Crohn’s disease, celiac disease and multiple sclerosis, and we have identified signals in ulcerative colitis and rheumatoid arthritis. In the future, we intend to sell other diagnostic products and services, including other indications for T-Detect.

Our therapeutic product candidates, being developed under the Genentech Agreement, leverage our platform to identify specific receptors on immune cells to develop into cellular therapies in oncology. We also extended our platform to identify highly potent neutralizing antibodies against SARS-CoV-2 and we believe this differentiated approach may be leveraged across multiple disease states.

Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration for the detection and monitoring of MRD in patients with multiple myeloma, B cell acute lymphoblastic leukemia and chronic lymphocytic leukemia, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers. We disclose our clonoSEQ test volume, which includes the number of clonoSEQ reports and results we have provided to ordering physicians in the United States and international technology transfer sites. These volumes do not include sample results from our biopharmaceutical customers or academic institutions utilizing our MRD services.

Historically, we have sold immunoSEQ as a fee-for-service offering. These research offerings have comprised the majority of our revenue to date, although our business is pursuing broader opportunities. As we continue to expand the use of our clonoSEQ diagnostic tests, develop T-Detect and develop and commercialize therapeutic product candidates with our drug discovery collaborator, we expect our mix of revenue to shift to clinical products and services, which we believe will become our largest sources of revenue.

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

We recognized revenue of $43.7 million and $38.5 million for the three months ended June 30, 2022 and 2021, respectively, and $82.3 million and $76.9 million for the six months ended June 30, 2022 and 2021, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $52.0 million and $49.3 million for the three months ended June 30, 2022 and 2021, respectively, and $114.8 million and $89.9 million for the six months ended June 30, 2022 and 2021, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, revenue. As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $450.7 million and $570.2 million, respectively.

Reduction in Workforce

In March 2022, we began implementing a restructuring plan to reduce operating costs and drive future growth aligned with the strategic reorganization of our business around our MRD and Immune Medicine market opportunities. Under this restructuring plan, we reduced our workforce by approximately 100 employees.

We incurred aggregate restructuring costs of $2.0 million, all of which was recognized in the six months ended June 30, 2022. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support and were contingent upon the impacted employees’ execution and non-revocation of separation agreements. Our aggregate restructuring costs also included certain contract termination costs.

The activities related to our reduction in workforce were primarily completed in March 2022 and the $2.0 million aggregate restructuring costs were paid as of June 30, 2022.

Revenue Reclassification and clonoSEQ Test Volume

We previously disclosed revenue bifurcated into sequencing and development financial statement captions. Beginning with the reporting period ended March 31, 2022, we changed how we classify revenue and now present total revenue on the unaudited condensed consolidated statements of operations included elsewhere in this report. We disaggregate revenue under our Immune Medicine and MRD market opportunities in Note 3 of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report.

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

We also previously disclosed the number of clonoSEQ reports provided to ordering physicians in the United States, referred to as “clinical sequencing volume” or “clinical sequencing volume, excluding T-Detect COVID volume” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of certain of our SEC filings. Beginning with the reporting period ended March 31, 2022, we changed our disclosures related to volume metrics and now present the number of clonoSEQ reports and results we have provided to ordering physicians in the United States and international technology transfer sites, collectively referred to as “clonoSEQ test volume.” Our clonoSEQ test volume does not include sample results from our biopharmaceutical customers or academic institutions utilizing our MRD services.

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

Adaptive Biotechnologies Corporation

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

For our research customers, which include biopharmaceutical customers and academic institutions for both our immunoSEQ and MRD services, delivery of the respective test results may include some level of professional support and analysis. Terms with biopharmaceutical customers generally include non-refundable upfront payments, which we record as deferred revenue. For all research customers, we recognize revenue as we deliver sequencing results. From time to time, we offer discounts in order to gain rights and access to certain datasets. Revenue is recognized net of these discounts and costs associated with these services are reflected in cost of revenue. In periods where our sample estimates are reduced or a customer project is cancelled and, in either case, we have remaining related deferred revenue, we recognize revenue using a cumulative catch-up approach based on the proportion of samples delivered to date relative to the remaining samples expected to be delivered. Certain of our MRD revenue arrangements with biopharmaceutical customers include consideration in the form of regulatory milestones upon regulatory approval of the respective biopharmaceutical partners’ therapeutics. Such revenue is constrained from recognition until it becomes probable that such milestone will be achieved.

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

We expect research and development expenses to experience modest increases in the short term. However, we expect research and development expenses to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts.

Sales and Marketing Expenses

Sales and marketing expenses include personnel-related expenses for commercial sales, product and account management, marketing, reimbursement, medical education and business development personnel that support commercialization of our platform products. In addition, these expenses include external costs, such as advertising expenses, customer education and promotional expenses, market analysis expenses, conference fees, travel expenses and allocated facility costs.

We expect our sales and marketing expenses to experience modest increases in the short term. In the long term, we expect sales and marketing expenses to increase in absolute dollars as we increase marketing activities to drive awareness and adoption of our products and services. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term, subject to fluctuations from period to period due to the timing and magnitude of these expenses.

General and Administrative Expenses

General and administrative expenses include personnel-related expenses (including salaries, benefits and share-based compensation) for our personnel in executive, legal, finance and accounting, human resources and other administrative functions, including third-party billing services. In addition, these expenses include insurance costs, external legal costs, accounting and tax service expenses, consulting fees and allocated facility costs.

We expect minimal growth in our general and administrative expenses in the short term. In the long term, we expect these expenses to decrease as a percentage of revenue as revenue increases.

Adaptive Biotechnologies Corporation

Statements of Operations Data

The following table sets forth our statements of operations data for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$43,660	$38,505	$82,280	$76,947
Operating expenses
Cost of revenue	13,221	10,765	26,413	20,756
Research and development	37,037	37,800	74,876	71,572
Sales and marketing	24,281	23,216	50,374	43,820
General and administrative	21,200	16,066	45,344	31,002
Amortization of intangible assets	423	423	842	842
Total operating expenses	96,162	88,270	197,849	167,992
Loss from operations	(52,502)	(49,765)	(115,569)	(91,045)
Interest and other income, net	418	464	689	1,102
Net loss	(52,084)	(49,301)	(114,880)	(89,943)
Add: Net loss attributable to noncontrolling interest	38	—	98	—
Net loss attributable to Adaptive Biotechnologies Corporation	$(52,046)	$(49,301)	$(114,782)	$(89,943)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.37)	$(0.35)	$(0.81)	$(0.64)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	142,363,589	140,359,317	142,032,261	139,667,380

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Immune Medicine revenue
Service revenue	$7,296	$5,405	$1,891	35%
Collaboration revenue	15,082	17,634	(2,552)	(14)
Total Immune Medicine revenue	22,378	23,039	(661)	(3)	51%	60%
MRD revenue
Service revenue	20,282	13,966	6,316	45
Regulatory milestone revenue	1,000	1,500	(500)	(33)
Total MRD revenue	21,282	15,466	5,816	38	49%	40%
Total revenue	$43,660	$38,505	$5,155	13	100%	100%

The $0.7 million decrease in Immune Medicine revenue was primarily due to a $3.4 million decrease in revenue generated from the Genentech Agreement due to reduced collaboration expenses and a $1.0 million decrease in revenue generated from our T-Detect COVID clinical customers, which were partially offset by a $3.7 million increase in revenue generated from our biopharmaceutical and academic customers.

The $5.8 million increase in MRD revenue was primarily due to a $3.8 million increase in revenue generated from providing our clonoSEQ report to clinical customers and a $2.7 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. These increases were partially offset by a $0.5 million decrease in revenue recognized upon the achievement of certain regulatory milestones by our biopharmaceutical customers’ therapeutics and a $0.3 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 53% to 8,998 tests delivered in the three months ended June 30, 2022 from 5,897 tests delivered in the three months ended June 30, 2021.

Adaptive Biotechnologies Corporation

Cost of Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Cost of revenue	$13,221	$10,765	$2,456	23%	30%	28%

The $2.5 million increase in cost of revenue was primarily attributable to a $0.8 million increase in cost of materials related to mix to higher cost assays, a $0.8 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples, a $0.8 million increase in labor, overhead and facility costs and a $0.2 million increase in materials cost resulting from increased revenue sample volume. These increases were partially offset by a $0.2 million decrease in certain sample collection costs.

Research and Development

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Research and development	$37,037	$37,800	$(763)	(2)%	85%	98%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Research and development materials and allocated production laboratory expenses	$13,330	$15,066	$(1,736)
Personnel expenses	16,654	15,248	1,406
Allocable facilities and information technology expenses	2,014	1,664	350
Software and cloud services expenses	762	1,023	(261)
Depreciation and other expenses	4,277	4,799	(522)
Total	$37,037	$37,800	$(763)

The $0.8 million decrease in research and development expenses was primarily attributable to a $1.7 million decrease in cost of materials and allocated production laboratory expenses, partially offset by a $1.4 million increase in personnel costs. The $1.7 million decrease in cost of materials and allocated production laboratory expenses was driven primarily by decreased investments in drug discovery and T-Detect and TCR-Antigen Map development activities, partially offset by a $2.8 million inventory reserve charge recognized in the three months ended June 30, 2022. There was also a $0.5 million decrease in depreciation and other expenses, driven primarily by a $1.0 million decrease in collaboration and medical advisory costs, which was partially offset by a $0.5 million increase in depreciation expense.

Sales and Marketing

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Sales and marketing	$24,281	$23,216	$1,065	5%	56%	60%

The $1.1 million increase in sales and marketing expenses was primarily attributable to a $2.0 million increase in travel and customer event related expenses and a $1.6 million increase in personnel costs, which were partially offset by a $2.5 million decrease in marketing expenses driven primarily by reduced clonoSEQ, T-Detect and corporate marketing efforts.

General and Administrative

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
General and administrative	$21,200	$16,066	$5,134	32%	49%	42%

The $5.1 million increase in general and administrative expenses was primarily attributable to a $3.5 million increase in building, facility and depreciation related expenses, as well as a $1.3 million increase in personnel costs and a $0.7 million increase in computer and software expenses. These increases were partially offset by a $0.7 million decrease in legal and accounting fees.

Adaptive Biotechnologies Corporation

Interest and Other Income, Net

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	$	%
Interest and other income, net	$418	$464	$(46)	(10)%

The modest decrease in interest and other income, net was primarily attributable to a slight decrease in net interest income and investment amortization resulting from a smaller portfolio.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Immune Medicine revenue
Service revenue	$14,409	$9,453	$4,956	52%
Collaboration revenue	28,785	33,691	(4,906)	(15)
Total Immune Medicine revenue	43,194	43,144	50	*	52%	56%
MRD revenue
Service revenue	35,086	25,303	9,783	39
Regulatory milestone revenue	4,000	8,500	(4,500)	(53)
Total MRD revenue	39,086	33,803	5,283	16	48%	44%
Total revenue	$82,280	$76,947	$5,333	7	100%	100%
* Less than 0%

The $0.1 million increase in Immune Medicine revenue was primarily due to a $7.1 million increase in revenue generated from our biopharmaceutical and academic customers, which was mostly offset by a $6.8 million decrease in revenue generated from the Genentech Agreement resulting from reduced collaboration expenses and a $0.3 million decrease in revenue generated from our T-Detect COVID clinical customers.

The $5.3 million increase in MRD revenue was primarily due to a $7.4 million increase in revenue generated from providing our clonoSEQ report to clinical customers and a $2.8 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. These increases were partially offset by a $4.5 million decrease in revenue recognized upon the achievement of certain regulatory milestones by our biopharmaceutical customers’ therapeutics and a $0.6 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 47% to 16,471 tests delivered in the six months ended June 30, 2022 from 11,197 tests delivered in the six months ended June 30, 2021.

Cost of Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Cost of revenue	$26,413	$20,756	$5,657	27%	32%	27%

The $5.7 million increase in cost of revenue was primarily attributable to a $2.0 million increase in labor, overhead and facility costs and a $1.8 million increase in materials cost resulting from increased revenue sample volume. Additionally, there was a $0.9 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples, a $0.5 million increase in cost of materials related to mix to higher cost assays and a $0.2 million increase in shipping costs.

Research and Development

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Research and development	$74,876	$71,572	$3,304	5%	91%	93%

Adaptive Biotechnologies Corporation

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Research and development materials and allocated production laboratory expenses	$25,485	$27,833	$(2,348)
Personnel expenses	35,292	29,923	5,369
Allocable facilities and information technology expenses	3,879	3,190	689
Software and cloud services expenses	1,403	1,857	(454)
Depreciation and other expenses	8,817	8,769	48
Total	$74,876	$71,572	$3,304

The $3.3 million increase in research and development expenses was primarily attributable to a $5.4 million increase in personnel costs, of which $0.7 million related to our restructuring activities, partially offset by a $2.3 million decrease in cost of materials and allocated production laboratory expenses, which was driven primarily by decreased investments in drug discovery and clonoSEQ efforts, partially offset by a $2.8 million inventory reserve charge recognized in the three months ended June 30, 2022. There was also a $1.2 million decrease in collaboration and medical advisory costs, which was largely offset by a $1.1 million increase in depreciation expense.

Sales and Marketing

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Sales and marketing	$50,374	$43,820	$6,554	15%	61%	57%

The $6.6 million increase in sales and marketing expenses was primarily attributable to $7.1 million in additional personnel costs, of which $0.9 million related to our restructuring activities, as well as a $2.4 million increase in travel and customer event related expenses. These increases were partially offset by a $3.2 million decrease in marketing expenses driven primarily by reduced clonoSEQ, T-Detect and corporate marketing efforts.

General and Administrative

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
General and administrative	$45,344	$31,002	$14,342	46%	55%	40%

The $14.3 million increase in general and administrative expenses was primarily attributable to a $7.8 million increase in building, facility and depreciation related expenses, as well as a $4.0 million increase in personnel costs, a $1.4 million increase in computer and software expenses and a $1.2 million increase in consultant costs. These increases were partially offset by a $1.0 million decrease in legal and accounting fees.

Interest and Other Income, Net

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	$	%
Interest and other income, net	$689	$1,102	$(413)	(37)%

The $0.4 million decrease in interest and other income, net was primarily attributable to a decrease in net interest income and investment amortization resulting from a smaller portfolio.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through June 30, 2022, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of June 30, 2022, we had an accumulated deficit of $833.7 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, revenue. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $450.7 million.

Adaptive Biotechnologies Corporation

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

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our continued research and development initiatives for our pipeline candidates and drug discovery initiatives, our ongoing investments in our immune medicine platform and our commercial and marketing activities associated with our clinical products and services. We also expect to make capital expenditures in the near term related to our laboratory space and expect to continue investing in laboratory equipment and operations to support our anticipated growth. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government debt securities and corporate bonds.

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

Cash Flows

The following table summarizes our uses and sources of cash for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(111,518)	$(95,458)
Net cash provided by investing activities	42,434	135,266
Net cash provided by financing activities	6,739	20,942

Operating Activities

Cash used in operating activities during the six months ended June 30, 2022 was $111.5 million, which was primarily attributable to a net loss of $114.9 million and a net change in our operating assets and liabilities of $41.7 million, partially offset by noncash share-based compensation of $27.0 million, noncash depreciation and amortization of $11.7 million, noncash lease expense of $3.6 million and a research and development inventory reserve charge of $2.8 million. The net change in our operating assets and liabilities was primarily due to a $24.2 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, a reduction in accounts payable and accrued liabilities of $9.0 million driven largely by the payout of our corporate bonus during the three months ended March 31, 2022, an increase in accounts receivable of $6.3 million, which includes the $1.0 million regulatory milestone recognized during the three months ended June 30, 2022, and an increase in inventory of $2.3 million.

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

Adaptive Biotechnologies Corporation

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2022 was $42.4 million, which was primarily attributable to proceeds from maturities of marketable securities of $136.0 million, partially offset by purchases of marketable securities of $85.2 million and purchases of property and equipment of $8.4 million.

Cash provided by investing activities during the six months ended June 30, 2021 was $135.3 million, which was primarily attributable to proceeds from maturities of marketable securities of $269.5 million, partially offset by purchases of marketable securities of $96.4 million and purchases of property and equipment of $37.9 million.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2022 was $6.7 million, which was attributable to proceeds from the exercise of stock options.

Cash provided by financing activities during the six months ended June 30, 2021 was $20.9 million, which was primarily attributable to proceeds from the exercise of stock options of $20.5 million.

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

Adaptive Biotechnologies Corporation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash, cash equivalents and marketable securities. As of June 30, 2022, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Adaptive Biotechnologies Corporation

Date: August 3, 2022	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Tycho Peterson
Tycho Peterson
Chief Financial Officer (Principal Financial Officer)