Form 10-K
period 2022-12-31
Adaptive Biotechnologies Corp
filed 2023-02-14
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $899,000,000.

As of February 9, 2023, the Registrant had 143,226,757 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information available to management. Some of the statements in the “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Annual Report on Form 10-K contain forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

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
•
the success of developing, commercializing and achieving commercial market acceptance of clonoSEQ, immunoSEQ, T cell receptor (“TCR”)-based cellular therapies, antibody-based therapeutics products and additional products and services beyond our portfolio;
•
the potential for our identified research priorities to advance our proprietary immune medicine ("IM") platform or our future products and services;
•
the success, cost and timing of our research and development activities, preclinical and clinical studies and, in certain instances, clinical trials and clinical validations;
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
•
our ability to identify research priorities and apply a risk-mitigated strategy to efficiently discover and develop products and services, including new targets in autoimmunity and neurodegenerative disorders;
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
•
our ability to manage operating expenses;
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

PART I

Item 1. Business

Overview

We are advancing the field of immune medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and aims to understand precisely how the immune system detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database, which is underpinned by computational biology and machine learning, and use these insights to develop and commercialize clinical products and services that we are tailoring to each individual patient. We have launched multiple commercial products and services and a robust pipeline of clinical products and services that we are designing to diagnose, monitor and enable the treatment of diseases such as cancer and autoimmune disorders. Since our inception in 2009, we have characterized over 58 billion immune receptors, established partnerships and commercial relationships with 175 biopharmaceutical companies and launched multiple product lines. Our goal is to understand the adaptive immune system and translate it into new products with unprecedented scale, precision and speed.

Our immune medicine platform is the foundation for our expanding suite of products and services. The cornerstone of our platform and core immunosequencing product, immunoSEQ, serves as our underlying research and development engine and generates revenue from academic and biopharmaceutical customers. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration (“FDA”) for the detection and monitoring of minimal residual disease (“MRD”) in patients with multiple myeloma (“MM”), B cell acute lymphoblastic leukemia (“ALL”) and chronic lymphocytic leukemia (“CLL”) and is also available as a CLIA-validated laboratory developed test (“LDT”) for patients with other lymphoid cancers, including diffuse large B-cell lymphoma (“DLBCL”). Leveraging our collaboration with Microsoft Corporation (“Microsoft”), we are creating a map of the interaction between the immune system and disease (our “TCR-Antigen Map”). We are using this map to identify and validate disease signatures to improve the diagnosis and treatment of many diseases.

In 2022, we made key strategic and operational changes, including a reorganization into two main business areas – MRD and IM. The MRD business area focuses on the use of our highly sensitive, next-generation sequencing (“NGS”) assay to measure MRD in patients with hematologic malignancies. It is comprised of our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ assay, offered to biopharmaceutical partners to advance drug development efforts (“MRD Pharma”). We believe clonoSEQ is the test of choice in MRD testing for hematologic malignancies with industry leading sensitivity. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners, and payors.

The IM business area leverages our platform’s proprietary ability to sequence, map, pair and characterize T cell receptors (“TCRs”) and B cell receptors (“BCRs”) at scale to drive research and clinical opportunities in our therapeutic areas of focus: cancer, autoimmune, infectious diseases, and neurodegenerative disorders. It is comprised primarily of two main growth areas: IM Pharma Services and drug discovery (“Drug Discovery”). Within IM Pharma Services, we use our core immunosequencing capabilities to deliver rich immune receptor data back to our biopharmaceutical and academic customers. These data are used to aid in understanding biomarkers of drug response which may accelerate our customers’ clinical development programs in our therapeutic areas of focus. Our portfolio is comprised of more than 140 active studies with more than 85 biopharmaceutical companies. We continue to scale the research use of our immune receptor data and to increase penetration in later stage, larger clinical trials, including more phase 3 trials. In Drug Discovery, we use our proprietary capabilities to discover new drug targets and leverage our validated TCR and BCR discovery approaches to develop TCR and/or antibody therapeutic candidates against these novel targets. Within Drug Discovery, our programs are focused on cancer and autoimmunity. These programs may be developed on our own or we may choose to work with partners. Our initial partnered pipeline includes the programs in development with Genentech, Inc. (“Genentech”) to advance TCR cellular therapies in oncology.

In addition, part of our strategy within the IM business area is to develop a diagnostic test for many diseases from a single blood test, known as T-Detect. In 2020 and 2022, we launched two diagnostic tests, T-Detect COVID and T-Detect Lyme; however, in 2022, we decided to defer further commercialization of T-Detect until we have multiple signals with strong enough data to impact physician behavior with a clear path to reimbursement.

Immune medicine is one of the largest global addressable markets in healthcare. We estimate the potential global market opportunity for our portfolio to be approximately $49 billion, including approximately $5 billion for product and services related to our MRD business area and approximately $44 billion for products and services related to our IM business area. We use multiple sources and assumptions to estimate the total addressable market for immune medicine. While we believe them to be reasonable, these sources and assumptions may be incorrect or subject to change due to any number of factors. Despite the novelty of this area, we believe we are uniquely positioned to develop and commercialize a pipeline of immune-driven diagnostic and therapeutic products across multiple disease states by leveraging the cumulative learning from our immune medicine platform.

Selected 2022 Results

In 2022, our revenue increased by 20% to $185.3 million, including double-digit percentage increases in both our MRD and IM business areas while operating expenses were significantly leveraged as a result of streamlined operations from the reorganization into two business areas during the year. Operating expenses increased from $363.3 million during the year ended December 31, 2021 to $385.5 million during the year ended December 31, 2022, representing a moderate increase of $22.2 million compared to an increase of $112.1 million from the year ended December 31, 2020 to the year ended December 31, 2021. In addition, we strengthened our capital position through a non-dilutive financing in September 2022, from which we added $124.4 million to our balance sheet, net of expenses. As of December 31, 2022, cash, cash equivalents and marketable securities was $498.2 million.

In early 2022, we restructured around two business areas, MRD and IM, and streamlined our workforce. As part of the strategic decisions made in the restructuring, we paused sales of our first two T-Detect tests, T-Detect COVID and T-Detect Lyme. The commercialization process for individual indications required more time and higher costs than anticipated, and we therefore decided to defer commercialization for T-Detect until we have strong enough data in multiple disease states to impact physician behavior with a clear path to reimbursement. In late 2022, we announced our expected path to profitability. We estimate positive adjusted EBITDA by the end of 2025, and cash flow breakeven by the end of 2026. We estimate revenue to grow at a 20% to 30% compound annual growth rate through 2027, while our operating expenses are expected to grow at a lower rate over the same period.

MRD Highlights

•
We grew clonoSEQ test volume by 51% to 36,871 tests delivered. We increased the all-time number of unique patients tested by 53% to over 33,000 patients by the end of 2022, and nearly doubled the size of our fully-trained sales team.
•
We launched clonoSEQ as a CLIA-validated blood test for patients with DLBCL and secured clonoSEQ coverage with Medicare for DLBCL patients regardless of line of therapy, treatment regimen, or testing timepoint. clonoSEQ is the first and only MRD test to receive Medicare coverage in DLBCL.
•
In October 2022, we entered into an agreement with Epic Systems Corporation (“Epic”) to integrate the clonoSEQ® assay into Epic’s comprehensive electronic medical record ("EMR") system to enable easier test ordering and results access.
•
Our MRD Pharma revenue increased 15% from 2021, and our portfolio is continuing to expand. Our clonoSEQ assay is being used by over 60 biopharmaceutical partners and in 187 active trials, representing about 21% penetration of industry sponsored clinical trials in lymphoid cancers.

IM Highlights

•
In Drug Discovery, we made significant advances in connection with our worldwide collaboration and license agreement with Genentech (the "Genentech Agreement") with respect to both the shared and personalized products. For the shared product, we delivered three TCR fully characterized data packages against validated neoantigen targets, and Genentech selected the first neoantigen TCR to advance as a potential cell therapy product. For the personalized product, we successfully completed proof of concept for the identification and characterization of patient-specific TCRs specific to each patient’s unique tumor mutations.
•
We have narrowed the focus of our target and drug discovery efforts to cancer and autoimmunity. Our approach is to discover and develop TCR or antibody therapeutics to targets that T cells hit naturally. These targets are known as HLA-presented disease specific epitopes, which we are discovering and validating using our immune medicine platform. We are also developing novel drug modalities against those targets by leveraging the TCR and antibody discovery capabilities.
•
In IM Pharma Services, revenue increased 67% from 2021. We also saw continued portfolio expansion across partners, disease states and study phases, with over 85 partners and more than 140 active studies utilizing immune receptor data across our therapeutic areas of focus.

Our Immune Medicine Platform

The adaptive immune system is comprised of specialized cells, called T cells and B cells, which hold the instructions for diagnosing and treating most diseases. These instructions enable these cells to identify, bind and destroy pathogens or human cells presenting foreign signals of disease (“antigens”) using receptors on their cell surface. Unlike all other genes in the human genome, the genetic sequences of TCRs and BCRs rearrange over time creating massive genetic diversity. The resulting diversity of the adaptive immune repertoire, which consists of over 100 million different genes in a healthy adult compared to approximately 30,000 genes in the static human genome, gives the immune system the ability to detect and respond to millions of different antigens associated with human disease.

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

Immune Receptor Data
SEQUENCE
MAP
PAIR
CHARACTERIZE

Our immune medicine platform performs the following key functions related to immune receptors:

•
Sequence. immunoSEQ sequences single chains of “Y-shaped” TCRs or BCRs using NGS, enabling us to understand the quantity and diversity of T and B cells in a biological sample. This provides deep insights into individual and collective immune responses at a scale that is thousands of times greater than was previously possible.
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
•
Characterize. Our platform characterizes binding, cytotoxicity and safety properties of antigen-specific, paired TCRs to identify a subset that is therapeutic-grade, enabling the discovery and development of optimal clinical candidates to be engineered into TCR-mediated cellular therapies. We also have a high-throughput antibody discovery process that enables the selection of potent, naturally occurring, full length antibodies for therapeutic or prophylactic development.

The massive amount of data generated by our immune medicine platform is stored in our dynamic clinical immunomics database. We believe the application of machine learning, supported by our collaboration with Microsoft, has the potential to exponentially accelerate our ability to derive novel insights from this database and use them to inform our robust product development efforts. Further, our platform supports a robust portfolio of products and services, including commercial products and services in clinical diagnostics, and we have developed products and services in both the clinical diagnostics and drug discovery areas.

Our Products and Pipeline (MRD)

The MRD business area focuses on the use of our highly sensitive, FDA-authorized NGS assay to measure MRD in patients with hematologic malignancies. It is comprised of our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ assay offered to biopharmaceutical partners to advance drug development efforts. We believe clonoSEQ is the test of choice in MRD testing for hematological malignancies with industry leading sensitivity of 1 out of 1,000,000 cells, given sufficient sample input. By taking a baseline measurement prior to starting therapy and then tracking the number of cells at several time points following therapy initiation, hematologists can improve their ability to assess treatment response, predict long-term patient outcomes, monitor disease burden over time and detect potential relapse. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with biopharmaceutical partners, providers and payors. For instance, with the use of clonoSEQ we have the potential to accelerate the development of drugs in lymphoid cancers, assist physicians with critical clinical decisions, and enable treatment decisions which may lower payor cost through the discontinuation of costly drugs that are no longer needed.

MRD is highly prognostic of outcomes...

Treatment starts
ID
MRD
MRD
MRD
Decreasing tumor burden
10⁴
10⁵
10⁶
Clinical remission
Clinical relapse
Sensitivity
Specificity
Standardization

Transforming care for lymphoid cancer

Providers
Pharma
Payers
Patients
clonoSEQ®
By Adaptive

clonoSEQ

Our clonoSEQ diagnostic test detects and monitors the remaining number of cancer cells that are present in a patient’s body during and after treatment, known as MRD. In September 2018, clonoSEQ was granted marketing authorization from the FDA, under the de novo process, for patients with MM and ALL to monitor their MRD from bone marrow samples. In August 2020, the clonoSEQ label was expanded to include patients with CLL from bone marrow and blood samples. clonoSEQ is also available for use in other lymphoid cancers as an LDT. In 2022, the assay was launched as a CLIA-validated test to detect MRD in blood for patients with DLBCL by measuring circulating tumor DNA (“ctDNA”), which provides patients and clinicians with a powerful blood-based prognostic tool. Our strategy is to generate additional clinical data in DLBCL and file with the FDA to support clinical adoption and increase usage by our biopharmaceutical partners. We believe clonoSEQ has broad applicability across all lymphoid malignancies, as set forth in the figure below:

Measure MRD

clonoSEQ® By Adaptive

Early Development
AV/CV
CLIA/FDA
Commercialized
ALL
FDA cleared
Bone Marrow
CLIA Validated
Blood
CLL
FDA cleared
Bone Marrow
FDA cleared
Blood
MM
FDA cleared
Bone Marrow
CLIA Validated
Blood
NHL[1]
CLIA Validated
cfDNA (DLBCL)
CLIA Validated
Blood

1"CLIA-Validated" means tests available to order as a CLIA-validated LDT service: that use has not been cleared or approved by the FDA

In January 2019, clonoSEQ received Medicare coverage aligned with the FDA label and National Comprehensive Cancer Network (“NCCN”) guidelines for longitudinal monitoring in MM and ALL. Over the years, we secured additional payor coverage for clonoSEQ aligned with our FDA label with Medicare, national private payors and large regional plans for a total of over 245 million covered lives for ALL and MM, over 190 million covered lives for CLL and over 70 million covered lives for DLBCL. In November 2021, MolDX published its LCD for MRD testing. This LCD not only affirmed the importance of MRD and clonoSEQ coverage in ALL, MM and CLL in bone marrow and blood, but also provided a clear and efficient pathway for seeking expanded clonoSEQ coverage through technical assessments in Non-Hodgkin’s Lymphoma (“NHL”). In July 2022, coverage expansion continued as we secured Medicare coverage for DLBCL, the most common form of NHL. We secured clonoSEQ coverage with Medicare for DLBCL patients regardless of line of therapy, treatment regimen, or testing timepoint. clonoSEQ is the first and only MRD test to receive Medicare coverage in DLBCL.

clonoSEQ testing has been ordered by clinicians for over 33,000 unique patients and used by more than 60 biopharmaceutical companies in 187 active clinical trials, representing approximately 21% penetration of active industry sponsored clinical trials in lymphoid cancers as of December 31, 2022. We continue to deepen our commercial investments to expand clinical adoption of clonoSEQ and have increased the strength of our specialized sales and customer support organization and supporting infrastructure in the United States. We have also successfully transferred the technology to seven labs in other parts of the world.

In addition, we continue to develop product improvements for clonoSEQ. In 2021, we launched an enhanced version of our clonoSEQ B-cell Clonality (ID) reports, which now includes IGHV mutation status for patients with CLL. The presence of IGHV mutations have been proven prognostic of better outcomes in CLL patients. We believe that this improvement strengthens the clonoSEQ product by aiding clinicians in evaluating prognosis, simplifying diagnosis, and improving overall patient management by providing additional clinically valuable CLL information. In October 2022, we entered into a partnership with Epic to integrate clonoSEQ into Epic’s electronic medical record system, which we believe will enable easier test ordering and results access for the clonoSEQ test.

Pharma Use
Deep Sensitivity
FDA Approved
Clinical Evidence
Broad Coverage
NCCN Guidelines
clonoSEQ®
By Adaptive

We have a multi-pronged strategy to deepen penetration of clonoSEQ and improve our commercial and operational infrastructure. We are focused on utilization of blood-based testing to increase the number of tests per patient; expansion into new patient populations within NHL, starting with DLBCL; and demonstration of clinical utility at multiple points along the patient continuum of care. In parallel, we continue to enhance customer experience with EMR integration and optimize payor coverage to increase ASP and improve margins.

MRD Pharma

The MRD Pharma business area focuses on offering our clonoSEQ assay to biopharmaceutical partners to advance drug development efforts. Given the broad penetration of clonoSEQ, we believe there is a significant growth opportunity for our MRD Pharma business, as we aim to replicate clonoSEQ's success in other indications, especially in DLBCL where there is significant ongoing drug development activity.

Evolving Clinical Utility Data

We believe that the value of clonoSEQ as a decision-making tool may enable clinicians to select the best patient treatment options based on MRD status. Two examples of recent expanded clinical use cases and drug development advances include:

•
Martinez-Lopez published a retrospective cohort analysis of 400 newly diagnosed myeloma patients in which MRD was used interventionaly to escalate, change, or stop therapy for 67 of those patients. Data showed that for MRD negative patients who stopped therapy, progression-free survival (“PFS”) was not negatively impacted. Also, for MRD positive patients in whom therapy was changed or intensified, PFS was significantly better than in patients who remained on the same course of therapy. This analysis supports the potential for use of MRD to modify treatment.
•
DETERMINATION was a phase 3 trial evaluating a regimen of Revlimid, Velcade and dexamethasone (“RVD”) or RVD plus autologous stem cell transplantation (“ASCT”) in patients with newly diagnosed MM. Post initial therapy and prior to maintenance therapy, MRD was assessed by clonoSEQ in 108 patients in the RVD-alone group and 90 patients in the RVD + ASCT group. This study demonstrated the benefit of adding transplant to frontline triple therapy, however, an important result from the study showed that patients who achieved MRD negativity by clonoSEQ prior to maintenance had similar outcomes independent of whether they received transplant. Additionally, the authors stated that MRD negativity is of increasing importance in modifying treatment, in informing clinical care, and as a treatment goal given the relationship with better outcomes.

Additional prospective studies are underway, and many have shared interim data at industry conferences. As more studies read out, we expect there may be greater adoption of MRD in clinical decision making, which could result in more patients benefiting from clonoSEQ and greater frequency of testing for each patient helped.

Our Products and Pipeline (IM)

The IM business is comprised primarily of two main growth areas: IM Pharma Services and Drug Discovery. The core of our immune medicine platform is our immunoSEQ technology. immunoSEQ utilizes multiplex, bias-controlled PCR to accurately and quantitatively sequence millions of immune receptors at high-throughput directly from DNA. Since inception, immunoSEQ has been used for research purposes by academic researchers and biopharmaceutical companies to answer translational research questions relating to the adaptive immune system, monitor response to therapies and discover new prognostic and diagnostic signals. We offer computational services to assist our customers in realizing the power of their data and to compare their data to other publicly available datasets in our clinical immunomics database. The expanding database has led to over 650 peer-reviewed publications referencing immunoSEQ and potential clinical signals to explore.

Immune Medicine Platform

Immune receptors
Sequence
Map
Pair
Characterize
T cells
B cells
Autoimmune disorders
Cancer
Infectious diseases
Neurodegenerative disorders

Growth Areas

Pharma Services

Immune receptor sequencing

Drug Discovery

Target Discovery

TCR Therapeutics

IM Pharma Services

In IM Pharma Services we use our core immunosequencing capabilities to deliver rich immune receptor data back to our biopharmaceutical customers in order to potentially accelerate their clinical development programs in our therapeutic areas of focus, which are cancer, autoimmune disorders, infectious diseases and neurodegenerative diseases. A key application of our immune receptor data is the ability to annotate T-cell signatures of disease from patient samples to understand the cellular immune response to most past and present diseases. TCRs in blood may be used to determine the genes or peptides that are being targeted by the immune system and the strength of this disease-specific immune response. Potential clinical applications of this include:

•
patient selection or stratification;
•
understanding the mechanism of action for drugs;
•
efficacy and / or safety of drugs and monitoring; and
•
understanding immunity differences between responders and non-responders.

Other key applications of immune receptor data are graphically represented below.

Clone tracking

Track T-cell and B-cell receptors over time or between sample types.

Repertoire properties

Identify highly expanded clones and diversity of the repertoire.

Public clones

Determine shared receptor amid acid sequences.

Immune repertoire overlap

Detect clonal overlap between different samples or across different timepoints.

T-cell fraction

View and monitor changes in T-cell fraction over time or between samples.

Mapping

Map enhanced sequences to repertoires.

We believe we can achieve sustainable growth from this business as we continue to expand our portfolio in various disease states and by study phase: our data is used in preclinical, phase 1, phase 2 and phase 3 trials. We plan to continue to scale research use of TCR and BCR data and to increase penetration in later stage, larger clinical trials, including more phase 3 trials.

Drug Discovery

In Drug Discovery, we use our proprietary capabilities to discover new drug targets and develop TCR or antibody therapeutic assets to those targets in commercially attractive indications. We are focusing our drug discovery programs mainly in cancer and autoimmunity, areas where we can pursue partnerships with others or pursue development on our own.

Unique ability to discover and validate novel disease specific drug targets

TCR Therapeutics
Target Discovery
Autoimmune
Cancer
ID
Antibody Therapeutics

Develop differentiated TCR and antibody therapeutic products against validated, novel targets

Our proprietary TCR therapeutics discovery process characterizes TCRs against antigens for use in the development of therapeutics. In December 2018, we entered into an exclusive collaboration with Genentech to leverage this capability for the development of cellular therapies in oncology. We are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use TCRs screened by our immune medicine platform to engineer and manufacture cellular medicines:

Shared Product

1. Profile DNA in patient tumor to determine immunogenic antigens and neoantigens

Tumor

2. Select TCRs against shared antigens from TCR Library

Screen donor blood against shared antigens using TCR Library

Blood

3. Deliver TCRs to patient whose tumor expresses shared antigen(s)

Cancer patient

Personalized Product

1. Profile DNA in patient tumor to determine immunogenic antigens and neoantigens, and sequence blood for TCRs

Blood

Tumor

2. **Screen in real-time** for TCRs against patient-specific neoantigens using Adaptive's TCR discovery program
3. Engineer cell therapy with patient-specific TCRs, **manufactured in real-time** for each patient
4. Deliver fully personalized therapeutic TCRs to patient

Dual TCR cellular therapy approaches

•
Shared Products. The shared products will use “off-the-shelf” TCRs identified against cancer antigens shared among patients (“Shared Products”). In 2021, we completed an assessment of efficacy and safety data to enable a decision to select our lead TCR candidate. Following review of this data in 2022, Genentech selected this TCR candidate to progress as a potential therapeutic product candidate. Also, by the end of 2022, we delivered two additional TCR fully characterized data packages against validated neoantigen targets to Genentech for their consideration.
•
Personalized Product. The personalized product will use patient-specific TCRs identified by real-time screening of TCRs against cancer antigens in each patient (“Personalized Product”). In the second half of 2020, we started screening blood from cancer patients to identify TCRs specific to a patient’s tumor mutations. During 2021 and 2022, we successfully completed proof of concept by identifying and characterizing patient specific TCRs to each patient’s unique tumor mutations. We also completed initial end-to-end test runs as a foundation for the private product process and our next steps are to complete the product prototype as we move towards IND readiness.

In addition to our partnership in oncology cell therapy with Genentech, we are expanding our efforts in autoimmunity where we believe we are uniquely positioned to make important contributions. In autoimmune disorders, disease specific antigens are not well-known and treatment protocols are largely limited to general anti-inflammatory drugs, indicating a significant opportunity to develop therapeutics in this area to restore patient immune balance. Therefore, we are leveraging our unique capabilities to identify specific targets that are causative of the disease, particularly in multiple sclerosis (“MS”) and inflammatory bowel disease (“IBD”). Our expertise is based on our ability to find HLA presented, disease specific epitopes that T cells hit naturally. We are also developing novel mechanisms against those targets by leveraging the TCR discovery capabilities we developed for Genentech and the antibody discovery capabilities we built and confirmed for COVID-19. Our next step is to generate data that enable us to continue to develop these programs, either on our own or with partners.

Our Competitive Strengths

We aim to harness the inherent biology of the adaptive immune system to develop clinical products and services that improve human health by leveraging our core competitive strengths.

•
Our immune medicine platform is uniquely capable of supporting clinical products for us and our collaborators. We have developed a platform that is capable of reading and translating the massive genetic diversity of the adaptive immune system and its selective response to disease. Specifically, our platform sequences immune receptors and maps them to antigens for diagnostic applications, pairs receptor chains and characterizes antigen-specific, paired receptors to identify optimal clinical targets for therapeutic use. We believe that we have a differentiated ability to perform these functions at an unprecedented scale to develop novel clinical diagnostic and therapeutic products.
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
•
We are well capitalized and on a path to profitability. As of December 31, 2022, we had $498.2 million in cash, cash equivalents and marketable securities. In 2022, we focused on reducing our operating expense growth rate. We estimate positive adjusted EBITDA by the end of 2025, and expect to be cash flow breakeven by the end of 2026.
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
•
Expanding regulatory and reimbursement expertise will help inform future clinical product development. Having obtained FDA marketing authorization and expanded coverage for multiple indications of clonoSEQ from Medicare and several national private payors, as well as an EUA for T-Detect COVID in 2021 in response to the COVID-19 pandemic, we believe we have developed valuable core capabilities that will facilitate future product development through to regulatory approval and reimbursement. We believe this capability will inform future development of other clinical diagnostic and therapeutic products.

•
Strong intellectual property protects our immune medicine platform and its applications. As of December 31, 2022, we had filed 799 patent applications, 470 of which had issued as of that date, covering improvements in sequencing methods and new ways to leverage adaptive immune receptors for our MRD and IM business areas.

Our Strategy

Our focus is to leverage our immune medicine platform and competitive strengths to develop transformative clinical solutions that are accessible to patients with a range of diseases.

•
Powering the age of immune medicine. We facilitate the development of the immune medicine field by providing a platform to encourage generation of immunomics data to facilitate a deeper understanding of, and biological discovery from, the adaptive immune system. We leverage the unique capability of our platform to translate the genetics of a patient’s immune system with the scale, precision and speed required to enable the development of personalized products, including clinical diagnostic tests for disease monitoring and immune-based therapeutics.
•
Entrench our products and services in clinical drug development with biopharmaceutical collaborators. Maintain our platform as the gold standard for the validation of potential immune-driven clinical discoveries in late-stage clinical trials. Since inception, our products and services have been used by 175 biopharmaceutical companies and incorporated into hundreds of clinical trials, and clonoSEQ has proven to be the MRD test of choice for select registrational trials. To deepen our established position as a partner of choice, we provide end-to-end support, including hypothesis-driven trial design, extensive data analyses, parallel regulatory support, compliant data transfers and novel target screening. These synergistic relationships advance the development and adoption of our own clinical products and inform drug development for our partners.
•
Leveraging foundational technology to generate revenue and address clinical diagnostic challenges in key disease states, such as autoimmune disorders, cancer, infectious diseases, and neurodegenerative disorders. We integrate proven chemistry into our own and our collaborators’ clinical products in development, avoiding the need to re-engineer new products for every clinical application. As our platform focuses on cancer, autoimmune disorders, infectious diseases, and neurodegenerative diseases, we believe we will benefit from economies of scale and drive margin improvement over time.
•
Drive the commercial adoption of our validated, reimbursed and regulated clinical products. Leverage the commercial infrastructure built for clonoSEQ to submit clinical data for regulatory clearance of our products and services, expand payor coverage and provide robust billing and patient access infrastructure for multiple clinical applications.
•
Maintain an entrepreneurial, scientifically rigorous, data-driven and inclusive corporate culture. Fuel the promise and potential that our platform offers to help patients better manage their disease by translating insights from our world-class team, which includes 147 people with medical or doctoral degrees with expertise in biology, chemistry, bioinformatics, software, drug discovery, development and commercialization, into clinical products and services.

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

V(D)J Recombination informs the
unique genetic code of the T-cell receptor
V
D
J
Unique "barcode"
of T-Cell Receptor
TC GA AT A T GA CG T
T-Cell
Identified and
tracked over time
TCGAATATGACGT
TCGAATATGACGT

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

Properties	Description
High sensitivity	The adaptive immune system identifies even a very small amount of antigen in the body.
High specificity	TCRs and BCRs specifically bind to this antigen or pieces of this antigen presented on cells, respectively, but normally avoid binding to features on healthy cells.
Natural amplification	Upon binding, the disease-specific T-cells and B-cells expand, or multiply exponentially. So, even when the amount of antigen is small, the number of disease-specific T cells can become quite large and more easily measurable.
Systemic expansion	These expanded T cells and B cells then circulate throughout the body to identify and protect the body systemically, making them readily accessible in blood and other tissues.
Persistence	A fraction of these disease-specific T cells, and the B cells that they direct, move into long term memory and can be found in the blood decades after the disease is cleared.

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

The massive amount of data generated by our immune medicine platform is stored in our dynamic clinical immunomics database. We believe the application of machine learning with Microsoft has the potential to exponentially accelerate the growth of novel insights from this database, which we expect will further inform our product development efforts, as demonstrated by the growing number of clinical signals we are generating, including signals for SARS-CoV-2, Lyme disease, Crohn’s disease, celiac disease, MS and IBD.

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
Sequencing-ready library
C
Sequencing Adapter
Barcode
Barcode
Sequencing Adapter
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

Characterize

Our proprietary TCR therapeutics process characterizes binding, cytotoxicity and safety properties of antigen-specific, paired TCRs to identify a select subset that are therapeutic-grade, enabling the development of optimal clinical candidates to be engineered into TCR-mediated cellular therapies. Our comprehensive TCR characterization process utilizes advanced cellular immunology to measure TCRs against a variety of metrics to determine the optimal clinical candidates. Antigen-specific, paired TCRs undergo evaluation for avidity, cytokine release, cytotoxicity and safety. Those TCRs that pass the first safety filter are then evaluated for TCR reactivity against T cell lines and primary cells. To date, we have identified and characterized to different stages more than 5,000 unique antigen-specific TCRs against 600 different clinically relevant targets, constituting our pipeline of possible clinical candidates. TCR characterization is summarized in the figure below:

TCR Therapeutics
Antibody Therapeutics
Hundreds of antigens
+
Millions of TCRs
Millions of BCRs
+
Disease antigens
Antigen Specificity
Binding
Killing
Characterize
Safety
Neutralize
IND Enabling studies
TCR1 TCR2 ..... TCRX
BCR1 BCR2 ..... BCRX
IND Enabling studies

In collaboration with Genentech, we plan to apply a similar process to screen, identify and characterize in real-time what we believe are the most promising patient-specific TCRs targeting the patient’s specific cancer antigens, advancing the next generation of cellular therapy in oncology.

Antibody Discovery

Our platform enables the discovery and characterization of BCRs for use as therapeutic antibodies. Our key differentiator is the ability to tap into the massive diversity of the B-cell repertoire to identify naturally-occurring, fully human antibodies at unprecedented scale. In April 2020, we deployed our platform to identify neutralizing antibodies to the SARS-CoV-2 virus that causes COVID-19. We processed blood from more than 300 recovered and symptomatic COVID-19 patients. We then applied our high-throughput BCR pairing technology and paired more than 490,000 antibody heavy and light chains. We evaluated these BCR sequences in silico and selected more than 3,300 likely attractive antibody candidates for downstream functional characterization, including affinity binding and live virus neutralization. We believe these efforts represented a differentiated platform extension that will position us to pursue additional potential antibody discovery opportunities in a variety of disease states, including in autoimmunity where there is an unmet need.

Clinical Immunomics Database

We are developing a large, dynamic clinical immunomics database. We use our proprietary software and core competency in computational biology to structure and store immune receptor data and to create tools for rapid analysis and easy visualization. All immunosequencing data is processed and uploaded to a secure cloud-based database.

The diseases a person has encountered, both past and present, is recorded in their TCR repertoire. This comprehensive disease information is contained in the immunosequencing data that we generate from each sample, which we believe will be revealed over time by our TCR-Antigen Map. We plan to map, both directly and through machine learning, an estimated 1015 TCRs to thousands of clinically relevant antigens, which we believe will allow us to annotate this immunosequencing data with information about disease states, increasing the value of the data over time.

We leverage our database to fuel our pipeline of immune medicine products. With over 58 billion immune receptors, our platform enables us to work with retrospective samples which serve as training sets to which our Microsoft collaborators apply machine learning and computational statistics to improve the accuracy of certain of our clinical products and services.

Our Products and Services

clonoSEQ: Detection and Monitoring of MRD

Our first diagnostic product, clonoSEQ, is an FDA-authorized NGS test for the detection and monitoring of MRD in bone marrow or blood samples in patients with select lymphoid malignancies in which the malignant cell is derived from a T cell or a B cell. MRD refers to the presence and number of these malignant T or B cells that may remain in a patient’s body during and following treatment. Because our technology quantifies the frequency of every T cell or B cell in a sample, we can monitor MRD accurately at a sensitivity of 1 out of 1,000,000 cells, given sufficient sample input. By taking a baseline measurement prior to starting therapy and then tracking the number of cells at several time points following therapy initiation, hematologists can improve their ability to assess treatment response, predict long-term patient outcomes, monitor disease burden over time and detect potential relapse. clonoSEQ is FDA-authorized for patients with MM and ALL from bone marrow samples and for patients with CLL from bone marrow and blood samples. clonoSEQ is also available as an LDT for use across lymphoid malignancies and sample types, including those which have not been authorized by the FDA. Most notably, in 2022, the assay launched as a CLIA-validated test to detect MRD in blood for patients with DLBCL by measuring ctDNA, which provides patients and clinicians with a powerful blood-based prognostic tool.

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

In the clinic, clonoSEQ testing has been ordered by clinicians at centers all around the country, including all 32 NCCN centers. We believe increased adoption of clonoSEQ will now be possible due to the extensive coverage policies granted by Medicare to assess MRD at multiple time points throughout therapy in MM, ALL and CLL. We believe clonoSEQ has broad applicability across all lymphoid malignancies. In 2022, we launched clonoSEQ in DLBCL, and secured clonoSEQ coverage in Medicare for DLBCL, with DLBCL patients covered regardless of line of therapy, treatment regimen, or testing timepoint. We are in active discussions with other large private national and regional payors. To further demonstrate the actionability of MRD monitoring, we launched a clinical registry in 2020 called The Watch Registry. This prospective, multicenter, observational study will include approximately 500 adult patients with lymphoid malignancies in the United States. To date, we have enrolled over 400 patients across 18 sites and expect to complete enrollment in 2023.

Among biopharmaceutical companies, we believe clonoSEQ remains the preferred commercial test for MRD monitoring in their registrational trials. clonoSEQ is now being used by more than 60 biopharmaceutical companies in 187 active clinical trials. To continue demonstrating clinical utility across disease settings and lines of therapy, clonoSEQ is also being used in 95 ongoing prospective investigator-led clinical trials, and our MRD data have been included in over 110 peer-reviewed publications.

We continue to deepen our commercial investments to expand clinical adoption of clonoSEQ and have significantly expanded the size of our fully-trained specialized sales and customer support organization and supporting infrastructure. We have continued to expand our team of demand generation representatives who are hematology specialists and are focusing their efforts on expanding access to clonoSEQ in community oncology settings, which we believe will be facilitated by the recent launch of DLBCL blood testing via Streck tubes. In October 2022, we entered into a partnership with Epic to integrate clonoSEQ into Epic’s EMR system, which we believe will enable easier test ordering and results access for the clonoSEQ test.

Outside of the United States, we have successfully transferred the technology to seven labs across France, Germany, Italy, UK, Spain, Australia and Japan which provide local testing options, primarily in support of collaborative group and investigator-sponsored studies, and secured reimbursement for ALL in Australia in 2022.

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

Clinical Validation in FDA Filing for MM, ALL and CLL

Our clonoSEQ test has been shown to help better predict patient outcomes and add insight to the evaluation of disease response to therapy because we have clinically validated clonoSEQ’s ability to detect MRD at a sensitivity greater than the clinical standard for all lymphoid malignancies. clonoSEQ has demonstrated sensitivity of 1 out of 1,000,000 cells (10-6), given sufficient sample input, which is a deeper resolution than the current accepted standard of 1 out of 100,000 cells (10-5), 1 out of 10,000 cells (10-4) or 1 out of 10,000 cells (10-4) for MM, ALL and CLL, respectively. Based on these results, as further illustrated below, we believe clinical standards for MRD sensitivity may be increased to 10-6 to better predict patient outcomes.

Clinical validation in MM was demonstrated in two studies. The first study, a 720 patient, randomized phase III trial conducted at the Dana Farber Cancer Institute (DFCI 10-106), evaluated the ability to predict PFS and disease-free survival in patients who achieved complete response (“CR”) and the ability to predict PFS in all evaluable patients. This study demonstrates that MRD negativity for patients in CR significantly predicts PFS.

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

Survival Probability
1.00
0.75
0.50
0.25
0.00
Strata
MRD < 10-5
10-5 < MRD <10-4
MRD > 10-4
MRD ≤ 10-5
10-5 < MRD <10-4
MRD ≥ 10-4
165 152 134 46 5
45 38 31 8 0
63 49 38 16 1
0 1000 2000 3000 4000
Time (Days)

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

CLL Patients with lower levels of MRD in blood have a higher probability of EFS

PFS Probability
1.00
0.75
0.50
0.25
0.00
Strata
MRD < 10⁶
10⁻⁶ ≤ MRD < 10⁻⁵
10⁻⁵ ≤ MRD < 10⁻⁴
MRD ≥ 10⁻⁴
Strata
MRD < 10⁻⁶
10⁻⁶ ≤ MRD < 10⁻⁵
10⁻⁵ ≤ MRD < 10⁻⁴
MRD ≥ 10⁻⁴
79 79 77 33 0
106 106 103 50 0
49 49 45 24 0
103 102 63 17 0
0
400
800
1200
1600
Time (Days)

Evolution of MRD into Clinical Decision Making Tool

While clinical utility has been a barrier to adoption in the past, this is changing quickly as we see multiple studies reading out that clearly demonstrate the value of MRD testing for patients.

•
Martinez-Lopez published a retrospective cohort analysis (Journal of Clinical Hematology and Oncology 2021) of 400 newly diagnosed myeloma patients in which MRD was used interventionaly to escalate, change, or stop therapy for 67 of those patients. Data showed that for MRD negative patients who stopped therapy, PFS was not negatively impacted. Also, for MRD positive patients in whom therapy was changed or intensified, PFS was significantly better than in patients who remained on the same course of therapy. This analysis supports the potential for use of MRD to modify treatment, as pictured below:

Patients with therapy escalation: mPFS Not Reached
Patients with no escalation: mPFS = 39 months

MRD positive: intensification or change in therapy

1.0
0.8
0.6
0.4
0.2
0.0
n= 34, mPFS NR
n= 171, m PFS 39m
Positive MRD: no change in therapy
p=0.02
0.0
20.0
40.0
60.0
80.0
100.0
120.0
Months

Patients discontinuing therapy: mPFS = 120 months
Patients continuing therapy: mPFS = 82 months

MRD negative: treatment discontinuation

1.0
0.8
0.6
0.4
0.2
0.0
n= 33, mPFS 120m
n= 162, m PFS 82m
MRD negative: continuing therapy
p=0.02
0.0
50.0
100.0
150.0
200.0
Months

Martinez-Lopez et. Al. Making clinical decisions based on measurable residual disease improves the outcome in multiple myeloma. J Hematol Oncol. 2021 Aug 17

•
DETERMINATION was a phase 3 trial evaluating a regimen of RVD or RVD plus ASCT in patients with newly diagnosed MM. Post initial therapy and prior to maintenance therapy, MRD was assessed by clonoSEQ in 108 patients in the RVD-alone group and 90 patients in the RVD + ASCT group. This study demonstrated the benefit of adding transplant to frontline triple therapy, however, an important result from the study showed that patients who achieved MRD negativity by clonoSEQ prior to maintenance had similar outcomes independent of whether they received transplant. Additionally, the authors stated that MRD negativity is of increasing importance in modifying treatment, in informing clinical care, and as a treatment goal given the relationship with better outcomes.
•
Additional follow up of the MASTER trial, presented at American Society of Hematology 2022 (abstract 3237), investigated the possibility of discontinuing maintenance therapy in patients with consecutive negative MRD results using the clonoSEQ assay. In this study, 84 patients were able to stop maintenance therapy. At a median follow-up of 24.8 months, patients with zero or one genetic mutation associated with risk had 91% and 89% progression free survival, respectively. These results provide guidance around when and for whom discontinuation of therapy is appropriate.

Strategy to Achieve Market Leadership

We aim to drive adoption and achieve market leadership for MRD monitoring with clonoSEQ for all lymphoid malignancies. To do so, we are executing upon the following strategic initiatives:

•
Increase blood-based testing in ALL, MM, CLL, and DLBCL. Testing with blood is less invasive for patients and less expensive as compared to MRD testing from bone marrow samples. Therefore, blood-based MRD testing may enable more frequent monitoring of patients over longer periods of time. Only 30% of all clonoSEQ testing is performed in blood; however, we believe continued validation of clonoSEQ in blood will increase usage, particularly by clinicians in the community setting who perform fewer bone marrow aspirations. We have nine ongoing studies focused on generating additional evidence to use peripheral blood. We have already received FDA clearance for clonoSEQ from blood samples for patients with CLL and made DLBCL blood testing available as a CLIA validated LDT via Streck tubes in 2022. We will continue to expand testing with blood to other indications over time.
•
Validate clonoSEQ in additional indications and expand in NHL. With the end goal of clonoSEQ becoming a universal MRD test for all lymphoid malignancies, we have developed a robust lifecycle development plan to generate sufficient clinical evidence to support increased adoption across lymphoid malignancies. We are already cleared in ALL and MM from bone marrow and CLL from bone marrow and blood. At the same time, we are increasing marketing support for clonoSEQ usage as a CLIA-validated lab-developed testing service, where samples for any lymphoid cancer indication and a range of sample types (including blood) are acceptable, and payor coverage is already in place for blood-based testing in ALL, MM, CLL and DLBCL. Going forward, we will continue to evaluate the optimal commercial path (FDA or CLIA) for each additional indication, with an increasing focus on NHL. NHL represents 50% of all newly diagnosed patients with lymphoid malignancies in the United States, and DLBCL represents 30% of NHL patients. DLBCL is an aggressive disease with a high relapse rate and poor diagnosis. There are no established guidelines for MRD monitoring in DLBCL and current techniques like PET CT lack specificity and require interpretation. In 2022, we obtained Medicare coverage for all DLBCL patients, approximately 75% of which are Medicare aged, regardless of line of therapy, treatment regimen, or testing timepoint. We expect to file with the FDA for DLBCL with our maturing clinical data.
•
Entrench clonoSEQ in biopharmaceutical clinical trials. We believe clonoSEQ is the preferred commercial test for MRD monitoring in industry sponsored clinical trials. As the industry pursues the inclusion of MRD as a potential surrogate or primary endpoint in clinical trials for lymphoid malignancies, having a standardized, highly accurate and sensitive method for MRD testing to guide clinical decisions in late-stage trials, including registrational trials, is valuable.
•
Demonstrate clinical utility. We are focused on continuing to generate clinical evidence that motivates clinicians to include MRD consistently in their treatment regimens. Understanding what to do with an MRD positive or negative result is fundamental for clonoSEQ’s use. To that end, clonoSEQ is being used in 95 ongoing prospective investigator-led clinical trials, and our MRD data have been included in over 110 peer-reviewed publications. As more studies read out, we expect there will be greater adoption of MRD in clinical decision making, resulting in more patients benefiting from clonoSEQ and greater frequency of testing for each patient helped.
•
Invest in commercial initiatives to increase awareness and usage in the clinic. In 2022, we completed an expansion and reorganization of our sales force. Our fully trained sales force nearly doubled in 2022, and the expanded sales force is structured in two distinct groups: key account managers and diagnostic hematology specialists. These groups serve two different customer segments with distinct sales strategies. Key account managers focus on penetrating deeper into our established institutions. Our diagnostic hematology specialist team targets driving adoption in community practice accounts. We also continue to build advocacy through a variety of patient educational initiatives and peer to peer programming about the impact of MRD status on clinical decision-making.
•
Expand market access by increasing reimbursement with public and private payors. We are working with new payors to develop appropriate coverage policies, generate healthcare economic information and provide robust billing and patient access infrastructure. As of December 31, 2022, we secured Medicare and private payor coverage for clonoSEQ for a total of over 245 million covered lives for ALL and MM, over 190 million covered lives for CLL and over 70 million covered lives for DLBCL.

•
Invest in product and customer experience improvements. We are making significant investments to support our field force, including providing enhanced selling direction, data and training. We are also making significant investments in improving our assay’s performance for evaluation of ctDNA in plasma, and, with respect to the process of ordering malignancies clonoSEQ testing and obtaining test results, aiming to continue to enhance our customer-facing software interface and user experience. In October 2022, we entered into an agreement with Epic to integrate the clonoSEQ® assay into Epic’s comprehensive EMR system, which we believe will enable easier test ordering and results access.

IM

The IM business area leverages our platform’s proprietary ability to sequence, map, pair and characterize TCRs and BCRs at scale to drive research and clinical opportunities in cancer, autoimmune, infectious diseases, and neurodegenerative disorders. The core of our immune medicine platform is our immunoSEQ technology. immunoSEQ utilizes multiplex, bias-controlled PCR to accurately and quantitatively sequence millions of immune receptors at high-throughput directly from DNA. Since inception, immunoSEQ has been used for research purposes by academic researchers and biopharmaceutical companies to answer translational research questions relating to the adaptive immune system, monitor response to therapies and discover new prognostic and diagnostic signals. We offer computational services to assist our customers in realizing the power of their data and to compare their data to other publicly available datasets in our clinical immunomics database.

IM Pharma Services

In IM Pharma Services, we use our core immunosequencing capabilities to deliver rich immune receptor data back to our biopharmaceutical and academic customers. A key application of our immune receptor data is the ability to annotate T-cell signatures of disease from patient samples to understand the cellular immune response to most past and present diseases. TCRs in blood may be used to determine which gene or peptides are being targeted by the immune system and the strength of this disease-specific immune response. Potential clinical applications of this include:

•
Patient selection or stratification;
•
Understanding the mechanism of action for drugs;
•
Efficacy and / or safety of drugs and monitoring; and
•
Understanding immunity differences between responders and non-responders.

Other key applications of immune receptor data are clone tracking, tracking TCRs and BCRs over time or between sample types, detection of clonal overlap between different samples or at different times, monitoring of changes in T-cells fraction over time or between samples, and identifying highly expanded clones and diversity of the repertoire.

Our current portfolio is comprised of more than 140 active studies with more than 85 biopharmaceutical companies. IM Pharma Services revenue grew 67% in 2022. We expect sustainable growth from this business as we continue to expand our portfolio in various disease states and by study phase: our data is used in preclinical, phase 1, phase 2 and phase 3 trials. We continue to scale research use of rich TCR and BCR data and to increase penetration in later stage, larger clinical trials, including more phase 3 trials.

Drug Discovery

In Drug Discovery, we use our proprietary capabilities to discover new drug targets and develop TCR or antibody therapeutic assets to those targets in commercially attractive indications. We are focusing our drug discovery efforts mainly on cancer and autoimmunity, and we are advancing programs to either partner or develop drug candidates on our own.

Our proprietary TCR therapeutics discovery process characterizes TCRs against antigens for use in the development of therapeutics. In December 2018, we entered into an exclusive collaboration with Genentech to leverage this capability for the development of cellular therapies in oncology. We are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use TCRs screened by our immune medicine platform to engineer and manufacture cellular medicines.

In addition to our partnership in oncology cell therapy with Genentech, we are expanding our drug discovery efforts in autoimmunity where we believe we are uniquely positioned to make important contributions. In autoimmune disorders, disease specific antigens are not well-known and treatment protocols are largely limited to general anti-inflammatory drugs, indicating a significant opportunity to develop therapeutics in this area to restore patient immune balance. Therefore, we are leveraging our unique capabilities to identify specific targets that are causative of the disease, particularly in MS and IBD. Our expertise is based on our ability to find HLA presented, disease specific epitopes that T cells hit naturally. We are also developing novel mechanisms against those targets by leveraging the TCR discovery capabilities we developed for GNE and the antibody discovery capabilities we built and confirmed for COVID-19. Our next step is to generate data that enable us to continue with these drug discovery programs either in partnership or on our own.

High unmet clinical need... | Drug Discovery efforts to meet the need

Cancer

- Cell therapy in heme with early success
- Cell therapy in solid tumors is the next frontier

Drug discovery effort	Indication / scope	Partner / approach
TCR Cell Therapy	**Shared Private**	Genentech (A Member of the Roche Group)

Autoimmune disorders

- Efforts underway to discover disease-specific targets
- Opportunity to bring precision medicine to patients with autoimmune disorders

Drug discovery effort	Indication / scope	Partner / approach
Novel Targets	**IBD, MS**	Partner/(co)Develop
TCR Tx	**Against novel targets**	Partner/(co)Develop
Antibody Tx	**Against novel targets**	Partner/(co)Develop

TCR Discovery for Cellular Therapy

We have developed a high-throughput TCR screening process that allows for the discovery of antigen-specific TCRs that occur in low frequencies in healthy individuals. We believe this provides a set of naturally-occurring TCRs with a more favorable safety profile in comparison to engineered TCRs. We then further characterize these naturally-occurring TCRs for binding avidity and cytotoxic potency. To date, we have identified and characterized to different stages more than 5,000 unique antigen-specific, paired TCRs against 600 different clinically relevant targets, constituting our pipeline of possible clinical candidates. We complete a data package for each characterized TCR that we believe meets the thresholds for therapeutic evaluation. These thresholds are divided into a series of seven key steps covering antigen specificity, functional avidity, cytolysis and safety assessment. A package is considered complete when the TCR meets the rigorous criteria for all seven steps and the data are compiled to support an IND package. For the shared product, we delivered three TCR fully characterized data packages against validated neoantigen targets, and Genentech selected the first neoantigen TCR to advance as a potential cell therapy product. Our high-throughput screening technologies enable us to discover TCRs against any type of antigen which opens up the potential to develop novel TCR-mediated cellular therapies for any type of cancer. As compared to cellular therapies that target T cell surface antigens that are not specific to cancer, we believe our approach to TCR cellular therapies may mitigate the risk of off-target side effects. Therefore, we believe our approach may be applicable to the vast majority of solid tumors, even those where the tissue of origin is vital to survival such as lung or renal.

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

Strategic Collaboration with Genentech

Through our worldwide collaboration and license agreement with Genentech, we plan to develop, manufacture and commercialize novel neoantigen directed T cell therapies for the treatment of a broad range of cancers to advance the next generation of cellular therapies in oncology. We are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use TCRs screened by our immune medicine platform to engineer and manufacture cellular medicines:

•
Shared Products. In 2021, we completed an assessment of efficacy and safety data to enable a decision to select our lead TCR candidate. Following review of this data in 2022, Genentech selected this TCR candidate to progress as a potential therapeutic product candidate. Also, by the end of 2022, we delivered two additional TCR fully characterized data packages against validated neoantigen targets to Genentech for their consideration.
•
Personalized Product. In the second half of 2020, we started screening blood from cancer patients to identify TCRs specific to a patient’s tumor mutations. During 2021 and 2022, we successfully completed proof of concept by identifying and characterizing patient specific TCRs to each patient’s unique tumor mutations. We also completed initial end-to-end test runs as a foundation for the private product process and our next steps are to complete the product prototype as we move towards IND readiness. We also believe our dedicated prototype lab in South San Francisco is well positioned to advance our collaboration goals with Genentech.

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

Target Discovery

We believe we have the capacity to continuously discover new targets and develop TCR and antibody-based therapeutics against those targets. Our approach is to discover and develop TCR or antibody therapeutics to validated targets that T cells hit naturally. These targets are known as HLA-presented disease specific epitopes, which we are discovering and validating using our immune medicine platform. In autoimmune disorders, disease specific antigens are not well-known and treatment protocols are largely limited to general anti-inflammatory drugs, indicating there is a significant opportunity to develop therapeutics in this area to restore patient immune balance.

Antibody Discovery: Neutralizing Antibodies

Our antibody discovery process, similar to our TCR therapeutics process, leverages our high-throughput capabilities to screen millions of BCRs to identify unique antibodies from human blood. Our first proof of concept is for patients who are actively fighting or have recently recovered from COVID-19. In just several months, we collected blood from over 300 patients and hundreds of thousands of antibodies, of which we synthesized and characterized over 3,300 antibodies to various parts of the SARS-CoV-2 virus. To date, we identified several candidates that neutralize live virus at very low concentrations, which means that a very small amount of each of these antibodies is able to block the virus from infecting cells. Using our antibody discovery method, we identified several lead antibody candidates that strongly bind to different parts of the virus. Our growing portfolio of novel antibodies includes candidates that bind to many parts of the virus, including the classic RBD region, S1, Trimer and S2.

NAb clone	Spike Region	Binding EC_{50} (Pm)	Live Virus Neutralization Average IC_{50} (pM)
ADPT02564	RBD	23	23
ADPT03091	RBD	30	55
ADPT04441	RBD	50	58
ADPT02606	Trimer (non-RBD)	57	13
ADPT01814	S2	77	Pending
Control	RBD	150	827

Importantly, our antibody discovery approach is differentiated from other groups because of its scale and throughput, which allows us to identify a much broader set of naturally-occurring, fully human antibody candidates to select the best ones for clinical development. We are leveraging and optimizing our antibody discovery capabilities against a variety of disease states, including in autoimmunity, where there is an unmet need.

T-Detect

We believe the adaptive immune system presents an ideal model for diagnostic tools for early or accurate detection of disease. In many cases, treatment is typically most effective early in the course of a disease, when there is a minimal amount of disease-specific antigen present. TCRs recognize this very small amount of antigen before it is detectable by conventional methods and then they expand exponentially. Given this large response in proportion to the small amount of antigen present, we believe we will be able to see this signal of disease much sooner than is possible with other available methods of early disease detection. Additionally, the ability to rapidly and accurately identify the cause of non-descript symptoms may increase efficiency and compress the timeline between symptom and diagnosis, thus reducing the diagnostic odyssey that patients often endure in the current diagnostic paradigm. Through iterative data generation efforts, we continue to improve the accuracy of the TCR signatures of each disease by running blood samples from healthy donors, collaborating on retrospective studies with control groups in select disease states, and leveraging our database for additional sequences to include in the TCR signatures.

To date, we have launched T-Detect for two indications, COVID and Lyme. We launched T-Detect COVID in December 2020. The T-Detect COVID test is a novel T-cell based assay that has demonstrated high percent positive and percent negative agreement (PPA and NPA) to identify or exclude prior SARS-CoV-2 infection in PCR-confirmed SARS-CoV-2 cases and lack of cross-reactivity to several viral and respiratory pathogens. In March 2021, the FDA issued an EUA for T-Detect COVID to confirm recent or prior SARS-CoV-2 infection. We believe the EUA was key to educating the FDA about the value of this new class of T-cell testing. We launched T-Detect Lyme in June 2022, primarily targeting symptomatic adult patients for early diagnosis. By making T-Detect Lyme available in our CLIA lab, we were also able to implement end-to-end and CLIA workflows. In 2022, we paused sales of both T-Detect indications. Our first two T-Detect tests represented validation of T-Detect's clinical testing capability in infectious diseases, but the cost is high to commercialize and improve signals one indication at a time through self-pay customers. Therefore, we decided to defer further commercialization until we have multiple signals with strong enough data to impact physician behavior and a clear path to reimbursement. Importantly, the underlying immune receptor data we have generated in many disease states is being leveraged to support our focused efforts on IM Pharma Services and in Drug Discovery. We continue to enhance these data as we advance our target and drug discovery efforts in cancer and autoimmune disease.

Additional Developments

In response to the COVID-19 pandemic in 2020, we collaborated with Microsoft to create the ImmuneCODE program to map the T cell response to SARS-CoV-2 across the global population. We leveraged the existing capabilities of our high throughput platform to generate T cell data from over 9,000 samples to understand the adaptive immune response to COVID-19. Another successful proof of concept for our platform is our licensing agreement with Nykode Therapeutics ASA (“Nykode”), in which virus-specific T cell epitopes identified by our platform were used to inform the design and development of SARS-CoV-2 vaccine candidates. In September 2022, Nykode announced positive clinical results from the Phase 1/2 open label, dose escalation trial of its vaccine candidate, which induced broad and strong T cell responses against both spike antigens and non-spike antigens, and it was safe and well-tolerated at all three dose levels. We believe this study demonstrates an important proof of concept for our platform to identify T cells against selected antigens to induce a powerful immune response.

Our People and Culture

Our employees, internally referred to as “Adapters,” are passionate about immune medicine, empowered by scientific discipline and fueled by our foresight and curiosity about the adaptive immune system.

As of December 31, 2022, we had 790 full-time employees of which 147 hold medical or doctoral degrees. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe relations with our employees are good.

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
•
Have fun. Fun makes everything better.

We believe our employees are highly engaged, and we were recognized consecutively from 2018 to 2022 by the Puget Sound Business Journal as one of Washington State’s Best Places to Work. We were also nationally certified as a Great Place to Work in 2021 and 2022.

Diversity and Inclusion

We pride ourselves on inclusive team building, product design and gender diversity at all levels of management. We are committed to creating and maintaining a culture of belonging. In 2022, we expanded and implemented several diversity and inclusion initiatives. We continued to provide quality DEI programming through Employee Resource Groups (“ERGs”) including Women@Adaptive, Adaptive PRIDE, Black Adapter Network and Asian Pacific @ Adaptive and Sustainability @ Adaptive, and in 2022, we launched the Veteran and Military Families ERG. We also brought in Neurodivergent training for Adapters. We continued to explore diversity sourcing programs and partnerships, and we expanded our diversity training to a growing population of hiring managers. We also integrated hidden bias training into our Leader of People Program. Our Equity Advisory Council of senior leaders maintained a strategic focus on clinical studies, commercial engagement, recruiting, and retention through a diversity and inclusion lens. In November 2021, we received a Corporate Equality Index (CEI) score of 95/100 from the Human Rights Commission. Our score of 95 is an increase of 20 points from 2020s CEI score. We successfully executed a second year of our STEM minority mentoring partnership with University of Washington. We also announced an internship program for SPIN Girls, a transformative local program that builds leadership and provides immersive STEM experiences for high school girls.

Compensation and Benefits

We strive to provide compensation and benefits that are competitive to market and create incentives to attract and retain employees. Our compensation package includes market-competitive base pay, performance-based short-term incentives, health care, retirement benefits, paid time off and family leave. In addition, we offer employees the benefit of equity ownership in the Company through restricted stock unit awards. We also provide access to a variety of health and wellness resources, with special attention paid to post-pandemic mental health in 2022. This year also saw the winners of our annual Adaptive Leadership Awards announced, recognizing and celebrating those who best embody our Adaptive Leadership Principles.

Employee Development & Training

We prioritize employee development and training and have established programs to support a culture of employee development. Specifically, in 2022, we offered multiple learning solutions, including DayOne our new Adapter onboarding program, our Leader Orientation Program, our Leader of People Program, our Leader of Leaders program and our L-re:combinator Fellowship Program. All of our leadership development programs are multi-week, blended learning courses that feature self-paced online learning and live virtual training. DayOne focuses not just on HR and compliance orientation, but cultural onboarding with small group interactions with our Chief Executive Officer, cultural ambassadors and fellow new Adapters.

In 2022, 172 Adapters attended leadership development programs. 71% of Adaptive’s people leaders have attended at least one leadership training course. 253 Adapters completed DayOne. In our annual employee survey, Adaptive Listens, Adapters generally judged our managerial corps as one of Adaptive’s strengths for the second year in a row, a sign that investing in their development is translating into real-world results.

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

In February 2019, we received a $300.0 million upfront payment from Genentech. We also may be eligible to receive approximately $1.8 billion over time, including payments of up to $75.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones, and up to $1.4 billion upon the achievement of specified commercial milestones. Genentech will also pay us tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of the Shared Products and the Personalized Product arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. For the year ended December 31, 2022, 2021 and 2020, the Genentech Agreement accounted for 33.9%, 40.2% and 53.7% of our revenue, respectively.

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

Revenue Interest Purchase Agreement

In September 2022, we entered into a Revenue Interest Purchase Agreement (the "Purchase Agreement") with OrbiMed Royalty & Credit Opportunities IV, LP ("OrbiMed"), an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchasers”). Pursuant to the Purchase Agreement, we received $124.4 million from the Purchasers (the "First Payment"), net of expenses. We will also be entitled to receive up to $125 million in subsequent installments as follows: (i) $75 million upon our request occurring no later than September 12, 2025 (the “Second Payment”) and (ii) $50 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025 (the “Third Payment”), in each case subject to certain funding conditions. To secure our obligations under the Purchase Agreement, we and our subsidiaries have granted OrbiMed a security interest in our core platform technology assets, subject to certain customary exclusions, as defined in the Purchase Agreement.

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

For the year ended December 31, 2022, we incurred debt issuance costs of $0.6 million and interest expense of $4.2 million under the Purchase Agreement.

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

In order to process samples submitted to us using immunoSEQ or clonoSEQ, we utilize a combination of proprietary primer mixes and commercial materials, including a multiplex PCR master mix, enzymes, high throughput multi-cycle sequencing reagents and other materials, which we obtain and assemble as needed from various third-party vendors on customary terms. A number of our processing steps utilize automated equipment to help ensure consistency and efficiency. Sequencing is performed using the Illumina NextSeq System, which we have appropriately qualified for the intended uses of our products and services. We also work with a third-party vendor to manufacture our immunoSEQ RUO kit using our proprietary primer mix and other materials. We also use Illumina to develop IVD kits and provide related support for clonoSEQ, pursuant to a September 2019 development and supply agreement with a six-year term and payments to Illumina based on Illumina achieving milestones and revenue share payments ranging from a low to mid-single digit percentage of future net sales, subject to customary reductions.

For our TCR-Antigen Map and drug discovery initiatives, we conduct our operations at our laboratories in Seattle, Washington and South San Francisco, California. These laboratories have cell sorting, tissue culture and other processing equipment.

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

As of December 31, 2022, we owned or controlled 470 active patents and patent applications whose claims are intended to cover what we do, what we plan to do and what others might do to compete with us. From our earliest patent filings in 2009, our portfolio has been tailored to reflect our efforts to harness the adaptive immune system for research, diagnostic and therapeutic applications. Our patent claims extend to not only adaptive immune receptor molecules, but also to uniquely powerful techniques for sequencing immune cell receptors, determining clonality and immune competency, diagnosing disease, predicting responses to immunotherapy and identifying new drug candidates. Our granted patent protection generally expires in years ranging from 2029 to 2040.

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

Intellectual Property Portfolio by the Numbers

As of December 31, 2022, our intellectual property portfolio consisted of the following:

•
799 patent applications filed worldwide directly or in conjunction with a co-owner or licensor since 2009;
•
40 pending patent applications;
•
429 issued patents across our immune medicine platform;
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
•
1 patent family directed to SARS-CoV-2 vaccines;
•
3 patent families directed to gene sequencing technology; and

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

Methods of Measuring Adaptive Immunity

In 2009, a U.S. provisional patent application was filed to pursue protection for immunosequencing by our co-founder, Dr. Harlan Robins. The invention broadly relates to methods for assessing the adaptive immune system status of individuals. Rearranged V and J segment genes of TCRs or BCRs are targeted as biomarkers for assessing the status of the immune system at one or more points in time. Granted claims extend to the use of particular sets of amplification primers, while pending claims are being pursued to capture additional assessment techniques. Licensed exclusively to us by Fred Hutch, the application has since spawned more than 31 additional patent applications, many of which have been granted as of December 31, 2022, including U.S. Patent No. 9,809,813.

Optimizing Nucleic Acid Amplification Reactions

Amplification of nucleic acids can result in over- or under-representation of the amplified molecules, misrepresenting the number present in the source material, such as a blood sample. Dr. Robins invented a method to correct for such bias, thereby improving the precision of PCR-based quantification of TCR and BCR coding sequences in a sample. The claimed approach utilizes synthetic templates, reflecting nucleic acid sequences for rearranged V and J receptor segments in the sampled cells. More than 28 related patent applications have since been filed, many of which have been granted as of December 31, 2022, including U.S. Patent Nos. 9,371,558 and 10,214,770.

Diagnosing and Monitoring Disease

In connection with our acquisition (“Sequenta Acquisition”) of Sequenta, Inc (“Sequenta”) in 2015, we purchased Sequenta’s extensive patent portfolio. The portfolio includes 124 patent applications which disclose and claim methods to identify and quantify T cell-based immune responses to antigen exposure using NGS. TCR and BCR DNA, RNA or cell-free DNA from samples, including blood and bone marrow, are used to detect, prognose and monitor disease, including autoimmune disease, infection and cancer. More than 112 patents have been granted in the portfolio as of December 31, 2022, including U.S. Patent Nos. 8,628,927 and 8,236,503.

Our diagnostic methods also apply to the detection of MRD (the target of our B cell-based clonoSEQ diagnostic test for assessing how disease burden changes in response to treatment or during remission) and T-Detect (our T cell-based diagnostic tests). Multiple patents have been granted from additional applications relating to MRD assessment, diagnostic methods and diagnostically significant TCRs filed by us, including U.S. Patent Nos. 9,824,179 and 11,047,008. Additional patent applications are pending to TCR-based diagnostic signals in specific indications, including COVID-19.

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

MIRA

We developed and are pursuing patent protection for bioinformatic-based methods to determine the antigen specificity of TCRs by exposing T cells to a panel of multiple antigens. Antigen exposure can be performed by incubation or presentation; for example, it can be performed via recombinant expression in another cell. These methods may also be used to pair the two TCR chains as well as to identify high avidity TCRs. Several patents have been granted as of December 31, 2022, including U.S. Patent No. 10,066,265.

pairSEQ

In nature, TCRs and BCRs exist as a heterodimer of paired chains, each of which is encoded on a different chromosome. Immunosequencing reveals the nucleotide structure of each individual chain, but not which chains match as cognate pairs. We developed and are pursuing patent protection for multiple bioinformatic-based approaches to pairing the two chains of TCRs and BCRs, including one deployed in our pairSEQ technique. Our methods also allow for identification of receptor chain pairs which are specific to particular antigen targets. Over fifty related patent applications have been filed, nearly half of which have matured into granted patents as of December 31, 2022, including U.S. Patent No. 10,077,478.

Assessing Responsiveness to Immunotherapy

Leveraging our immunosequencing technologies, we developed methods for predicting responses to immunotherapy, vaccines and infection. To those ends, rearranged TCR or BCR sequences are quantified and their levels or frequencies compared at different points in time. More than 20 related patent applications have been filed, most of which have been granted as of December 31, 2022, including U.S. Patent No. 10,221,461.

Therapeutic Antibodies

We developed a therapeutic antibody discovery process called TruAB from which neutralizing antibodies to SARS-CoV-2 have been produced. A patent application to these antibodies was filed in 2020 and is pending.

Vaccines

Together with our partner Nykode, we filed a patent application which is pending and directed to COVID-19 vaccines, the development of which was informed by our immunosequencing-based drug discovery efforts.

Therapeutic TCRs

We have a granted patent application to TCRs responsive to WT-1 antigens with potential utility in cell therapy against WT-1 related cancers. We are also pursuing a patent application to TCRs responsive to other cancer antigens which are of interest in our collaboration with Genentech.

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

Clinical Diagnostics in the United States

Our first diagnostic product, clonoSEQ, was granted marketing authorization by the FDA for the detection and monitoring of MRD in bone marrow samples in patients with MM and ALL under the de novo process in September 2018, which classified clonoSEQ and future DNA-based tests to measure MRD in hematological malignancies as Class II devices, as explained further below. In August 2020, we received FDA clearance for clonoSEQ, following a 510(k) submission, for CLL in bone marrow as well as blood samples. We submitted a 510(k) premarket notification for ALL from blood samples in February 2021 and are actively advancing validation studies in certain NHL sub-types.

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

In addition, certain state laws govern the privacy and security of health information and personal information. Some of the state laws governing health information privacy and security are more stringent than HIPAA (including providing for patient enforcement of these state laws) and often differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. There has also recently been an influx of state privacy and security laws that introduce similar compliance complexities, including the California Consumer Privacy Act in combination with the California Confidential Medical Information Act and the California Privacy Rights Act, the Colorado Privacy Act and the Virginia Consumer Data Protection Act. In addition, there are state breach notification laws in every state, as well as in D.C., Guam and Puerto Rico. Failure to comply with these laws, where applicable, can result in the imposition of significant civil or criminal penalties and private litigation as further detailed in our Risk Factors.

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

In addition to laws that directly impose privacy and data protection obligations on companies, there is also a growing interest in laws and regulations that govern data areas that are related to, but not completely related to data privacy. One area of these laws relates to use and testing of genetic and genomic data. In addition to the federal Genetic Information Nondiscrimination Act, there are a number of state laws that have recently passed (e.g., the California Genetic Information Privacy Act) and that continue to make appearances on states’ legislative schedules. There have been similar draft bills at the state level that would regulate machine learning, artificial intelligence, the Internet of Things, and human specimen use. There have been similar trends internationally, such as ongoing public consultations in the European Union on the Digital Governance Act and an Artificial Intelligence Regulation.

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

The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal governmental payor program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has defrauded the federal government by submitting a false claim to the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. Qui tam complaints are filed under seal, and the cases may progress for a number of years before a complaint is unsealed and a healthcare provider or supplier becomes aware of its existence. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each false claim. The False Claims Act is the federal government’s primary civil tool in healthcare fraud cases. False Claims Act liability is not limited to direct providers of health items or services. The government has asserted liability under the False Claims Act against manufacturers and other third parties who caused another party to file a false claim.

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

In Europe, various countries have adopted anti-bribery laws providing for severe consequences, in the form of criminal penalties or significant fines, for individuals or companies committing a bribery offence. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation. For instance, in the United Kingdom, under the Bribery Act 2010, which came into effect in July 2011, a bribery offense occurs when a person offers, gives or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the Bribery Act 2010. Under this regime, an individual found in breach of the Bribery Act 2010 faces imprisonment of up to 10 years. In addition, the individual can be subject to an unlimited fine, if found to have committed an offense, as can commercial organizations that are found to have failed to prevent bribery. In 2016, France passed an anti-bribery and compliance law (“Sapin II”), and the French anti-corruption agency (“AFA”) was established. The Sapin II law makes it compulsory for companies within the scope of the law to implement internal procedures to fight corruption. One of the items that must be prepared is a corruption risk map, as well as an anti-corruption code of conduct. These documents are subject to investigation by the AFA and failure to comply with the requirements can lead significant fines for companies and executives.

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

Summary of Risk Factors

Generally, the risks described below relate to the following:

•
our significant net losses since inception, expected net losses in the future and need for significant investments in products and services, as well as our ability to manage operating expenses in light of profitability goals;
•
our ability to leverage our immune medicine platform to discover, develop, and commercialize additional products and services may not be successful;
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
•
the effects of health epidemics in regions where we or third parties on which we rely have significant laboratory operations, manufacturing facilities, concentrations of clinical trial sites or other business operations;
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

We have incurred significant losses since our inception. For the year ended December 31, 2022, 2021 and 2020, we incurred a net loss of $200.4 million, $207.3 million and $146.2 million, respectively. As of December 31, 2022, we had an accumulated deficit of $919.1 million. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering, and, to a lesser extent, revenue as well as entry into the Purchase Agreement. We expect to continue to incur significant expenses and operating losses as we continue to invest in the development of products and services utilizing our immune medicine platform to support the validation of additional clinical diagnostic and therapeutic products and services. We will need to generate significant additional revenue to achieve and sustain profitability.

If we are not successful in leveraging our immune medicine platform to discover, develop and commercialize additional products and services, our ability to expand our business and achieve our strategic objectives would be impaired.

A key element of our strategy is to leverage our immune medicine platform to discover, develop and potentially commercialize additional products and services beyond our current portfolio to diagnose and treat various disease states. In particular, for clonoSEQ we are attempting to generate sufficient clinical evidence to support the utility of MRD in additional lymphoid cancers beyond ALL, MM, CLL, and DLBCL while also demonstrating the clinical utility of blood as a sample type for all lymphoid cancers. If we are unable to generate compelling evidence supporting clonoSEQ use in other indications or sample types, our platform may face a broader obstacle to using our immunosequencing data for commercially viable products and services.

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

We are seeking to leverage our immune medicine platform to develop a pipeline of future disease-specific research, diagnostic and therapeutic products and services. For example, we are developing our TCR-Antigen Map with a view toward continually generating signals and advancing target discovery. In addition, we are developing certain therapeutic product candidates under our collaboration agreement with Genentech by leveraging our platform to identify TCRs that can be engineered into personalized cellular immunotherapies. In 2022, we paused T-Detect commercialization efforts in individual indications after launching T-Detect COVID and T-Detect Lyme. Each indication of T-Detect required significant commercial and regulatory investments to bring to market. Other developments may also incur significant expenses to advance, and may not be successful, which may have a material adverse effect on our expenses or revenue.

Developing new products and services is a speculative and risky endeavor. Products or services that initially show promise may fail to achieve the desired results or may not achieve acceptable levels of analytical accuracy or clinical utility. We may need to alter our products in development and repeat clinical studies before we identify a potentially successful product or service. Product development is expensive, may take years to complete and can have uncertain outcomes. Failure can occur at any stage of the development. If, after development, a product or service appears successful, we or our collaborators may, depending on the nature of the product or service, still need to obtain FDA and other regulatory clearances, authorizations or approvals before we can market it. The clearance, authorization or approval pathways at the FDA and other regulatory authorities are likely to involve significant time, as well as additional research, development and clinical study expenditures. The FDA or other regulatory authorities may not clear, authorize or approve any future product or service we develop. Even if we develop a product or service that receives regulatory clearance, authorization or approval, we or our collaborators would need to commit substantial resources to commercialize, sell and market it before it could be profitable, and the product or service may never be commercially successful. Additionally, development of any product or service may be disrupted or made less viable by the development of competing products or services.

Finally, we are attempting to leverage our immune medicine platform to discover and develop potential antibody therapies, which have been informed by our prior investments in producing, collecting and analyzing data related to COVID-19. Our efforts in this area are early and continue to evolve and mature continuously as we augment our databases and pool of knowledge. As we continue to collect and analyze additional data, we may find that our initial hypotheses regarding any disease state which is a target for antibody discovery is not supported by a larger data set or further analysis. If our beliefs regarding the effectiveness of our antibody discovery capabilities are incorrect, that could have a material adverse effect on the market for our products and services.

New potential products and services may fail at any stage of development or commercialization and if we determine that any of our current or future products or services are unlikely to succeed, we may abandon them without any return on our investment. If we are unsuccessful in developing additional products or services, our potential for growth may be impaired.

Our efforts to develop products leveraging our TCR-Antigen Map may not be successful, and it may not yield the insights we expect at all or on a timetable that allows development or commercialization of new diagnostic and therapeutic products.

We are leveraging our collaboration with Microsoft to develop our TCR-Antigen Map. Together we are using immunosequencing, proprietary computational modeling and machine learning to map TCR sequences to the antigens they bind. However, we may not be successful in developing a comprehensive TCR-Antigen Map for any number of reasons including difficulty accessing required sample sets to validate signals and complications in advancing algorithmic-based methods that accurately define TCR signatures to be validated. As a result, it may require significantly more time and resources for us to determine how to use machine learning to accelerate our mapping process, which could adversely impact our ability to develop or commercialize new diagnostic products or services. In addition, even with the aid of machine learning, we expect the TCR-Antigen Map to take us several years to fully develop.

The TCR-Antigen Map we are developing may not yield clinically actionable insights on a timetable that is commercially viable, or at all. Our goal is to leverage the TCR-Antigen Map in connection with drug discovery and development as well as to enable early or accurate detection across a broad range of diseases.

In pursuit of developing new diagnostic tests, we established proof of concept for use of TCRs in diagnosis by confirming signals for SARS-CoV-2, acute Lyme disease, Crohn’s disease, celiac disease and multiple sclerosis. We have also identified early signals in ulcerative colitis and rheumatoid arthritis and we will seek to confirm those signals in ongoing validation work. We will also seek to identify new signals in other select autoimmune disorders, neurodegenerative disorders, or other diseases.

In pursuit of discovering and developing new drugs, we will leverage our immunomics database and further develop our TCR-Antigen Map through the discovery of potential new drug targets (antigens). Our focus is on identifying and validating targets in indications with high unmet medical need, including autoimmune disorders, cancer, infectious diseases, and neurodegenerative disorders. Once we have a validated target, we will use our immune medicine platform and our growing TCR-Antigen Map to support development of TCR-based, antigen-based, and antibody-based therapeutic modalities.

We have agreed to exclusively use Microsoft's immunomics artificial intelligence services for TCR-antigen mapping in connection with all of our technology, products and services developed as a direct result of our collaboration with Microsoft throughout the term of the Microsoft Agreement. As with many innovations, the use of artificial intelligence presents risks and challenges, including flawed algorithms or insufficient or biased datasets. Challenges inherent to the use of artificial intelligence or specific to Microsoft's artificial intelligence systems could adversely impact the reliability of our data and subject us to delays and competitive harm, regulatory action, or legal liability, as well as brand or reputational harm.

If our computational modeling and machine learning efforts do not accelerate the pace at which we can validate association of TCR sequences to the antigens they bind, the timetable for our business model may not be commercially viable. Even if we can accelerate this timeline, our products and services derived from our novel technologies may have product or service level errors. If we are unable to make meaningful progress in our TCR-Antigen Map and successfully use it to develop and commercialize new diagnostic and therapeutic products or services, our business and results of operations will suffer.

We are exposed to risks associated with our agreement with Genentech, and we may not realize the advantages we expect from it.

In December 2018, we entered into the Genentech Agreement with the goal of accelerating the development and commercialization of novel cancer-specific antigen and neoantigen directed T cell therapies for the treatment of a broad range of tumor types. Under the terms of the Genentech Agreement, we received $300.0 million in an initial upfront payment in February 2019 and may be eligible to receive approximately $1.8 billion in additional payments over time upon achievement of specified development, regulatory and commercial milestones. In addition, Genentech will pay us royalties on sales of products commercialized under the agreement. We may not be successful in achieving these milestones, and products developed under the Genentech Agreement may not be commercialized in the timeframe we expect, achieve significant sales, or be commercialized at all.

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

We have limited experience with the development of cellular therapeutics, and no experience with the commercialization, marketing and distribution of cellular therapeutics. Our therapeutic product candidates are at an early stage of discovery and development under our Genentech collaboration, and we are continuing to develop our process being used under that collaboration to develop TCR-based cellular therapies for the treatment of cancer. Under our Genentech collaboration, Genentech has invested significant financial resources to develop future TCR-based cellular therapies, including conducting preclinical studies and other early research and development activities, and providing general and administrative support for these operations. Our future success is dependent on our and Genentech’s ability to successfully develop therapeutic product candidates and advance those product candidates into the clinic, and Genentech’s ability, where applicable, to obtain regulatory and marketing approval for, and then successfully commercialize, cellular therapeutics. We and Genentech have not yet developed and commercialized any cellular therapeutics, and we may not be able to do so.

We currently use, and in the future expect to increase our use of, collaborators for several aspects of our operations as well as to commercially leverage our drug discovery platform, and if we cannot maintain current and enter new relationships with collaborators, our business will suffer.

We have limited resources to conduct our operations in both the MRD and IM business areas, and have not yet fully established infrastructure for sales, marketing or distribution in connection with all of our products and services. We have entered into collaboration agreements under which our collaborators have provided, and may in the future provide, funding and other resources for developing and potentially commercializing our products and services. For example, we have entered into the Genentech Agreement, with the goal of accelerating the development and commercialization of T cell therapies for the treatment of a broad range of tumor types, and the Microsoft Agreement, which provides us with access to Microsoft’s research and machine learning technologies that we are using to develop our TCR-Antigen Map.

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

We are also pursuing additional drug discovery and development opportunities with our pharmaceutical services collaborators to develop and commercialize TCR-based, antigen-based, and antibody-based therapeutic modalities. Many of these collaborations provide us with upfront and milestone payments. We may not succeed in identifying therapeutic assets in these collaborations and our collaborators may not succeed in developing and commercializing such assets, which may cause us not to realize the expected monetary benefits of the collaborations.

Our future success depends in part on our ability to maintain these relationships and to establish new relationships. Many factors may impact the success of such collaborations, including our ability to perform our obligations, our collaborators’ satisfaction with our products and services, our collaborators’ performance of their obligations to us, our collaborators’ internal priorities, resource allocation decisions and competitive opportunities, the ability to obtain regulatory approvals, disagreements with collaborators, the costs required of either party to the collaboration and related financing needs, and operating, legal and other risks in any relevant jurisdiction. In addition to reducing our revenue or delaying the development of our future products and services, the loss of one or more of these relationships may reduce our exposure to research, data, clinical trials or computing technologies that facilitate the collection and incorporation of new information into our clinical immunomics database and TCR-Antigen Map. All of the risks relating to product and service development, regulatory clearance, authorization or approval and commercialization described herein apply to us derivatively through the activities of our collaborators.

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

Significant additional research and development and, in certain instances, clinical trials or validation will be required before we or our collaborators can potentially seek regulatory clearance, authorization or approval for, or commercialize any of our products or services in development.

We are developing a pipeline of immune-driven diagnostics and therapeutics, including cellular therapies in oncology, but significant additional research and development activities and clinical trials or validations could be required before we and our collaborators will have a chance to achieve additional commercially viable products. Our research and development efforts remain subject to all of the risks associated with the development of new products and services based on immune-driven diagnostics and immune-mediated therapies. Development of the underlying technology may be affected by unanticipated technical or other problems, among other research and development issues, and the possible insufficiency of funds needed to complete development of these products and services. Safety, regulatory and efficacy issues, clinical hurdles or other challenges may result in delays and cause us to incur additional expenses that would increase our losses. If we and our collaborators cannot complete, or if we experience significant delays in developing, our clinical diagnostics or therapeutics, including cellular therapies, T-cell based vaccines or antibody discoveries, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

Prior to obtaining regulatory clearances, authorizations or approvals for the commercial sale of any new therapeutic products or services, we must demonstrate that our products and services are both safe and effective for use in each target disease indication. Clinical studies may be necessary to demonstrate that a product or service is safe and effective. Clinical testing or validation is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time. For therapeutics, the results of preclinical studies and early clinical trials of products and services in development may not be predictive of the results of later-stage clinical trials, and initial success in clinical trials may not be indicative of results obtained when clinical trials are completed. There is typically an extremely high rate of failure as therapeutic products in development proceed through clinical trials. Products in later stages of clinical trials or validation also may fail to show the desired safety and efficacy profile despite having progressed through non-clinical studies and initial clinical trials or validations. Any delays in the development of our products and services may harm our business, financial condition and prospects significantly.

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
•
our ability to successfully integrate the clonoSEQ assay into the Epic's electronic medical records database or other data or records management systems which facilitate patient or clinician access;
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

In particular, we have purchased and rely on the Illumina NextSeq System. Illumina supplies us with reagents that have been designed for use solely with this sequencer and Illumina is the sole provider of maintenance and repair services for the Illumina NextSeq System. We also license our laboratory information management software from Illumina and receive services from Illumina related to that software. We believe there are only a few other equipment manufacturers that are currently capable of supplying the equipment necessary for our laboratory operations, including sequencers and various associated reagents. The use of sequencers manufactured by a company other than Illumina would require us to alter our laboratory operations. Transitioning to and qualifying a new sequencer would be time-consuming and expensive, may result in interruptions in our laboratory operations, could affect the performance specifications of our laboratory operations or could require that we revalidate the reagents of our immunoSEQ kits, immunoSEQ services or clonoSEQ diagnostic testing services, and could require us to obtain additional clearance, authorization, approval, accreditation, or licensure for the changes. We may not be able to secure and implement alternative sequencers, associated reagents and other materials without experiencing interruptions in our workflow. In the case of an alternative supplier to Illumina, any replacement sequencers and various associated reagents may not be available or may not meet our quality control and performance requirements for our laboratory operations. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment and reagents we require for our products and services, our business, financial condition, results of operations and reputation could be adversely affected. In addition, Illumina is not obligated to meet all of our requirements for reagent supply. In the event Illumina ceases or slows its production of, or is otherwise unwilling or unable to continue to supply the sequencer reagents necessary for and currently used in our business at or near current pricing, we may be required to purchase different reagents from Illumina or to purchase from a different reagent vendor under terms and conditions which could be less favorable to us. Any disruption in Illumina’s operations or the suppliers of our reagents, materials or other equipment could impact our supply chain and laboratory operations of our immune medicine platform and our ability to conduct our business and generate revenue.

We have limited experience in marketing and selling certain products and services, and if we are unable to expand our direct sales and marketing force or partner with collaborators in certain product areas and markets to adequately address our customers’ needs, our business may be adversely affected.

We have no experience marketing and selling therapeutic products and services. Accordingly, we or our drug discovery and development collaborators may not be able to market and sell our current or future products and services effectively enough to support our planned growth.

Our sales and marketing efforts are targeted at a large and diverse market with highly specialized segments, including department heads, laboratory directors, principal investigators, core facility directors, clinicians, payors and research scientists and pathologists at leading academic institutions, biopharmaceutical companies, research institutions and contract research organizations. As a result, we believe it is necessary for our sales representatives to have relevant, specialized market experience. Competition for experienced sales and marketing personnel is intense, and new members of our sales organization may require intense training to apply their experience and expertise to our products and services. We may not be able to attract and retain personnel or be able to build or adequately train an efficient and effective sales organization, which could negatively impact sales and market acceptance of our clinical diagnostics and limit our revenue growth and potential profitability.

We established a collaboration with Genentech for the research, development, marketing, promotion, distribution and sale of TCR-based cellular therapies for the treatment of cancer. Under the Genentech Agreement, Genentech has the sole right and authority to commercialize products developed under that agreement. It will be Genentech’s responsibility to locate, qualify and engage distribution partners, clinicians and local hospitals with industry experience and knowledge to effectively market and sell products developed under that agreement. Genentech may not be able to engage distribution partners, clinicians or hospitals on favorable terms, or at all. If Genentech’s sales and marketing efforts with respect to products developed under the Genentech Agreement are not successful, we may not achieve significant market acceptance for our drug discovery services and platform, which would materially and adversely impact our business operations. We face similar risks in our pharmaceutical services collaborations where milestone payments to us are dependent on successful commercialization of drugs by our collaborators.

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

We will need to develop our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our products and services. We may encounter difficulties in managing this and in meeting fluctuations in this demand.

We will need to develop our workforce, commercial infrastructure and laboratory operations to support anticipated growth in demand for our products and services. If we are unable to support fluctuations in the demand for our products and services, including ensuring that we have adequate capacity to meet increased demand as well as other customer requirements (such as turnaround time and service level), our business could suffer. As of December 31, 2022, we had 790 full-time employees and we may be required to increase the number of employees, including potential contingent employees as needed to address demand fluctuations. As we and our collaborators commercialize additional products and services, we will need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher service costs, declining service quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and services and could damage our reputation and the prospects for our business.

Due to our limited resources and the technical proficiency required from much of our workforce, we may not be able to effectively recruit, train, and retain additional qualified personnel. This may result in weaknesses in our infrastructure, operational mistakes, slower development of our products and services, missed or delayed milestone achievement, significant cost overruns, loss of business opportunities, loss of employees and contingent workers, inability to execute on hiring plans and reduced productivity among remaining employees and contingent workers.

Our business could be adversely affected by the effects of health epidemics, such as the recent COVID‑19 pandemic, in regions where we or third parties on which we rely have significant laboratory operations, manufacturing facilities, concentrations of clinical trial sites or other business operations. Such epidemics could materially affect our operations as well as the business or operations of our manufacturers, contract research organizations or other third parties with whom we conduct business.

Our business could be adversely affected by global pandemics or health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and such pandemics or epidemics could cause significant disruption in the operations of third-party manufacturers, suppliers, general contractors and sub-contractors related to capital projects and CROs upon whom we rely. The global pandemic of COVID-19 continues to evolve. We do not yet know the full extent of potential delays or impacts on our business, clinical trials, sales force expansion plans and other initiatives, or the impacts to healthcare systems or the global economy as a whole.

Resumption of quarantines, stay at home orders and similar government orders, or the perception that such orders, shutdowns or other restrictions on business operations could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing or supplier facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

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
•
the level of demand for our products and services, which may vary significantly or be unknown for our newest products and services;
•
our relationships, and any associated exclusivity terms, with collaborators;
•
our ability to manage our growth and operating expenses;
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

Our estimates of the annual addressable markets for our current products and services and those under development are based on a number of internal and third-party estimates, including, without limitation, the number of patients who have developed one or more of a broad range of cancers, the number of individuals who are at a higher risk for developing one or more of a broad range of cancers, the number of individuals who have developed or are at a higher risk of developing certain autoimmune or neurodegenerative disorders, the number of individuals with certain infectious diseases we or our collaborators are able to treat through our products and services, the proportion of patients in each market whose needs can be addressed by our or our collaborators’ products and services, the number of potential tests utilized per treatment course per patient and the assumed prices at which we can sell our current and future products and services for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual addressable market for our current or future products and services may prove to be incorrect. If the actual number of patients who would benefit from our products or services, the price at which we can sell future products and services or the annual addressable market for our products or services is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

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

For instance, in life sciences research, immunoSEQ faces competition from a number of companies, including 10X Genomics, Inc., among others. In clinical diagnostics, our clonoSEQ MRD test faces competition from both conventional and next-generation flow cytometry performed either in-house by our target customers or by reference labs, as well as from labs and institutions advancing research-use-only MRD technologies for clinical applications and commercial-stage oncology diagnostics companies extending the application of their solid tumor (ctDNA) MRD products into the hematology MRD space. In drug discovery, clinical trials of immune medicines are being undertaken by a number of industry and academic players.

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

Our industry is characterized by rapid changes, including technological and scientific breakthroughs, frequent new product and service introductions and enhancements and evolving industry standards, all of which could make our current and future products and services obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. In recent years, there have been numerous advances in technologies relating to life sciences research and the diagnosis and treatment of cancer, infectious diseases, autoimmune disorders, and neurodegenerative disorders. There have also been advances in technologies used to computationally analyze very large amounts of biologic information. If we do not update our products and services to reflect new scientific knowledge about immunosequencing, immunology, computational biology, software development, new disease diagnostics and therapies or the diseases we seek to treat, our products and services could become obsolete and sales of our current products and services and any future products and services we develop based on our immune medicine platform could decline or fail to grow as expected.

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

Based on our current business plan, we believe our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements over at least the next 12 months. If our available cash and investment balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of lower demand for our products and services as a result of risks described herein, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing.

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
•
our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of our immunoSEQ research services and kits, and reimbursement for our clonoSEQ diagnostic test and cellular therapies developed under the Genentech Agreement;
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

We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, losses incurred will carry forward until such losses expire (for losses generated prior to January 1, 2018) or are used to offset future taxable income, if any. Utilization of our NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through December 31, 2020 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the Tax Cuts and Jobs Act, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2022. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2022.

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

Our results of operations could be adversely affected by general conditions in the global economy and financial markets. Changes in these economic conditions can arise suddenly, such as in the case of the recent rise in inflation. A severe or prolonged economic downturn, as result of a global pandemic or otherwise, could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could strain our collaborators, possibly resulting in supply disruption, or cause delays in their payments to us. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Seeking foreign regulatory clearance, authorization or approval could result in difficulties and costs for us and our collaborators and require additional preclinical studies, clinical trials or clinical investigations which could be costly and time-consuming. Regulatory requirements and ethical approval obligations can vary widely from country to country and could delay or prevent the introduction of our products and services in those countries. The foreign regulatory clearance, authorization or approval process involves all of the risks and uncertainties associated with FDA clearance, authorization or approval. We currently sell our RUO kits outside of the United States and have completed a technology transfer process for research use to international sites including France, Germany, Italy, the United Kingdom, Spain, and Australia, but have no experience in obtaining regulatory clearance, authorization or approval in international markets. If we or our collaborators fail to comply with regulatory requirements in international markets or to obtain and maintain required regulatory clearances, authorizations or approvals in international markets, or if those approvals are delayed, our target market will be reduced and our ability to realize the full market potential of our products and services will be unrealized.

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

We must maintain compliance with marketing authorization requirements of the FDA and equivalent foreign and state regulatory authorities for our products and services whose sale is subject to their authority and failure to maintain compliance with FDA requirements may prevent or delay the marketing of our products and services.

Even after we have obtained marketing authorization, as we did for clonoSEQ and T-Detect COVID under an EUA, we must comply with the scope of that clearance, authorization or approval. Failure to comply with those limitations or the additional, extensive and ongoing post-marketing obligations imposed by the FDA or other regulatory requirements of other regulatory agencies, such as the Clinical Laboratory Evaluation Program for New York State, could result in unanticipated compliance expenditures, a range of administrative enforcement actions, injunctions and criminal prosecution. FDA post-market obligations include, among other things, compliance with the FDA QSR, establishing registration and device listings, labeling requirements, reporting of certain adverse events and malfunctions, and reporting of certain recalls. In addition, circumstances may arise that cause us to recall equipment used in connection with our products and services. Such recalls could have an adverse effect on our ability to provide those products and services, which in turn would adversely affect our financial condition. Our collaborators will also be required to maintain FDA clearance and possibly also other authorizations or approvals for the products and services that we jointly develop. Any failure by us or our collaborators to maintain such clearance, authorization or approval could impair or cause a delay in our ability to profit from these collaborations.

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

In addition to offering the cleared version of clonoSEQ as a test for MRD in certain blood cancers, we also currently offer LDT versions of this test for other indications. The FDA has a policy of enforcement discretion with respect to LDTs whereby the FDA does not actively enforce its medical device regulatory requirements for such tests. However, in October 2014, the FDA issued two draft guidance documents stating that the FDA intended to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. Although the FDA halted finalization of the guidance in November 2016 to allow for further public discussion on an appropriate oversight approach to LDTs and to give Congressional authorizing committees the opportunity to develop a legislative solution, it is unclear if Congress or the FDA will modify the current approach to the regulation of LDTs in a way that would subject our current or future services marketed as LDTs to the enforcement of FDA regulatory requirements. The FDA Commissioner and the Director of the Center for Devices and Radiological Health (“CDRH”) have expressed significant concerns regarding disparities between some LDTs and in vitro diagnostics that have been reviewed, cleared, authorized or approved by the FDA. If the FDA were to determine that NGS MRD tests offered as LDTs are not within the policy for LDTs for any reason, including new rules, policies or guidance, or due to changes in statute, our tests may become subject to extensive FDA requirements or our business may otherwise be adversely affected. If the FDA were to disagree with our LDT status or modify its approach to regulating LDTs, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition. If required, the regulatory marketing authorization process required to bring our current or future LDTs into compliance may involve, among other things, successfully completing additional clinical validations and submitting to and obtaining clearance from the FDA for a premarket clearance (510(k)) submission or authorization for a de novo or approval of a PMA. Furthermore, recently introduced legislation, if passed, such as the VALID Act, could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to develop new products, which could have a material effect on our business. In the event that the FDA requires marketing authorization of our LDTs in the future, the FDA may not ultimately grant any clearance, authorization or approval requested by us in a timely manner, or at all. In addition, if the FDA inspects our laboratory in relation to the marketing of our FDA-cleared clonoSEQ test, any enforcement action the FDA takes might not be limited to the FDA-cleared clonoSEQ test and could encompass our LDT testing service.

For each product and service we are developing that requires FDA premarket review or equivalent regulatory approval, the FDA or other regulatory authority may not grant clearance, authorization or premarket approval and failure to obtain necessary approvals for our future products and services would adversely affect our ability to grow our business.

Before we begin to manufacture, label and market additional clinical diagnostic products for commercial diagnostic use in the United States, we may be required to obtain either clearance, marketing authorization or approval from the FDA and state regulatory authorities with jurisdiction over such products, unless an exemption applies or, in the case of the FDA, it exercises its enforcement discretion and refrains from enforcing its requirements. For example, the FDA currently has a policy of refraining from enforcing its medical device requirements with respect to LDTs, which the FDA considers to be a type of in vitro diagnostic test that is designed, manufactured and used within a single properly licensed laboratory.

The process of obtaining PMA from the FDA is much more rigorous, costly, lengthy and uncertain than the 510(k) clearance process. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. Conversely, in the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device in order for the product to be cleared for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics or if it has different technological characteristics as the predicate device, the proposed device must be as safe and effective as, and not raise different questions of safety or effectiveness than, the predicate device. Clinical data is sometimes required to support substantial equivalence. For lower-risk devices that would otherwise automatically be placed into Class III, which require a PMA because no predicate device is available and the devices do not fall within an existing 510(k)-exempt classification, an applicant may submit a de novo request to down classify the device into Class II or Class I, which would not require a PMA. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device, which is low to moderate risk and has no predicate. In other words, the applicant must justify the “down-classification” to Class I or II for a new product type that would otherwise automatically be placed into Class III, but is lower risk. Clinical data may be required. For laboratory tests for which FDA clearance, authorization or approval is required, the FDA may also require data to support analytical and clinical validity.

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

Healthcare providers, physicians, hospitals and third-party payors often play a primary role in the recommendation and prescription of any currently marketed products and services for which we may obtain clearance, authorization or approval. Our current and future arrangements with healthcare providers, physicians, hospitals and third-party payors, and our sales, marketing and educational activities related to our products and services, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations at the federal and state level that may constrain our business or financial arrangements, and the relationships through which we market, sell and distribute our products and services. In addition, our operations are also subject to various federal and state fraud and abuse, physician payment transparency, and privacy and security laws, including, without limitation:

•
The AKS, which prohibits, among other things, persons and entities, including clinical laboratories, from knowingly and willfully soliciting, receiving, offering or paying remuneration, whether directly or indirectly, overtly or covertly, in case or in kind, to induce or reward or in return for either the referral of an individual or the purchase, lease, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. The AKS has been interpreted broadly to apply to, among other things, arrangements between clinical laboratories and prescribers and purchasers of our tests. The term “remuneration” expressly includes kickbacks, bribes or rebates and has been broadly interpreted to include anything of value, including gifts, discounts, waivers of payment, ownership interests and any goods or services provided at less than their fair market value. There are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, these exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny. The failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of the facts and circumstances to determine whether one purpose of the remuneration in the arrangement was to induce referrals or generate business that is payable by a federal healthcare program. A violation of the AKS may be grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the False Claims Act. Moreover, certain AKS safe harbors currently protecting rebates paid by device manufacturers to third parties and other arrangements between device manufacturers and third parties may later be modified or repealed pursuant to a pending regulatory proposal, which could require us to revisit or modify our business practices. Our practices may not meet all of the criteria for safe harbor protection from AKS liability in all cases. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate any AKS provisions to have committed a violation. In addition, renumeration may not be offered or provided to beneficiaries under the monetary penalty law provision prohibiting inducements to beneficiaries.
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
•
The Stark Law, which is directed at “self-referral,” prohibits, with certain exceptions, referrals for certain DHS, including laboratory services, that are covered by Medicare and Medicaid by physicians who personally, or through a family member, have an investment or ownership interest in, or a compensation arrangement with, an entity performing the tests. The prohibition also extends to payment for any testing referred in violation of the Stark Law. Because the Stark Law is a strict liability statute, proof of specific intent to violate the law is not a required element of a violation. Any person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be subject to significant fines for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to Medicare or Medicaid in violation of the Stark Law is subject to civil monetary penalties applied to each bill submission, an assessment of up to three times the amount claimed and possible exclusion from participation in federal governmental payor programs, and those claims are considered false claims for which the parties to the arrangement may be liable under the False Claims Act. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that are not limited to Medicare and Medicaid referrals. The Stark Law also places an annual cap on the amount of non-monetary compensation, which consists of meal spend and educational items, that a company can spend on a physician in the aggregate. We occasionally enter into financial relationships, usually compensation relationships, such as a consulting arrangement, with physicians who refer patients for testing. If these arrangements do not meet the Stark Law’s requirements, any claims submitted to Medicare or Medicaid could violate the law and put both the physician referral source and us at risk.
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
•
The Physician Payments Sunshine Act created under the ACA, and its implementing regulations, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with certain exceptions, to annually report to HHS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The Physician Payments Sunshine Act has been extended to payments and transfers of value to physician assistants, nurse practitioners and other mid-level healthcare providers for payments and other transfers of value made to these practitioners. In addition, certain state and local laws may impose additional transparency and healthcare compliance requirements on medical device manufacturers, as well as certain restrictions or limits on interactions with healthcare professionals.

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
•
the safeguarding of PHI.

Penalties for violations of these laws vary. For instance, penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include substantial per violation civil monetary penalties for each provision of HIPAA that is violated up to a statutory cap and, in certain circumstances, significant criminal penalties with fines per violation and potential imprisonment. A single breach can result in findings of violations of multiple provisions, leading to possible penalties in excess of any applicable cap for violations in a calendar year. Any person who knowingly obtains or discloses PHI in violation of HIPAA may face a significant criminal penalty and up to one year of imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm. In addition, responding to government investigations or related third-party private rights of action regarding alleged violations of these and other laws and regulations, even if they ultimately result in no findings of violations or no penalties imposed, can consume our resources and impact our business and, if public, harm our reputation.

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

Further, various states, such as California, New York and Massachusetts, have implemented similar privacy laws and regulations (such as the California Confidentiality of Medical Information Act, California Consumer Privacy Act and California Privacy Rights Act) that impose restrictive requirements regulating the use and disclosure of personal information, while other states are considering adoption of similar provisions. These laws and regulations are not necessarily preempted by HIPAA, but they have a wider scope and afford greater protection to individuals than HIPAA. Where state laws are more protective, we and our collaborators must comply with the stricter provisions where they apply. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our immune medicine platform and related products and services could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI, along with increased customer demand for enhanced data security infrastructure, could greatly increase the cost of providing our products and services, decrease demand for our products and services, reduce our revenue and subject us to additional liabilities.

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

Moreover, international privacy and data security regulations are becoming more complex and may result in greater penalties. For instance, the GDPR governs the collection and use of personal data of data subjects in the EU and the EEA. The GDPR applies extra-territorially under certain circumstances and imposes stringent requirements on controllers and processors of personal data, including, for example, requirements to obtain consent or other legal bases from individuals to process their personal data, provide robust disclosures to individuals, accommodate a set of individual data rights, provide data security breach notifications after becoming aware of the breach, limit retention of personal information and apply enhanced protections to health data and other special categories of personal data. The GDPR also applies to pseudonymized data, which is defined as “the processing of personal data in such a way that the data can no longer be attributed to a specific data subject without the use of additional information,” and imposes additional obligations when we contract with third-party processors in connection with the processing of any personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data, could cause our costs to increase and could harm our financial condition. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in substantial fines in a lump sum or a percentage of our worldwide annual turnover of our preceding fiscal year, whichever is higher, and other administrative penalties. Compliance with the GDPR requires us to put in place and maintain additional policies, procedures and documentation as the law and updates to it require, which may result in other substantial expenditures. This may be onerous and adversely affect our business. Failure to comply with the GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in material penalties imposed by regulators, affect our compliance with contracts entered into with our collaborators and other third-party payors, and have an adverse effect on our business and financial condition.

The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

In addition to the GDPR, we continue to expand our business into several countries that have or are developing data privacy laws. Compliance with such laws may be onerous and adversely impact expansion of our business.

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

In addition, within the United States, an increasing number of states and the federal government are considering or have proposed adoption of new data privacy laws. While not all of these bills become law, they add significant uncertainty about additional obligations or potential penalties which we may face in conducting our business. These uncertainties are confounded by parallel changes in laws adjacent to privacy, such as those impacting machine learning and artificial intelligence or data use, and we may incur substantial expense or experience disruption as related to compliance with these laws, which would adversely affect our ability to conduct our business.

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

In addition, a growing number of states are considering or have adopted cybersecurity requirements for cloud-based provision of services which we may be required to comply with as a condition of doing business with government-affiliated organizations, such as state universities. Implementation of the controls required by such laws can be onerous and may affect our ability to provide services to government-affiliated organizations in such states, adversely affecting our results of operations.

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
•
adverse effects relating to any one of our therapeutic product candidates or adverse effects relating to our therapeutics discovery process may lead to delays in or termination of one or more of our products or services;
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

As of December 31, 2022, we own or have rights to 799 active patents and patent applications filed in the United States, Europe and elsewhere. Of these, there are 40 pending patent applications and 429 granted patents. Our pending patent applications may not result in issued patents in a timely fashion or at all. Even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is also possible that others will design around our current or future patented technologies.

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

The patent position of companies engaged in the development and commercialization of clinical diagnostic tests (like our clonoSEQ diagnostic test) and of biologic material (such as TCRs) are particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the eligibility and scope of patentability of certain inventions or discoveries relating to certain diagnostic tests, naturally-occurring molecules and related technology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular immune receptors and cancer) may not be patentable. Precisely what constitutes a law of nature is uncertain, and it is possible that certain aspects of our clinical diagnostics would be considered natural laws. The evolving case law in the United States may adversely affect our ability to obtain patents or defend patents we have obtained or have licensed and may facilitate third-party challenges to any owned or licensed patents. The laws of some foreign countries do not protect intellectual property rights to the same extent or for the same subject matter as the laws of the United States, and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

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

We have not yet registered certain of our trademarks in all of our potential markets, although we have registered Adaptive Biotechnologies, clonoSEQ, immunoSEQ, pairSEQ and other trademarks in the United States, the EU and a number of other countries and are seeking to register additional trademarks, including our new corporate logos and certain slogans. As we apply to register our unregistered trademarks in the United States and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In certain countries outside of the United States, trademark registration is required to enforce trademark rights. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

We are currently involved in appeals from Opposition Proceedings at the European Patent Office related to four of our patents: EP2364368, EP2387627, EP3059337, and EP3144673. We may, in the future, become involved with litigation or actions at the USPTO or foreign patent offices with various third parties. We expect that the number of such claims may increase as our industry expands, more patents are issued, the number of products or services increases and the level of competition in our industry increases. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of our business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses) or royalty payments.

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

Risks Relating to our Common Stock and Capital Structure

The market price of our common stock is volatile and is likely to continue to fluctuate substantially.

The market price of our common stock has been and is likely to continue to be highly volatile, with a 52-week high closing price of $28.90 and a 52-week low closing price of $6.26 and may fluctuate substantially due to many factors, many of which are beyond our control. These factors include:

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

Our obligations under the Purchase Agreement could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Evolving expectations around corporate responsibility practices, specifically related to environmental, social and governance (“ESG”) matters, may expose us to reputational and other risks.

Investors, shareholders, customers, suppliers and other third parties are increasingly focusing on ESG and corporate social responsibility endeavors and reporting. Certain institutional investors, investment funds, other influential investors, customers, suppliers and other third parties are also increasingly focused on ESG practices. In particular, third party proxy advisory services which focus on shareholder rights provisions, such as majority voting, annual election of directors, and overboarding of outside directors, have recommended against voting for our directors in past elections as a result of our governance profile.

Companies that do not adapt to or comply with the evolving investor or stakeholder expectations and standards, or which are perceived to have not responded appropriately, may suffer from reputational damage and result in the business, financial condition and/or stock price of a company being materially and adversely affected. Further, this increased focus on ESG issues may result in new regulations and/or third-party requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Additionally, an allegation or perception that we have not taken sufficient action in these areas could negatively harm our reputation.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. If we are perceived to have not responded appropriately to the growing concern for governance issues, investors may reconsider their capital investment as a result of their assessment of our practices, and our reputation, business, financial condition, results of operations and cash flows may be adversely affected.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is located in Seattle, Washington, where we lease approximately 100,000 square feet. The lease expires in August 2033, subject to our option to twice extend the lease for five years. In a separate Seattle, Washington location, we lease approximately 65,500 square feet pursuant to a lease that expires October 2032, subject to two options to extend the lease for five years. Both of our Seattle, Washington locations contain office and laboratory space.

We also lease approximately 27,000 square feet of a warehouse in Bothell, Washington. The lease expires in October 2031, subject to an early termination option in 2028 and an option to twice extend the lease for five years.

Additionally, we lease approximately 33,300 square feet of laboratory and office space in South San Francisco, California, pursuant to an amended lease that expires March 2026, subject to our option to extend the lease for five years.

We also lease approximately 3,100 square feet of office space in New York City, New York, pursuant to a lease that expires November 2025, subject to our ability to exercise an early termination right in 2023.

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

Holders of Record

As of February 9, 2023, there were approximately 96 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes $100 was invested in our common stock at the market close on June 27, 2019, which was our initial trading day. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends. The offering price of our common stock in our initial public offering, which had a closing stock price of $40.30 on June 27, 2019, was $20.00 per share. The stock price performance below is based upon historical data and is not necessarily indicative of, nor intended to forecast, future performance of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K, as well as the other financial information we file with the Securities and Exchange Commission ("SEC") from time to time. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties relating to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 may be found in Part II, Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 15, 2022.

Overview

We are advancing the field of immune medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and aims to understand precisely how the immune system detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database, which is underpinned by computational biology and machine learning, and use them to develop and commercialize clinical products and services that we are tailoring to each individual patient. We have commercial products and services and a robust pipeline of clinical products and services that we are designing to diagnose, monitor and enable the treatment of diseases, such as cancer and autoimmune disorders. Our existing and future commercial products and services are aligned to two markets which we refer to as MRD and Immune Medicine.

Our current product and service offerings in MRD related to the MRD market are our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ or MRD assay, offered to biopharmaceutical partners to advance drug development efforts (“MRD Pharma”). Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration for the detection and monitoring of minimal residual disease (“MRD”) in patients with multiple myeloma, B cell acute lymphoblastic leukemia and chronic lymphocytic leukemia, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers, including diffuse large B-cell lymphoma. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners and payors.

Immune Medicine leverages our platform’s proprietary ability to sequence, map, pair and characterize TCRs and BCRs at scale to drive opportunities in cancer, autoimmune disorders, infectious diseases and neurodegenerative disorders. The cornerstone of our platform and core immunosequencing product, immunoSEQ, serves as our underlying research and development engine and generates revenue from biopharmaceutical and academic customers. Leveraging our collaboration with Microsoft Corporation, we are creating the TCR-Antigen Map. We are using the TCR-Antigen Map to identify and validate disease signatures to improve the diagnosis and treatment of many diseases. We are focused on expanding and growing our revenue and offerings in two areas of growth: IM Pharma Services and Drug Discovery. In IM Pharma Services, we deliver rich TCR and BCR sequencing data back to our biopharmaceutical and academic customers. These data inform biomarkers of drug response with the ability to accelerate our customers’ clinical development programs in four major therapeutic areas. In Drug Discovery, we use our proprietary capabilities to discover new drug targets and leverage our validated TCR and BCR discovery approaches to discover and develop TCR or antibody therapeutic assets. Drug Discovery includes the Genentech Agreement. Part of our strategy within Immune Medicine is to develop a diagnostic test for many diseases from a single blood test, known as T-Detect. In 2022, we decided to defer further commercialization of T-Detect until we have strong enough data in multiple disease states to impact physician behavior with a clear path to reimbursement.

We recognized revenue of $185.3 million and $154.3 million for the year ended December 31, 2022 and 2021, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $200.2 million and $207.3 million for the year ended December 31, 2022 and 2021, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, revenue and proceeds from the revenue interest purchase agreement. As of December 31, 2022 and 2021, we had cash, cash equivalents and marketable securities of $498.2 million and $570.2 million, respectively.

Revenue Interest Purchase Agreement

In September 2022, we entered into the Purchase Agreement with OrbiMed. Pursuant to the Purchase Agreement, we received $125.0 million from the Purchasers at closing, less certain transaction expenses. We will also be entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions.

As consideration for such payments, the Purchasers will have a right to receive Revenue Interests from us based on the Applicable Payment Percentage of the Revenue Base. If only the First Payment has been made, the Applicable Payment Percentage shall be five percent of the quarterly Revenue Base. If both the First Payment and Second Payment have been made, the Applicable Payment Percentage shall be eight percent of the quarterly Revenue Base. If each of the First Payment, Second Payment and Third Payment have been made, the applicable payment percentage applied to the Revenue Interest shall be ten percent of the quarterly Revenue Base.

Revenue Interest Payments shall be made quarterly within 45 days following the end of each fiscal quarter. If OrbiMed has not received Revenue Interest Payments in the aggregate equal to or greater than the sum of its invested capital on or prior to September 12, 2028, the revenue interest rate shall be increased to a rate which, if applied retroactively to our cumulative Revenue Base, would have resulted in Revenue Interest Payments equal to the sum of all Cumulative Purchaser Payments.

OrbiMed will be entitled to 100% of the Revenue Interest Payments until it has received a total cumulative value of 165% of the Cumulative Purchaser Payments, unless full repayment of the amount of the Return Cap has not been made by September 12, 2032, in which case the Return Cap shall be increased to 175% of the Cumulative Purchaser Payments.

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

We incurred aggregate restructuring costs of $2.0 million, all of which was recognized during the year ended December 31, 2022. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support and were contingent upon the impacted employees’ execution and non-revocation of separation agreements. Our aggregate restructuring costs also included certain contract termination costs.

The activities related to our reduction in workforce were primarily completed in March 2022 and the $2.0 million aggregate restructuring costs were paid as of December 31, 2022.

Revenue Reclassification and clonoSEQ Test Volume

We previously disclosed revenue bifurcated into sequencing and development financial statement captions. In 2022, we changed how we classify revenue and now present total revenue on our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K. We disaggregate revenue under our Immune Medicine and MRD market opportunities in Note 3 of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following tables present the amount of sequencing revenue and development revenue recognized under our Immune Medicine and MRD market opportunities for the periods presented (in thousands):

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

We also previously disclosed the number of clonoSEQ reports provided to ordering physicians in the United States, referred to as “clinical sequencing volume” or “clinical sequencing volume, excluding T-Detect COVID volume” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of certain of our SEC filings. In 2022, we changed our disclosures related to volume metrics and now present the number of clonoSEQ reports and results we have provided to ordering physicians in the United States and international technology transfer sites, collectively referred to as “clonoSEQ test volume.” Our clonoSEQ test volume does not include sample results from our biopharmaceutical customers or academic institutions utilizing our MRD services.

The following tables present our clonoSEQ test volume for the periods presented:

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

Under certain agreements with our biopharmaceutical customers who seek access to our platform to support their therapeutic development activities, revenues are generated from research and development support services that we provide. These agreements may include substantial non-refundable upfront payments, which we recognize over time as we perform the respective services. Revenue recognized from these activities relate primarily to the Genentech Agreement.

For our clinical customers, we primarily derive revenue from providing our clonoSEQ report to ordering physicians. We bill commercial, government and medical institution payors based on reports delivered to ordering physicians. Amounts paid for clonoSEQ by commercial, government and medical institution payors vary based on respective reimbursement rates and patient responsibilities, which may differ from our targeted list price. We recognize clinical revenue by evaluating customer payment history, contracted reimbursement rates, if applicable, and other adjustments to estimate the amount of revenue that is collectible.

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

We expect revenue to increase over the long term. Our revenue may fluctuate from period to period due to the uncertain nature of delivery of our products and services, the achievement of milestones by our customers, timing of expenses incurred, changes in estimates of total anticipated costs related to the Genentech Agreement and other events not within our control, such as the delivery of customer samples or customer decisions to no longer pursue their development initiatives.

Cost of Revenue

Cost of revenue includes the cost of materials, personnel-related expenses (including salaries, benefits and share-based compensation), shipping and handling expenses, equipment costs, allocated facility costs associated with processing samples and professional support costs related to our service revenue activities. Allocated facility costs include depreciation of laboratory equipment, as well as allocated facility occupancy and information technology costs. Costs associated with processing samples are recorded as expense, regardless of the timing of revenue recognition. As such, cost of revenue and related volume does not always trend in the same direction as revenue recognition and related volume. Additionally, costs to support the Genentech Agreement are a component of our research and development expenses.

We expect cost of revenue to increase in absolute dollars as we grow our sample testing volume and make investments in laboratory consolidation and facilities, but the cost per sample to decrease over the long term due to the efficiencies we may gain as assay volume increases from improved utilization of our laboratory capacity, automation and other value engineering initiatives. If our sample volume throughput is reduced, cost of revenue as a percentage of total revenue may be adversely impacted due to fixed overhead costs.

Research and Development Expenses

Research and development expenses consist of laboratory materials costs, personnel-related expenses (including salaries, benefits and share-based compensation), equipment costs, allocated facility costs, information technology expenses and contract service expenses. Research and development activities support further development and refinement of existing assays and products, discovery of new technologies and investments in our immune medicine platform. We also include in research and development expenses the costs associated with software development of applications to support future commercial opportunities, as well as development activities to support laboratory scaling and workflow. We are currently conducting research and development activities for several products and services and we typically use our laboratory materials, personnel, facilities, information technology and other development resources across multiple development programs. Additionally, certain of these research and development activities benefit more than one of our product opportunities. We have not historically tracked research and development expenses by specific product candidates.

A component of our research and development expenses are costs supporting clinical and analytical validations to obtain regulatory approval for future clinical products and services. Additionally, the costs to support the Genentech Agreement are a component of our research and development expenses. Some of these activities have generated and may in the future generate revenue.

We expect research and development expenses to experience decreases in the short term and to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts.

Sales and Marketing Expenses

Sales and marketing expenses include personnel-related expenses (including salaries, benefits and share-based compensation) for commercial sales, product and account management, marketing, reimbursement, medical education and business development personnel that support commercialization of our platform products. In addition, these expenses include external costs such as advertising expenses, customer education and promotional expenses, market analysis expenses, conference fees, travel expenses and allocated facility costs.

We expect sales and marketing expenses to remain relatively consistent in the short term. In the long term, we expect sales and marketing expenses to increase in absolute dollars as we increase marketing activities to drive awareness and adoption of our products and services. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term, subject to fluctuations from period to period due to the timing and magnitude of these expenses.

General and Administrative Expenses

General and administrative expenses include personnel-related expenses (including salaries, benefits and share-based compensation) for our personnel in executive, legal, finance and accounting, human resources and other administrative functions, including third-party clinical billing services. In addition, these expenses include insurance costs, external legal costs, accounting and tax service expenses, consulting fees and allocated facility costs.

We expect general and administrative expenses to remain relatively consistent in the short term and to decrease as a percentage of revenue in the long term.

Interest Expense

Interest expense includes costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. We impute the related interest expense using the effective interest rate method. We calculate an effective interest rate which will amortize our related obligation to zero over the anticipated repayment period. A significant increase or decrease in or changes in timing of forecasted revenue will prospectively impact our interest expense.

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Statements of Operations Data:
Revenue	$185,308	$154,344	$98,382
Operating expenses
Cost of revenue	57,909	49,301	22,530
Research and development	141,756	142,343	116,072
Sales and marketing	95,603	95,465	61,358
General and administrative	88,527	74,502	49,536
Amortization of intangible assets	1,699	1,699	1,703
Total operating expenses	385,494	363,310	251,199
Loss from operations	(200,186)	(208,966)	(152,817)
Interest and other income, net	4,056	1,668	6,590
Interest expense	(4,238)	—	—
Net loss	(200,368)	(207,298)	(146,227)
Add: Net loss attributable to noncontrolling interest	177	19	—
Net loss attributable to Adaptive Biotechnologies Corporation	$(200,191)	$(207,279)	$(146,227)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(1.40)	$(1.48)	$(1.11)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	142,515,917	140,354,915	131,216,468
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(121,589)	$(151,743)	$(119,584)

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

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Immune Medicine revenue
Service revenue	$31,777	$24,482	$7,295	30%
Collaboration revenue	66,387	63,651	2,736	4
Total Immune Medicine revenue	98,164	88,133	10,031	11	53%	57%
MRD revenue
Service revenue	81,144	56,211	24,933	44
Regulatory milestone revenue	6,000	10,000	(4,000)	(40)
Total MRD revenue	87,144	66,211	20,933	32	47%	43%
Total revenue	$185,308	$154,344	$30,964	20	100%	100%

The $10.0 million increase in Immune Medicine revenue was primarily due to a $13.6 million increase in revenue generated from our biopharmaceutical and academic customers and a $0.8 million increase in revenue generated from the Genentech Agreement due to increased collaboration expenses, which were partially offset by a $4.4 million decrease in revenue generated from our T-Detect COVID clinical customers largely related to our decision to defer commercialization of T-Detect COVID.

The $20.9 million increase in MRD revenue was primarily due to a $15.8 million increase in revenue generated from providing our clonoSEQ report to clinical customers and a $10.1 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. These increases were partially offset by a $4.0 million decrease in revenue recognized upon the achievement of certain regulatory milestones by our biopharmaceutical customers' therapeutics and a $1.3 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 51% to 36,871 tests delivered in the year ended December 31, 2022 from 24,388 tests delivered in the year ended December 31, 2021.

Cost of Revenue

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Cost of revenue	$57,909	$49,301	$8,608	17%	31%	32%

The $8.6 million increase in cost of revenue was primarily attributable to a $6.0 million increase in labor, overhead and facility costs, a $2.4 million increase in cost of materials related to mix to higher cost assays and a $2.0 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples. These increases were partially offset by a $1.3 million decrease in certain sample collection costs and a $0.5 million decrease in materials cost, both of which were driven primarily by decreased T-Detect sample volume largely related to our decision to defer commercialization of T-Detect COVID.

Research and Development

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Research and development	$141,756	$142,343	$(587)	*%	76%	92%
* Decrease is less than 1%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	Change
Research and development materials and allocated production laboratory expenses	$43,706	$51,625	$(7,919)
Personnel expenses	68,177	62,874	5,303
Allocable facilities and information technology expenses	8,856	6,363	2,493
Software and cloud services expenses	2,678	3,344	(666)
Depreciation and other expenses	18,339	18,137	202
Total	$141,756	$142,343	$(587)

The $0.6 million decrease in research and development expenses was primarily attributable to a $7.9 million decrease in cost of materials and allocated production laboratory expenses, which was driven primarily by decreased investments in T-Detect and TCR-Antigen Map development activities, drug discovery and clonoSEQ. This decrease was partially offset by a $5.3 million increase in personnel costs, of which $0.7 million related to our restructuring activities, and a $2.5 million increase in allocable facility expenses. A $1.8 million increase in depreciation expense and a $1.3 million decrease in collaboration and medical advisory costs were the primary drivers of the change in depreciation and other expenses.

Sales and Marketing

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
Sales and marketing	$95,603	$95,465	$138	*%	52%	62%
* Increase is less than 1%

The modest increase in sales and marketing expenses was primarily attributable to $6.8 million in additional personnel costs, of which $0.9 million related to our restructuring activities, as well as a $1.4 million increase in travel and customer event related expenses. These increases were partially offset by an $8.0 million decrease in marketing expenses driven primarily by reduced clonoSEQ, T-Detect and corporate marketing activities.

General and Administrative

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2022	2021	$	%	2022	2021
General and administrative	$88,527	$74,502	$14,025	19%	48%	48%

The $14.0 million increase in general and administrative expenses was primarily attributable to a $7.2 million increase in building, facility and depreciation related expenses, a $5.0 million increase in personnel costs and a $2.8 million increase in computer and software expenses. These increases were partially offset by a $1.3 million decrease in accounting and legal fees.

Interest and Other Income, Net

	Year Ended December 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Interest and other income, net	$4,056	$1,668	$2,388	143%

The $2.4 million increase in interest and other income, net was primarily attributable to an increase in net interest income and investment amortization resulting primarily from increased interest rates and related yields of our invested cash and cash equivalents and marketable securities.

Interest Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Interest expense	$(4,238)	$—	$(4,238)	(100)%

The $4.2 million increase in interest expense was attributable to the Purchase Agreement entered into during the year ended December 31, 2022.

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
•
changes in our working capital needs;
•
interest expense, which is an ongoing element of our costs to operate;
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

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to Adaptive Biotechnologies Corporation	$(200,191)	$(207,279)	$(146,227)
Interest and other income, net	(4,056)	(1,668)	(6,590)
Interest expense (1)	4,238	—	—
Depreciation and amortization expense	20,920	13,953	8,472
Restructuring expense (2)	2,023	—	—
Share-based compensation expense (3)	55,477	43,251	24,761
Adjusted EBITDA	$(121,589)	$(151,743)	$(119,584)

(1) Represents costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. See Note 11 of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on the Purchase Agreement.

(2) Represents expenses recognized in conjunction with restructuring activities. See Note 16 of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on our restructuring expense.

(3) Represents share-based compensation expense related to stock option, restricted stock unit and market-based restricted stock unit awards. See Note 14 of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through December 31, 2018, and again in the years ended December 31, 2020, 2021 and 2022. As of December 31, 2022, we had an accumulated deficit of $919.1 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, and, to a lesser extent, revenue and proceeds from the Purchase Agreement. Pursuant to the Purchase Agreement entered into with OrbiMed in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. We will also be entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $498.2 million.

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

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our continued research and development initiatives for our drug discovery initiatives, our ongoing investments in our immune medicine platform, our commercial and marketing activities associated with our clinical products and services and our continued investments in streamlining our laboratory operations. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of United States government debt securities, corporate bonds and commercial paper.

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

Contractual Obligations

Our contractual obligations as of December 31, 2022 include operating lease obligations of $135.3 million, reflecting the minimum commitments for our office and laboratory spaces in Seattle, Washington and South San Francisco, California, our warehouse lease in Bothell, Washington and our office lease in New York City, New York. See Note 10 of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information, including the timing of cash payments related to these lease obligations. In connection with one of our lease agreements, we have an existing letter of credit of $2.1 million with one of our existing financial institutions.

Additionally, pursuant to the Purchase Agreement, the Purchasers will have a right to receive Revenue Interests from us based on the Applicable Payment Percentage of the Revenue Base. If only the First Payment has been made, the Applicable Payment Percentage shall be five percent of the quarterly Revenue Base. If both the First Payment and Second Payment have been made, the Applicable Payment Percentage shall be eight percent of the quarterly Revenue Base. If each of the First Payment, Second Payment and Third Payment have been made, the applicable payment percentage applied to the Revenue Interest shall be ten percent of the quarterly Revenue Base. Revenue Interest Payments shall be made quarterly within 45 days following the end of each fiscal quarter. If OrbiMed has not received Revenue Interest Payments in the aggregate equal to or greater than the Cumulative Purchaser Payments on or prior to September 12, 2028, the revenue interest rate shall be increased to a rate which, if applied retroactively to our cumulative Revenue Base, would have resulted in Revenue Interest Payments equal to the sum of all Cumulative Purchaser Payments. OrbiMed will be entitled to 100% of the Revenue Interest Payments until it has received the Return Cap, unless full repayment of the amount of the Return Cap has not been made by September 12, 2032, in which case the Return Cap shall be increased to 175% of the Cumulative Purchaser Payments. As projected revenues change from our initial estimates, the amount of the obligation and timing of payment is likely to change. See Note 11 of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

We also have minimum commitments for laboratory material suppliers, which are generally fulfilled within one year, software and service license commitments, which are generally fulfilled within one to three years, and royalty commitments.

Cash Flows

The following table summarizes our uses and sources of cash for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(183,945)	$(192,727)
Net cash provided by investing activities	2,905	181,210
Net cash provided by financing activities	132,265	27,146

Operating Activities

Cash used in operating activities during the year ended December 31, 2022 was $183.9 million, which was primarily attributable to a net loss of $200.4 million and a net change in our operating assets and liabilities of $71.5 million, partially offset by noncash share-based compensation of $55.5 million, noncash depreciation and amortization of $21.7 million, noncash lease expense of $7.2 million, a research and development inventory reserve charge of $2.6 million and noncash interest expense related to the Purchase Agreement of $1.0 million. The net change in our operating assets and liabilities was primarily due to a $56.5 million reduction in deferred revenue driven largely by revenue recognized from the Genentech Agreement, an increase in accounts receivable, net of $22.6 million, $7.1 million of which was attributed to growth in receivables related to clonoSEQ with the remaining increase driven largely by growth in receivables from biopharmaceutical customers, and a $4.1 million decrease in operating lease right-of-use assets and liabilities. These changes were partially offset by a $7.1 million increase in accounts payable and accrued liabilities, a $3.6 million decrease in prepaid expenses and other current assets and a $0.8 million decrease in inventory.

Cash used in operating activities during the year ended December 31, 2021 was $192.7 million, which was primarily attributable to a net loss of $207.3 million and a net change in operating assets and liabilities of $56.8 million, partially offset by noncash share-based compensation of $43.3 million, noncash depreciation and amortization of $21.2 million and noncash lease expense of $7.0 million. The net change in operating assets and liabilities was primarily due to a $57.7 million reduction in deferred revenue driven largely by revenue recognized from the Genentech Agreement, a $7.4 million increase in accounts receivable, net and a $5.2 million increase in inventory, which were partially offset by an $8.5 million increase in operating lease right-of-use assets and liabilities, a $3.9 million increase in accounts payable and accrued liabilities primarily related to our corporate bonus paid in 2022, and a $1.3 million decrease in prepaid expenses and other assets.

Investing Activities

Cash provided by investing activities during the year ended December 31, 2022 was $2.9 million, which was primarily attributable to proceeds from maturities of marketable securities of $298.0 million, partially offset by purchases of marketable securities of $278.8 million and purchases of property and equipment of $16.3 million.

Cash provided by investing activities during the year ended December 31, 2021 was $181.2 million, which was primarily attributable to proceeds from maturities of marketable securities of $559.5 million, partially offset by purchases of marketable securities of $316.5 million and purchases of property and equipment of $61.7 million.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2022 was $132.3 million, which was primarily attributable to $124.4 million in proceeds from the Purchase Agreement, net of issuance costs, as well as $7.9 million in proceeds from the exercise of stock options.

Cash provided by financing activities during the year ended December 31, 2021 was $27.1 million, which was primarily attributable to proceeds from the exercise of stock options.

Net Operating Loss Carryforwards

Utilization of our net operating loss ("NOL") carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through December 31, 2020 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the Tax Cuts and Jobs Act, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2022. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2022.

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in accordance with GAAP. Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the consolidated financial statements, as well as revenue and expense recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and or other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas, including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, imputing interest for the Purchase Agreement, the provision for income taxes, including related reserves, and the analysis of goodwill impairment, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

While our significant accounting policies are described in more detail in Note 2 of the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our revenue arrangements may include upfront payments for the performance of services in the future, which have both fixed and variable consideration. Non-refundable upfront fees and funding for related development services are generally considered fixed consideration, while milestone payments are identified as variable consideration.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Our performance obligations include sequencing services and services associated with regulatory submission and approval processes. Significant management judgment is applied to determine (1) the measurement of the transaction price, including the constraint on variable consideration, (2) the allocation of the transaction price to the performance obligations and (3) the appropriate input or output based method to recognize revenue and the extent of progress to date.

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

Revenue Interest Liability, Net and Related Imputed Interest

The revenue interest liability balance associated with the Purchase Agreement that we entered into in September 2022 with OrbiMed is presented net of unamortized issuance costs on our consolidated balance sheets. We impute our associated interest expense using the effective interest rate method. We calculate an effective interest rate which will amortize our related obligation to zero over the anticipated repayment period. The effective interest rate may vary during the term of the agreement depending on a number of factors, including changes in forecasted GAAP revenues. We evaluate the effective interest rate quarterly based on both achieved and forecasted revenues, utilizing the prospective method. The estimates of future revenues and resulting revenue interest payments are based on key assumptions including population, penetration, probability of success and sales price, among others. A significant increase or decrease in or changes in timing of forecasted revenue will prospectively impact our interest expense and the time period for repayment. As of December 31, 2022, a hypothetical ten percent increase in forecasted quarterly revenue would not result in a material change in projected annual interest expense.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of December 31, 2022 and 2021, we had cash and cash equivalents of $90.0 million and $139.1 million, respectively, held primarily in cash deposits and money market funds. As of December 31, 2022, we had short-term marketable securities of $408.2 million, held in United States (“U.S.”) government debt securities, corporate bonds and commercial paper. As of December 31, 2021, we had short-term and long-term marketable securities of $431.1 million, held in U.S. government debt securities and corporate bonds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. As of December 31, 2022, a hypothetical 100 basis point increase in interest rates would have resulted in a $1.5 million decline in fair value of our available-for-sale securities, as compared to a $4.0 million decline as of December 31, 2021. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. The $2.5 million year-over-year reduction in the decline of fair value in this hypothetical scenario is primarily due to the short-term nature and smaller balance of the investments held at December 31, 2022 as compared to those held at December 31, 2021. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 8. Financial Statements and Supplementary Data

Adaptive Biotechnologies Corporation

Index to Consolidated Financial Statements

As of December 31, 2022 and 2021 and

For the Years Ended December 31, 2022, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Adaptive Biotechnologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptive Biotechnologies Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Genentech Agreement
Description of the Matter

As more fully described in Note 3 of the consolidated financial statements, Genentech Agreement revenue is estimated to be recognized over a period of eight to nine years from the effective date. The non-refundable upfront consideration of $300.0 million is recognized using a proportional performance model through an input method based on costs incurred relative to the total estimated costs of research and development efforts. For the year ended December 31, 2022, total revenue recognized was $62.8 million and the related deferred revenue at December 31, 2022 totaled $87.3 million.

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

To test the estimate of total expected research and development costs, we performed audit procedures that included, among others, observing the quarterly meetings with accounting and the Company collaboration managers discussing the status of the collaboration and the future development for the customized product paths, and investigating any changes to the development path. We also reviewed supporting documentation to corroborate progress and status of the overall timeline, including meeting minutes from the joint committees.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015

Seattle, Washington

February 14, 2023

Adaptive Biotechnologies Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$90,030	$139,065
Short-term marketable securities (amortized cost of $412,282 and $214,115, respectively)	408,166	213,996
Accounts receivable, net	40,057	17,409
Inventory	14,453	19,263
Prepaid expenses and other current assets	9,440	13,015
Total current assets	562,146	402,748
Long-term assets
Property and equipment, net	83,447	85,262
Operating lease right-of-use assets	80,763	87,678
Long-term marketable securities (amortized cost of $218,163)	—	217,145
Restricted cash	2,398	2,138
Intangible assets, net	6,827	8,526
Goodwill	118,972	118,972
Other assets	2,064	875
Total assets	$856,617	$923,344
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$8,084	$3,307
Accrued liabilities	12,424	9,343
Accrued compensation and benefits	15,935	15,642
Current portion of operating lease liabilities	9,230	5,055
Current portion of deferred revenue	64,115	80,460
Total current liabilities	109,788	113,807
Long-term liabilities
Operating lease liabilities, less current portion	98,772	106,685
Deferred revenue, less current portion	58,599	98,750
Revenue interest liability, net	125,360	—
Total liabilities	392,519	319,242
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at December 31, 2022 and 2021; 143,105,002 and 141,393,865 shares issued and outstanding at December 31, 2022 and 2021, respectively	14	14
Additional paid-in capital	1,387,349	1,324,006
Accumulated other comprehensive loss	(4,116)	(1,137)
Accumulated deficit	(919,082)	(718,891)
Total Adaptive Biotechnologies Corporation shareholders’ equity	464,165	603,992
Noncontrolling interest	(67)	110
Total shareholders’ equity	464,098	604,102
Total liabilities and shareholders’ equity	$856,617	$923,344

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$185,308	$154,344	$98,382
Operating expenses
Cost of revenue	57,909	49,301	22,530
Research and development	141,756	142,343	116,072
Sales and marketing	95,603	95,465	61,358
General and administrative	88,527	74,502	49,536
Amortization of intangible assets	1,699	1,699	1,703
Total operating expenses	385,494	363,310	251,199
Loss from operations	(200,186)	(208,966)	(152,817)
Interest and other income, net	4,056	1,668	6,590
Interest expense	(4,238)	—	—
Net loss	(200,368)	(207,298)	(146,227)
Add: Net loss attributable to noncontrolling interest	177	19	—
Net loss attributable to Adaptive Biotechnologies Corporation	$(200,191)	$(207,279)	$(146,227)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(1.40)	$(1.48)	$(1.11)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	142,515,917	140,354,915	131,216,468

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(200,368)	$(207,298)	$(146,227)
Other comprehensive (loss) income
Change in unrealized gains and losses on investments	(2,979)	(2,030)	222
Comprehensive loss	(203,347)	(209,328)	(146,005)
Add: Comprehensive loss attributable to noncontrolling interest	177	19	—
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(203,170)	$(209,309)	$(146,005)

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Interest	Equity
Balance at December 31, 2019	125,238,142	$12	$935,834	$671	$(365,478)	$—	$571,039
Issuance of common stock upon public offering, after deducting underwriters' discounts and net offering costs paid by us	7,200,000	1	271,838	—	—	—	271,839
Adjustments to accumulated deficit for adoption of guidance on accounting for leases	—	—	—	—	93	—	93
Issuance of common stock for cash upon exercise of stock options	5,204,254	1	21,538	—	—	—	21,539
Vesting of restricted stock units	4,500	—	—	—	—	—	—
Share-based compensation	—	—	24,761	—	—	—	24,761
Other comprehensive income	—	—	—	222	—	—	222
Net loss	—	—	—	—	(146,227)	—	(146,227)
Balance at December 31, 2020	137,646,896	14	1,253,971	893	(511,612)	—	743,266
Issuance of common stock upon exercise of common stock warrant	54,162	—	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options	3,674,057	—	26,484	—	—	—	26,484
Vesting of restricted stock units	18,750	—	—	—	—	—	—
Share-based compensation	—	—	43,251	—	—	—	43,251
Capital contributions for Digital Biotechnologies, Inc.	—	—	300	—	—	129	429
Other comprehensive loss	—	—	—	(2,030)	—	—	(2,030)
Net loss	—	—	—	—	(207,279)	(19)	(207,298)
Balance at December 31, 2021	141,393,865	14	1,324,006	(1,137)	(718,891)	110	604,102
Issuance of common stock for cash upon exercise of stock options	1,406,500	—	7,866	—	—	—	7,866
Vesting of restricted stock units	304,637	—	—	—	—	—	—
Share-based compensation	—	—	55,477	—	—	—	55,477
Other comprehensive loss	—	—	—	(2,979)	—	—	(2,979)
Net loss	—	—	—	—	(200,191)	(177)	(200,368)
Balance at December 31, 2022	143,105,002	$14	$1,387,349	$(4,116)	$(919,082)	$(67)	$464,098
The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(200,368)	$(207,298)	$(146,227)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	19,221	12,254	6,769
Noncash lease expense	7,227	7,028	3,266
Share-based compensation expense	55,477	43,251	24,761
Intangible assets amortization	1,699	1,699	1,703
Investment amortization	741	7,233	773
Research and development inventory reserve	2,638	—	—
Noncash interest expense	985	—	—
Other	(19)	(78)	71
Changes in operating assets and liabilities
Accounts receivable, net	(22,648)	(7,362)	2,613
Inventory	817	(5,200)	(4,994)
Prepaid expenses and other current assets	3,551	1,286	(1,362)
Accounts payable and accrued liabilities	7,111	3,940	7,495
Operating lease right-of-use assets and liabilities	(4,050)	8,522	(886)
Deferred revenue	(56,496)	(57,727)	(43,389)
Other	169	(275)	(276)
Net cash used in operating activities	(183,945)	(192,727)	(149,683)
Investing activities
Purchases of property and equipment	(16,349)	(61,746)	(18,803)
Purchases of marketable securities	(278,778)	(316,544)	(694,965)
Proceeds from sales and maturities of marketable securities	298,032	559,500	596,724
Net cash provided by (used in) investing activities	2,905	181,210	(117,044)
Financing activities
Proceeds from exercise of stock options	7,890	26,717	21,748
Proceeds from public offering of common stock, net of underwriting discounts and commissions	—	—	272,160
Payment of public offering costs, net	—	—	(321)
Proceeds from revenue interest purchase agreement, net of issuance costs	124,375	—	—
Proceeds from initial capital contributions for Digital Biotechnologies, Inc.	—	429	—
Net cash provided by financing activities	132,265	27,146	293,587
Net (decrease) increase in cash, cash equivalents and restricted cash	(48,775)	15,629	26,860
Cash, cash equivalents and restricted cash at beginning of year	141,203	125,574	98,714
Cash, cash equivalents and restricted cash at end of year	$92,428	$141,203	$125,574
Noncash investing and financing activities
Purchases of equipment included in accounts payable and accrued liabilities	$1,719	$682	$4,679
Derecognition of lease financing arrangements upon adoption of guidance on accounting for leases	$—	$—	$36,607
Supplemental disclosure of cash flow information
Cash paid for interest	$494	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements

1.
Organization and Description of Business

Adaptive Biotechnologies Corporation (“we,” “us” or “our”) is a commercial-stage company advancing the field of immune medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and aims to understand precisely how the immune system detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database, which is underpinned by computational biology and machine learning, and use them to develop and commercialize clinical products and services that we are tailoring to each individual patient. We have commercial products and services and a robust pipeline of clinical products and services that we are designing to diagnose, monitor and enable the treatment of diseases, such as cancer and autoimmune disorders.

We were incorporated in the State of Washington on September 8, 2009 under the name Adaptive TCR Corporation. On December 21, 2011, we changed our name to Adaptive Biotechnologies Corporation. We are headquartered in Seattle, Washington.

2.
Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Adaptive Biotechnologies Corporation, Adaptive Biotechnologies B.V., our wholly-owned subsidiary, and Digital Biotechnologies, Inc., a corporate subsidiary we have 70% ownership interest in. The remaining interest in Digital Biotechnologies, Inc., held by certain of our related parties and their related family trusts, are shown in the consolidated financial statements as noncontrolling interest. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, share-based compensation, imputing interest for our revenue interest purchase agreement (the “Purchase Agreement”) that we entered into in September 2022, the provision for income taxes, including related reserves, and the analysis of goodwill impairment, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

Segment Information

We have determined that our chief executive officer is the chief operating decision maker (“CODM”). The CODM regularly reviews operating results and other financial information presented on a consolidated basis. While revenue is reviewed at levels lower than the consolidated entity, resource allocation decisions are made by the CODM based on the results presented at the consolidated entity level, which is determined to be a single reporting unit. The consolidated entity operates as one operating segment and represents one reportable segment. We present disaggregated revenue from contracts with customers by market opportunity and type of arrangement. See Note 3, Revenue.

Reclassification

We previously disclosed revenue bifurcated into sequencing and development financial statement captions. In 2022, we changed how we classify revenue and now present total revenue on our consolidated statements of operations. See Note 3, Revenue for additional disaggregation of revenue under our Immune Medicine and Minimal Residual Disease ("MRD") market opportunities.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

Restricted Cash

We had a restricted cash balance of $2.4 million and $2.1 million as of December 31, 2022 and 2021, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our property and facility leases.

Investments in Marketable Securities

Marketable securities are classified as available-for-sale, consist of U.S. government debt securities, corporate bonds and commercial paper and are reported at fair value. Unrealized holding gains and losses are reflected as a separate component of shareholders’ equity in accumulated other comprehensive gain (loss) until realized. Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of marketable securities sold is based on the specific identification method.

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

Our financial instruments consist of Level 1 and Level 2 assets and have included Level 3 liabilities in the past. The carrying amounts of certain financial instruments approximate fair value due to their short maturities. We did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis as of December 31, 2022 and 2021.

Concentrations of Risk

We are subject to a concentration of risk from a limited number of suppliers, or in certain cases, single suppliers, for some of our laboratory instruments and materials. This risk is managed by targeting a quantity of surplus stock.

Cash, cash equivalents and marketable securities are financial instruments that potentially subject us to concentrations of credit risk. We invest in money market funds, United States (“U.S.”) government debt securities, U.S. government agency securities, corporate bonds and commercial paper with high-quality accredited financial institutions.

Significant customers are those that represent more than ten percent of our total revenue or accounts receivable, net balances for the periods and as of each consolidated balance sheet date presented, respectively.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			December 31,
	2022	2021	2020	2022	2021
Customer A	*%	*%	*%	15.8%	*%
Customer B	11.6	*	*	19.5	11.3
Genentech, Inc. and Roche Group	36.4	41.9	55.8	*	*
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

Inventory

Inventory consists of laboratory materials and supplies used in lab analysis. We capitalize inventory when purchased and record expense upon order fulfillment for servicing revenue or utilization in our research and development laboratories. Inventory is valued at the lower of cost or market on a first-in, first-out basis. We periodically perform obsolescence assessments and write-off any inventory that is no longer usable. Long-term inventory of $1.4 million was included within the other assets balance on our consolidated balance sheet as of December 31, 2022.

Property and Equipment

Property and equipment consists of computer equipment, computer software, laboratory equipment, leasehold improvements, furniture and office equipment and assets under construction. Property and equipment are recorded at cost and depreciation is recognized using the straight-line method based on estimated useful life. Maintenance and repairs are charged to expense as incurred and costs of improvements are capitalized.

Useful lives assigned to property and equipment are as follows:

Laboratory equipment	3 years to 7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Computer equipment and software	3 years to 5 years
Furniture and office equipment	3 years to 10 years

We review long-lived assets for impairment annually or whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Gains and losses from asset disposals and impairment losses, if incurred, are classified within our consolidated statements of operations in accordance with the use of the asset.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Goodwill

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We assess goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. We evaluate goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we so determine, or if we choose to bypass the qualitative assessment, we perform a quantitative goodwill impairment test. If impairment exists, the carrying value of the goodwill is reduced to its fair value through an impairment charge recorded in our consolidated statements of operations. To date, we have not recognized any impairment of goodwill.

Leases

We determine if an arrangement contains a lease at inception. We have operating lease agreements for the laboratory, office and warehouse facilities that we occupy. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the date the underlying asset becomes available for our use and are based on the present value of the future minimum lease payments over the lease term. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. As our leases generally do not provide an implicit interest rate, the present value of our future minimum lease payments is determined using our incremental borrowing rate. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term and is based on the information available to us at the lease commencement date, or as of January 1, 2020 for commenced leases that existed as of our adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASC 842”).

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

Revenue Interest Liability, Net and Related Imputed Interest

The revenue interest liability balance associated with the Purchase Agreement that we entered into in September 2022 is presented net of unamortized issuance costs on our consolidated balance sheets. We impute our associated interest expense using the effective interest rate method. We calculate an effective interest rate which will amortize our related obligation to zero over the anticipated repayment period. The effective interest rate may vary during the term of the agreement depending on a number of factors, including changes in forecasted GAAP revenues. We evaluate the effective interest rate quarterly based on both achieved and forecasted revenues, utilizing the prospective method. A significant increase or decrease in or changes in timing of forecasted revenue will prospectively impact our interest expense and the time period for repayment.

Revenue Recognition

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

We derive revenue by providing diagnostic and research services in our Immune Medicine and MRD market opportunities. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, immunoSEQ, to biopharmaceutical customers and academic institutions; (2) providing our T-Detect COVID tests to clinical customers; and (3) our collaboration agreements with Genentech, Inc. (“Genentech”) and other biopharmaceutical customers in areas of drug and target discovery. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers.

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

For agreements where we provide our clonoSEQ report to ordering physicians, we have identified one performance obligation: the delivery of a clonoSEQ report. We bill and receive payments for these transactions from commercial, government and medical institution payors. As payment from the respective payors may vary based on the various reimbursement rates and patient responsibilities, we consider the transaction price to be variable and record an estimate of the transaction price, subject to the constraint for variable consideration, as revenue at the time of delivery. The estimate of transaction price is based on historical and expected reimbursement rates with the various payors, which are monitored in subsequent periods and adjusted, as necessary, based on actual collection experience.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The contract transaction price for agreements we enter into with biopharmaceutical customers to further develop and commercialize their therapeutics may consist of a combination of non-refundable upfront fees, separately priced MRD testing fees and milestone fees earned upon our customers’ achievement of certain regulatory approvals. Depending on the contract, these agreements include single or multiple performance obligations. Such performance obligations include providing services to support our customers’ therapeutic development efforts, including regulatory support for our technology intended to be utilized as part of our customers’ registrational trials, developing analytical plans for our data, participating on joint research committees, assisting in completing a regulatory submission and providing MRD testing services related to customer-provided samples for their regulatory submissions. Generally, the support services, excluding MRD testing services, are not distinct within the context of the contract and thus are accounted for as a single performance obligation. The transaction price allocated to the respective performance obligations is estimated using an adjusted market assessment approach for the regulatory support services and a standalone selling price for the estimated MRD testing services. When MRD sample testing services are separately priced customer options, we assess if a material right exists and, if not, the customer option to purchase additional MRD sample testing services is not considered part of the contract. We recognize revenue related to MRD testing services over time using an output method based on the proportion of sample results delivered relative to the total amount of sample results expected to be delivered, when expected to be a faithful depiction of progress. We use the same method to recognize the regulatory support services. When an output method based on the proportion of sample results delivered is not expected to be a faithful depiction of progress, we utilize an input method using a cost-based model based on estimates of effort completed. Selecting the measure of progress and estimating progress to date requires significant judgment. Except for any non-refundable upfront fees, the other forms of compensation represent variable consideration. At contract inception, we fully constrain any consideration related to regulatory milestones, as the achievement of such milestones is subject to third-party regulatory approval and the customers’ own submission decision-making. Variable consideration related to regulatory milestones is estimated using the most likely amount method, where variable consideration is constrained until it is probable that a significant reversal of cumulative revenue will not occur. Milestone payments for regulatory approvals, which are not within our customers’ control, are not considered probable of being achieved until those approvals are received. Determining whether regulatory milestone payments are probable is an area that requires significant judgment. In making this assessment, we evaluate scientific, clinical, regulatory and other risks, as well as the level of effort and investment required to achieve the respective milestone.

In 2021, we executed an intellectual property license agreement that includes variable consideration related to sales-based royalties. Any consideration related to such royalties will be recognized as revenue at the later of when (i) the related sales occur or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied (or partially satisfied).

Contract Balances

In certain circumstances, billing may occur prior to services being performed. Upfront payments are recorded as deferred revenue, or contract liabilities. We classify deferred revenue as current when we expect our performance obligations will be completed within the next twelve months; however, we do not control the timing of customer provided samples. For service and collaboration activities, excluding those related to our worldwide collaboration and license agreement with Genentech, we assess the performance obligations and recognize deferred revenue as current or non-current based upon forecasted delivery times, which are customer coordinated. In certain circumstances, a customer project may be cancelled or terminated prior to the delivery of all related services covered by a customer’s upfront payment. In these circumstances, we recognize revenue when sufficient evidence is obtained that a reversal of revenue is not probable. We also recognize revenue when our estimate of total samples to be provided under certain of our agreements is reduced or, in the case of contract balances related to Medicare, when the likelihood becomes remote that a patient will receive additional testing. See Note 3, Revenue for our deferred revenue policy related to our worldwide collaboration and license agreement with Genentech.

Share-Based Compensation

Share-based compensation includes compensation expense for stock option, restricted stock unit and market-based restricted stock unit grants made to employees and non-employees. It represents the grant date fair value of the grants and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of actual forfeitures. We estimate the grant date fair value of stock option grants and market-based restricted stock units using the Black-Scholes option-pricing model and the Monte Carlo valuation model, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $13.7 million, $22.4 million and $14.5 million for the year ended December 31, 2022, 2021 and 2020, respectively.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Cost of Revenue

Cost of revenue includes the cost of materials, personnel-related expenses (including salaries, benefits and share-based compensation), shipping and handling expenses, equipment costs, allocated facility costs associated with processing samples and professional support costs related to our service revenue activities. Allocated facility costs include depreciation of laboratory equipment, as well as allocated facility occupancy and information technology costs. Costs associated with processing samples are recorded as expense, regardless of the timing of revenue recognition.

Research and Development Expenses

Research and development expenses consist of laboratory materials costs, personnel-related expenses (including salaries, benefits and share-based compensation), equipment costs, allocated facility costs, information technology expenses and contract service expenses. Research and development activities support further development and refinement of existing assays and products, discovery of new technologies and investments in our immune medicine platform. We also include in research and development expenses the costs associated with software development of applications to support future commercial opportunities, as well as development activities to support laboratory scaling and workflow. Additionally, a component of our research and development expenses are costs supporting clinical and analytical validations to obtain regulatory approval for future clinical products and services. Research and development costs are expensed as incurred. Upfront payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized, then are recognized as an expense as the goods are consumed or the related services are performed. Costs to support our worldwide collaboration and license agreement with Genentech are also a component of our research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses include personnel-related expenses (including salaries, benefits and share-based compensation) for commercial sales, product and account management, marketing, reimbursement, medical education and business development personnel that support commercialization of our platform products. In addition, these expenses include external costs such as advertising expenses, customer education and promotional expenses, market analysis expenses, conference fees, travel expenses and allocated facility costs.

Interest Expense

Interest expense includes costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. We impute the related interest expense using the effective interest rate method. We calculate an effective interest rate which will amortize our related obligation to zero over the anticipated repayment period. A significant increase or decrease in or changes in timing of forecasted revenue will prospectively impact our interest expense.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Immune Medicine revenue
Service revenue	$31,777	$24,482	$12,207
Collaboration revenue	66,387	63,651	53,526
Total Immune Medicine revenue	98,164	88,133	65,733
MRD revenue
Service revenue	81,144	56,211	30,149
Regulatory milestone revenue	6,000	10,000	2,500
Total MRD revenue	87,144	66,211	32,649
Total revenue	$185,308	$154,344	$98,382

During the year ended December 31, 2022, we recognized $0.7 million in Immune Medicine service revenue related to cancelled customer contracts. Additionally, during the year ended December 31, 2022, we recognized $5.2 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, changes in estimates of total samples to be provided under certain of our agreements and cancelled customer contracts.

During the year ended December 31, 2021, we recognized $5.8 million in MRD service revenue related to changes in estimates of total samples to be provided under certain of our agreements, Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, a change in our estimate of expected cumulative tests per patient for one of our covered indications and cancelled customer contracts.

During the year ended December 31, 2020, we recognized $1.4 million in MRD service revenue related to cancelled customer contracts and Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote.

As of December 31, 2022, we could receive up to an additional $368.5 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

Under the terms of the agreement, we granted Genentech exclusive worldwide licenses to develop and commercialize TCR-based cellular therapies in the field of oncology, including licenses to existing shared antigen data packages. Additionally, Genentech has the right to determine which product candidates to further develop for commercialization purposes. We determined that this arrangement meets the criteria set forth in Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements (“ASC 808”), because both parties are active participants in the activity and are exposed to significant risks and rewards depending on the activity’s commercial failure or success. Because ASC 808 does not provide guidance on how to account for the activities under a collaborative arrangement, we applied the guidance in ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to account for the activities related to the Genentech Agreement.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of December 31, 2022. We excluded the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

As there are potential substantive developments necessary, which Genentech may be able to direct, we determined that we would apply a proportional performance model to recognize revenue for our performance obligation. We measure proportional performance using an input method based on costs incurred relative to the total estimated costs of research and development efforts to pursue both the Shared Products and Personalized Product pathways. When any of the potential regulatory and development milestones are no longer fully constrained and are included in the transaction price, such amounts will be recognized using the cumulative catch-up method based on proportional performance at such time. We currently expect to recognize the revenue over a period of approximately eight to nine years from the effective date. This estimate of the research and development period considers pursuit options of development activities supporting both the Shared Products and Personalized Product, but may be reduced or increased based on the various activities as directed by the joint committees, decisions made by Genentech, regulatory feedback or other factors not currently known.

We recognized $62.8 million, $62.0 million and $52.8 million in Immune Medicine collaboration revenue during the year ended December 31, 2022, 2021 and 2020, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

4.
Deferred Revenue

Deferred revenue from the Genentech Agreement represents $31.8 million and $55.5 million of the current and non-current deferred revenue balances, respectively, as of December 31, 2022 and $56.1 million and $94.0 million of the current and non-current deferred revenue balances, respectively, as of December 31, 2021. We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately four to five years from December 31, 2022. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on various research and development activities.

Changes in deferred revenue during the year ended December 31, 2022 were as follows (in thousands):

Deferred revenue balance at December 31, 2021	$179,210
Additions to deferred revenue during the period	42,866
Revenue recognized during the period	(99,362)
Deferred revenue balance at December 31, 2022	$122,714

As of December 31, 2022, $77.3 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2021.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

5.
Fair Value Measurements

The following tables set forth the fair value of financial assets as of December 31, 2022 and 2021 that were measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$38,502	$—	$—	$38,502
Commercial paper	—	9,969	—	9,969
U.S. government debt securities	—	385,848	—	385,848
Corporate bonds	—	12,349	—	12,349
Total financial assets	$38,502	$408,166	$—	$446,668

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$131,946	$—	$—	$131,946
U.S. government debt securities	—	391,145	—	391,145
Corporate bonds	—	39,996	—	39,996
Total financial assets	$131,946	$431,141	$—	$563,087

Level 1 securities include highly liquid money market funds, for which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of U.S. government debt securities, corporate bonds and commercial paper, and are valued based on recent trades of securities in inactive markets or on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

6.
Investments

Available-for-sale investments consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$9,969	$—	$—	$9,969
U.S. government debt securities	389,898	14	(4,064)	385,848
Corporate bonds	12,415	—	(66)	12,349
Total short-term marketable securities	$412,282	$14	$(4,130)	$408,166

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government debt securities	$186,752	$4	$(109)	$186,647
Corporate bonds	27,363	—	(14)	27,349
Total short-term marketable securities	$214,115	$4	$(123)	$213,996
Long-term marketable securities
U.S. government debt securities	$205,472	$—	$(974)	$204,498
Corporate bonds	12,691	—	(44)	12,647
Total long-term marketable securities	$218,163	$—	$(1,018)	$217,145

All the U.S. government debt securities, corporate bonds and commercial paper designated as short-term marketable securities have an effective maturity date that is equal to or less than one year from the respective consolidated balance sheet date. Those that are designated as long-term marketable securities have an effective maturity date that is more than one year from the respective consolidated balance sheet date.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $0.8 million and $1.4 million were presented separately within the prepaid expenses and other current assets balance on our consolidated balance sheet as of December 31, 2022 and 2021, respectively.

The following table presents the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of December 31, 2022 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government debt securities	$130,541	$(346)	$201,153	$(3,718)
Corporate bonds	—	—	12,349	(66)
Total available-for-sale securities	$130,541	$(346)	$213,502	$(3,784)

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of December 31, 2022, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of December 31, 2022 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

7.
Property and Equipment, Net

Property and equipment, net as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$43,592	$36,312
Computer equipment	7,766	6,988
Furniture and office equipment	5,342	5,579
Computer software	1,069	992
Construction in progress	7,625	5,658
Leasehold improvements	72,403	65,959
Total property and equipment, at cost	137,797	121,488
Less: Accumulated depreciation	(54,350)	(36,226)
Property and equipment, net	$83,447	$85,262

Depreciation expense was $19.2 million, $12.3 million and $6.8 million for the year ended December 31, 2022, 2021 and 2020, respectively.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

8.
Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(13,304)	$6,696
Purchased intellectual property	325	(194)	131
Balance at December 31, 2022	$20,325	$(13,498)	$6,827

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(11,638)	$8,362
Purchased intellectual property	325	(161)	164
Balance at December 31, 2021	$20,325	$(11,799)	$8,526

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. in 2015. The remaining balance of the acquired developed technology and the purchased intellectual property is expected to be amortized over the next 4.0 years.

As of December 31, 2022, expected future amortization expense for intangible assets was as follows (in thousands):

2023	$1,699
2024	1,703
2025	1,699
2026	1,699
2027	27
Total future amortization expense	$6,827

9.
Accrued Liabilities

Accrued liabilities as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Professional fees	$4,744	$3,687
Clinical and contract research organization costs	1,533	1,646
Travel and entertainment	233	184
Tax liabilities	194	391
Purchases of property and equipment	1,680	615
Computer and software	2,385	1,776
Other	1,655	1,044
Total accrued liabilities	$12,424	$9,343

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

10.
Leases

We have operating lease agreements for the laboratory, office and warehouse facilities that we occupy in various locations.

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

In August 2019, we entered into an agreement to rent approximately 100,000 square feet in what was a to-be-constructed, new headquarters building in Seattle, Washington. In connection with the lease, we entered into a $2.1 million letter of credit with one of our existing financial institutions. The lease commenced in December 2020, when the landlord delivered the premises to us for construction of certain tenant improvements. We occupied the new building in 2021, cash payment for rent began in October 2021 and the lease term ends in August 2033, subject to our option to twice extend the lease for five years. In connection with this lease, the landlord agreed to fund $20.0 million in improvements, which was subsequently reduced to $14.8 million as a result of our change requests made during landlord construction of the building, net of an administration fee. As of December 31, 2022, we incurred $14.9 million in certain tenant improvement costs, all of which has been reimbursed by the landlord. As of December 31, 2021, we incurred $14.9 million in certain tenant improvement costs, of which $10.9 million had been reimbursed by the landlord. The remaining $4.0 million is presented as a reduction in the cash flows used to measure our ROU asset and lease liabilities on our consolidated balance sheet as of December 31, 2021. The lease also requires us to pay additional amounts for operating and maintenance expenses.

In October 2019, we entered into an agreement to lease approximately 14,750 square feet in a separate Seattle, Washington location, pursuant to a lease expiring in October 2029, subject to our ability to exercise an early termination right after the third year, which we exercised during the year ended December 31, 2022. In connection with the lease, the landlord agreed to provide a tenant improvement allowance in the maximum amount of $0.7 million. The lease also required us to pay additional amounts for operating expenses.

In April 2018, we entered into a lease agreement to lease approximately 13,400 square feet in South San Francisco, California. The lease term is through March 2026 and provides for one five-year extension option. We are responsible for our share of allocable operating expenses, tax expenses and utilities costs during the duration of the lease term. In connection with the lease, the landlord funded agreed-upon improvements. The landlord was solely responsible for the $2.4 million cost of such improvements. The lease agreement was amended in February 2020 to lease approximately 19,900 additional square feet and provides for a $0.6 million tenant improvement allowance.

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

As of December 31, 2022, we were not party to any finance leases. Our leases have remaining terms ranging from 1.0 year to 10.7 years and include options to extend certain of the leases up to 10.0 years and terminate certain of the leases after 3.0 years of leasing. We adjust lease terms for these options only when it is reasonably certain we will exercise these options. As of December 31, 2022, it was reasonably certain that we would exercise our early termination right for one of our leases in 2023.

Other information related to our operating leases as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (in years)	9.75	10.55
Weighted-average discount rate	4.6%	4.6%

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance as of December 31, 2022 (in thousands):

2023	$13,964
2024	13,692
2025	14,098
2026	12,330
2027	11,944
Thereafter	69,244
Total undiscounted lease payments	135,272
Less: Imputed interest rate	(27,270)
Total operating lease liabilities	108,002
Less: Current portion	(9,230)
Operating lease liabilities, less current portion	$98,772

Operating lease expense was $12.4 million, $12.4 million and $5.5 million for the year ended December 31, 2022, 2021 and 2020, respectively. Variable lease expense for operating leases was $7.2 million, $3.5 million and $2.6 million for the year ended December 31, 2022, 2021 and 2020, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022 was $9.2 million, net of $5.2 million of cash received for tenant improvement allowances. Cash paid for amounts included in the measurement of lease liabilities was $8.3 million and cash received for tenant improvement allowances was $11.5 million during the year ended December 31, 2021. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020 was $3.2 million, net of $2.5 million of cash received for tenant improvement allowances. For the year ended December 31, 2021, ROU assets obtained in exchange for operating lease liabilities was $5.4 million. For the year ended December 31, 2020, ROU assets obtained in exchange for operating lease liabilities was $109.1 million, inclusive of the $33.0 million recognized from the adoption of ASC 842.

11.
Revenue Interest Purchase Agreement

Revenue Interest Purchase Agreement

In September 2022, we entered into the Purchase Agreement with OrbiMed Royalty & Credit Opportunities IV, LP ("OrbiMed"), an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchasers”). Pursuant to the Purchase Agreement, we received $125.0 million from the Purchasers at closing (the "First Payment"), less certain transaction expenses. We will also be entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 (the “Second Payment”) and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025 (the “Third Payment”), in each case subject to certain funding conditions. To secure our obligations under the Purchase Agreement, we and our subsidiaries have granted OrbiMed a security interest in our core platform technology assets, subject to certain customary exclusions, as defined in the Purchase Agreement.

Revenue Interest Payments

As consideration for such payments, the Purchasers will have a right to receive certain revenue interests (the “Revenue Interests”) from us based on a percentage (the “Applicable Payment Percentage”) of all GAAP revenue (the “Revenue Base”). If only the First Payment has been made, the Applicable Payment Percentage shall be five percent of the quarterly Revenue Base. If both the First Payment and Second Payment have been made, the Applicable Payment Percentage shall be eight percent of the quarterly Revenue Base. If each of the First Payment, Second Payment and Third Payment have been made, the applicable payment percentage applied to the Revenue Interest shall be ten percent of the quarterly Revenue Base.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period, taking into account the forecasted Revenue Interest Payments. The calculated effective interest rate as of December 31, 2022 was 11.4%.

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

The following table sets forth the revenue interest liability, net activity during the year ended December 31, 2022 (in thousands):

Revenue interest liability at inception	$125,000
Capitalized issuance costs	(625)
Interest expense	4,238
Revenue interest paid	(493)
Revenue interest payable	(2,760)
Revenue interest liability, net at December 31, 2022	$125,360

The revenue interest payable of $2.8 million was included within the accounts payable balance on our consolidated balance sheet as of December 31, 2022.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

12.
Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of December 31, 2022.

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

13.
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

As of December 31, 2022, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	13,520,997
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	6,475,989
Shares available for future grant under the 2019 Equity Incentive Plan	14,581,975
Shares available for future grant under the Employee Stock Purchase Plan	2,804,298
Total shares of common stock reserved for future issuance	37,383,259

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

Our board of directors determined not to increase the 2019 Plan and ESPP reserves in 2022. Effective January 1, 2023, our 2019 Plan and ESPP reserves increased by 7,155,250 shares and 1,431,050 shares, respectively.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

14.
Equity Incentive Plans

2009 Equity Incentive Plan

We adopted an equity incentive plan in 2009 (“2009 Plan”) that provided for the issuance of incentive and nonqualified common stock options and other share-based awards for employees, directors and consultants. Under the 2009 Plan, the exercise price for incentive and nonqualified stock options were not to be less than the fair market value of our common stock at the date of grant. Stock options granted under this plan expire no later than ten years from the grant date and vesting was established at the time of grant. Pursuant to the terms of the 2019 Plan, any shares subject to outstanding stock options originally granted under the 2009 Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to awards granted under the 2019 Plan. While no shares are available for future grant under the 2009 Plan, it continues to govern outstanding equity awards granted thereunder.

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain stock option and restricted stock unit grants made to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of December 31, 2022, we had 29,170,696 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the year ended December 31, 2022 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2021	22,299,923
Stock options and restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(11,556,509)
Stock options and restricted stock units forfeited or expired	3,838,561
Shares available for grant at December 31, 2022	14,581,975

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the year ended December 31, 2022 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2021	12,778,984	$19.72
Stock options granted	4,425,336	11.67
Stock options forfeited	(1,655,959)	28.54
Stock options expired	(620,864)	32.60
Stock options exercised	(1,406,500)	5.59
Stock options outstanding at December 31, 2022	13,520,997	$16.88	$6,651
Stock options vested and exercisable at December 31, 2022	7,568,858	$15.01	$6,438

The weighted-average remaining contractual life for stock options outstanding as of December 31, 2022 was 7.0 years. The weighted-average remaining contractual life for vested and exercisable stock options as of December 31, 2022 was 5.5 years.

The total intrinsic value of stock options exercised during the year ended December 31, 2022, 2021 and 2020 was $7.6 million, $156.5 million and $190.4 million, respectively.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Of the $26.7 million proceeds from exercise of stock options included on our consolidated statements of cash flows for the year ended December 31, 2021, $0.3 million related to stock options exercised during the year ended December 31, 2020 but settled during the year ended December 31, 2021. Of the $21.7 million proceeds from exercise of stock options included on our consolidated statements of cash flows for the year ended December 31, 2020, $0.5 million related to stock options exercised during the year ended December 31, 2019 but settled during the year ended December 31, 2020.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the year ended December 31, 2022 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2021	1,211,191	$37.41
Restricted stock units granted	6,636,939	11.43
Restricted stock units forfeited	(1,561,738)	16.20
Restricted stock units vested	(304,637)	37.71
Nonvested restricted stock units outstanding at December 31, 2022	5,981,755	$14.11

The total fair value of restricted stock units vested during the year ended December 31, 2022, 2021 and 2020 was $3.5 million, $0.8 million and $0.2 million, respectively.

Market-Based Restricted Stock Units

In addition to the restricted stock units described above, our board of directors approved an award of market-based restricted stock units to our chief executive officer in March 2022. The shares of common stock that may be earned under the award, ranging from zero shares to 494,234 shares, are calculated based upon our total shareholder return during a three-year performance period as measured against that of the group of companies comprising the S&P Biotechnology Select Industry Index as of the grant date, subject to certain adjustments to such index group. Except as expressly provided in the terms of the award agreement, vesting is subject to our chief executive officer's continuous service through the end of the three-year performance period. These market-based restricted stock units were outstanding as of December 31, 2022.

Grant Date Fair Value of Stock Options, Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the years ended December 31, 2022, 2021 and 2020 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2022	2021	2020
Fair value of common stock	$7.30 - $14.95	$30.86 - $66.50	$17.68 - $55.23
Expected term (in years)	5.27 - 6.08	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	1.7% - 3.9%	0.5% - 1.4%	0.4% - 1.7%
Expected volatility	68.2% - 71.0%	67.1% - 70.0%	70.5% - 73.3%
Expected dividend yield	—	—	—

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2022, 2021 and 2020 was $7.36, $24.22 and $21.11, respectively.

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the year ended December 31, 2022, 2021 and 2020 was $11.43, $37.98 and $28.10, respectively.

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

The compensation cost related to stock options, restricted stock units and market-based restricted stock units for the years ended December 31, 2022, 2021 and 2020 are included on our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$3,910	$2,100	$817
Research and development	17,689	14,061	8,519
Sales and marketing	13,597	12,312	6,627
General and administrative	20,281	14,778	8,798
Total share-based compensation expense	$55,477	$43,251	$24,761

As of December 31, 2022, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$64,881	2.47
Nonvested restricted stock units	68,784	3.07
Nonvested market-based restricted stock units	3,382	2.18

15.
Microsoft Collaboration Agreement

Summary of Agreement

In December 2017, we entered into a collaboration agreement with Microsoft Corporation ("Microsoft") (the “Microsoft Agreement”) to computationally derive a comprehensive TCR antigen map for purposes of developing a universal diagnostic based on a single blood test.

Contemporaneously with the Microsoft Agreement, we entered into a separate agreement to use Microsoft’s Azure cloud services at standard volume pricing with a minimum Azure purchase requirement of $12.0 million over the seven-year term of the Microsoft Agreement, which has been met.

In addition, contemporaneously with entering into the Microsoft Agreement, Microsoft made a preferred stock investment of $45.0 million as a part of our Series F-1 convertible preferred stock issuance.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Summary of Accounting

The terms of the Microsoft Agreement meet the criteria under ASC 808, as both parties are active participants in the activity and are exposed to significant risks and rewards dependent on the commercial success of the activity. ASC 808 does not provide guidance on how to account for the activities under the collaboration and we determined that Microsoft did not meet the definition of a customer under ASC 606. Accordingly, we looked to other guidance to determine the accounting for the respective elements.

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

16.
Restructuring

In March 2022, we began implementing a restructuring plan to reduce operating costs and drive future growth aligned with the strategic reorganization of our business around our MRD and Immune Medicine market opportunities. Under this restructuring plan, we reduced our workforce by approximately 100 employees.

We incurred aggregate restructuring costs of $2.0 million, all of which was recognized during the year ended December 31, 2022. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support and were contingent upon the impacted employees’ execution and non-revocation of separation agreements. Our aggregate restructuring costs also included certain contract termination costs.

The activities related to our reduction in workforce were primarily completed in March 2022 and the $2.0 million aggregate restructuring costs were paid as of December 31, 2022.

17.
Income Taxes

The components of loss before provision for income taxes for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(200,427)	$(207,314)	$(146,227)
Foreign	59	16	—
Total loss before provision for income taxes	$(200,368)	$(207,298)	$(146,227)

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of our deferred tax assets and liabilities as of the dates presented are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating losses	$210,609	$200,363
Tax credit carryforward	36,848	31,200
Nonqualifying stock options	23,885	18,072
Operating lease liabilities	27,199	30,401
Deferred revenue	26,170	42,481
Capitalized research and development	40,957	—
Other	5,859	4,345
Total deferred tax assets	371,527	326,862
Less: Valuation allowance	(346,578)	(297,020)
Deferred tax assets, net of valuation allowance	24,949	29,842
Deferred tax liabilities
Tangible and intangible assets	(4,897)	(7,310)
Right-of-use assets	(20,052)	(22,532)
Net deferred taxes	$—	$—

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses ("NOLs"), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $49.6 million and $99.5 million during the year ended December 31, 2022 and 2021, respectively.

Federal tax laws impose substantial restrictions on the utilization of NOL and credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code of 1986. Accordingly, our ability to utilize these carryforwards may be limited due to such ownership changes. We have completed a Section 382 analysis for changes in ownership through December 31, 2020 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the Tax Cuts and Jobs Act (the "TCJA") federal income tax law, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. As of December 31, 2022, we had U.S. federal NOLs of $192.5 million and U.S. federal tax credits of $39.5 million that will begin to expire in 2028. We also had $616.5 million of NOLs as of December 31, 2022 that do not expire.

The TCJA was enacted on December 22, 2017 and includes the requirement to capitalize and amortize research and experimental expenditures beginning in 2022. Prior to 2022, we expensed these costs as incurred for tax purposes. The capitalization of the research and experimental expenditures resulted in a new deferred tax asset of $41.0 million, which was offset by a valuation allowance, resulting in no significant impact to income tax expense for the year ended December 31, 2022. This deferred tax asset will be amortized over five years.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The effective tax rate of our provision for income taxes differs from the federal statutory rate for the periods presented as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	3.8	8.3	13.8
Share-based compensation	(2.0)	14.1	25.2
Permanent items	(0.2)	(0.1)	(0.1)
Credits	3.0	4.7	5.7
Other	(1.2)	(0.3)	0.5
Change in valuation allowance	(24.4)	(47.7)	(66.1)
Total	0.0%	0.0%	0.0%

We account for Global Intangible Low-Taxed Income as period costs when incurred.

We recognize, in our consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We had unrecognized tax benefits of $8.1 million as of December 31, 2022.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the dates presented are as follows (in thousands):

Balance at December 31, 2019	$2,052
Additions in 2020	1,437
Balance at December 31, 2020	3,489
Additions in 2021	3,426
Balance at December 31, 2021	6,915
Additions in 2022	1,202
Balance at December 31, 2022	$8,117

During the year ended December 31, 2022, 2021 and 2020, we recognized uncertain tax positions of $1.2 million, $3.4 million and $1.4 million, respectively, related to a reduction of the research and development credit deferred tax asset. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. We do not expect a material change to our unrecognized tax benefits over the next twelve months that would have an adverse effect on our operating results.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions as of December 31, 2022 and 2021.

We file federal and certain state income tax returns, which provide varying statutes of limitations on assessments. However, because of NOL carryforwards, substantially all tax years since inception remain open to federal and state tax examination.

18.
Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of the basic and diluted net loss per share attributable to our common shareholders for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to Adaptive Biotechnologies Corporation	$(200,191)	$(207,279)	$(146,227)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	142,515,917	140,354,915	131,216,468
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(1.40)	$(1.48)	$(1.11)

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to our common shareholders for the years ended December 31, 2022, 2021 and 2020, as they had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Stock options outstanding	13,892,287	13,097,374	16,125,548
Nonvested restricted stock units outstanding	4,799,850	693,173	38,125
Maximum nonvested market-based restricted stock units outstanding eligible to be earned	410,282	—	—
Common stock warrant outstanding	—	8,570	56,875
Total	19,102,419	13,799,117	16,220,548

19.
Retirement Plan

We maintain a salary deferral 401(k) plan (“401(k) Plan”) covering employees who have met certain eligibility requirements. Employees may defer up to 100% of their compensation to the 401(k) Plan, subject to federal limits. We made $2.8 million, $2.5 million and $1.6 million in discretionary contributions during the year ended December 31, 2022, 2021 and 2020, respectively, which are fully vested after one year of employee service.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control

There was not any change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Adaptive Biotechnologies Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Adaptive Biotechnologies Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Adaptive Biotechnologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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

February 14, 2023

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K will be included in our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Shareholders (“2023 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K, including with respect to our equity compensation plans, will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

(3)
Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation		8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws		8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019		S-1	333-231838	4.1	5/30/2019
4.2	Description of Securities		10-K	001-38957	4.3	2/26/2020
10.1†	Strategic Collaboration and License Agreement between Genentech, Inc. and the Registrant, dated December 19, 2018		S-1	333-231838	10.1	5/30/2019
10.2†	Strategic Collaboration Agreement between Microsoft Corporation and the Registrant, dated December 11, 2017		S-1	333-231838	10.2	5/30/2019
10.3†	Master Terms & Conditions of Sale between Illumina, Inc. and the Registrant, dated May 28, 2019		S-1/A	333-231838	10.3	6/17/2019
10.4	Amended and Restated Side Letter Agreement among Viking Global Equities LP, Viking Global Equities II LP, VGE III Portfolio Ltd., Viking Long Fund Master Ltd. and the Registrant, dated May 8, 2019		S-1	333-231838	10.5	5/30/2019
10.5*	Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers		S-1	333-231838	10.7	5/30/2019
10.6*	Form of Amended and Restated Employment Agreement between the Registrant and Francis T. Lo		S-1	333-231838	10.8	5/30/2019
10.7*	Form of Restated Non-Employee Director Change in Control Agreement between the Registrant and each of its non-employee directors		S-1	333-231838	10.9	5/30/2019
10.8*	Form of Executive Severance Agreement between the Registrant and certain of its executive officers		10-Q	001-38957	10.1	8/10/2020

			Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
10.9*	Form of Indemnification Agreement between the Registrant and its directors and executive officers		S-1	333-231838	10.13	5/30/2019
10.10*	Adaptive Biotechnologies Corporation Non-Employee Director Compensation Policy	X
10.11*	Adaptive Biotechnologies Corporation 2009 Equity Incentive Plan and form of award agreement thereunder		S-1	333-231838	10.15	5/30/2019
10.12*	Adaptive Biotechnologies Corporation 2019 Equity Incentive Plan and form of award agreement thereunder		10-Q	001-38957	10.12	8/13/2019
10.13*	Form of Stock Option Agreement for Non-U.S. Participants		10-K	001-38957	10.16	2/24/2021
10.14*	Form of Restricted Stock Unit Agreement for Non-U.S. Participants		10-K	001-38957	10.17	2/24/2021
10.15*	Form of Performance Units Agreement and Notice of Grant of Performance Units		10-Q	001-38957	10.1	5/4/2022
10.16*	Adaptive Biotechnologies Corporation 2019 Employee Stock Purchase Plan		S-1/A	333-231838	10.17	6/17/2019
10.17	Revenue Interest Purchase Agreement, made and entered into as of September 12, 2022, by and among Adaptive Biotechnologies Corporation, the Purchasers from time to time party hereto, and OrbiMed Royalty & Credit Opportunities IV, LP		8-K	001-38957	10.1	9/12/2022
10.18	Lease Agreement between ARE-Seattle No. 11, LLC and Adaptive TCR Corporation, dated July 21, 2011, as amended by Amendment No. 1, dated August 26, 2011, Amendment No. 2, dated June 30, 2014, Amendment No. 3, dated November 5, 2015, Amendment No. 4, dated December 23, 2015, and Amendment No. 5, dated June 6, 2016		S-1	333-231838	10.18	5/30/2019
10.19†	Sixth Amendment to Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 11, LLC, dated August 2, 2019		8-K	001-38957	10.1	8/7/2019
10.20†	Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 12, LLC, dated August 2, 2019		8-K	001-38957	10.2	8/7/2019
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the signature page)	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	X

* Management contract or compensation plan or arrangement.

† Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information is not material and would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, State of Washington, on February 14, 2023.

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

Signature	Title	Date

/s/ Chad Robins Chad Robins	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2023

/s/ Tycho Peterson Tycho Peterson	Chief Financial Officer (Principal Financial Officer)	February 14, 2023

/s/ Kyle Piskel Kyle Piskel	VP, Principal Accounting Officer (Principal Accounting Officer)	February 14, 2023

/s/ Kevin Conroy Kevin Conroy	Director	February 14, 2023

/s/ Michelle Griffin Michelle Griffin	Director	February 14, 2023

/s/ Robert Hershberg Robert Hershberg, PhD, MD	Director	February 14, 2023

/s/ Peter Neupert Peter Neupert	Director	February 14, 2023

/s/ Katey Owen Katey Owen, PhD	Director	February 14, 2023

/s/ Michael Pellini Michael Pellini, MD	Director	February 14, 2023

/s/ Leslie Trigg Leslie Trigg	Director	February 14, 2023