Form 10-Q
period 2023-03-31
Adaptive Biotechnologies Corp
filed 2023-05-03
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 144,311,000 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to achieve and maintain commercial market acceptance of our current products and services, such as clonoSEQ and immune sequencing, as well as our ability to achieve market acceptance for any additional products and services beyond our current portfolio, if developed;
•
our collaboration with Genentech, Inc. (“Genentech”) and our ability to develop and commercialize cellular therapeutics, including our ability to achieve milestones and realize the intended benefits of the collaboration;
•
our ability to develop a comprehensive map of the interaction between the immune system and disease (“TCR-Antigen Map”) and yield insights from it that are commercially viable; and
•
our expected reliance on collaborators and other third parties for development, clinical testing and regulatory approval of current products in new indications and potential product candidates, which may fail at any time due to a number of possible unforeseen events.

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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$94,612	$90,030
Short-term marketable securities (amortized cost of $347,988 and $412,282, respectively)	346,083	408,166
Accounts receivable, net	30,972	40,057
Inventory	19,874	14,453
Prepaid expenses and other current assets	9,792	9,440
Total current assets	501,333	562,146
Long-term assets
Property and equipment, net	81,294	83,447
Operating lease right-of-use assets	78,960	80,763
Restricted cash	2,315	2,398
Intangible assets, net	6,408	6,827
Goodwill	118,972	118,972
Other assets	2,181	2,064
Total assets	$791,463	$856,617
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$6,333	$8,084
Accrued liabilities	8,041	12,424
Accrued compensation and benefits	6,120	15,935
Current portion of operating lease liabilities	9,287	9,230
Current portion of deferred revenue	60,320	64,115
Total current liabilities	90,101	109,788
Long-term liabilities
Operating lease liabilities, less current portion	96,494	98,772
Deferred revenue, less current portion	53,908	58,599
Revenue interest liability, net	127,008	125,360
Total liabilities	367,511	392,519
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at March 31, 2023 and December 31, 2022; 144,279,969 and 143,105,002 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	1,402,692	1,387,349
Accumulated other comprehensive loss	(1,905)	(4,116)
Accumulated deficit	(976,781)	(919,082)
Total Adaptive Biotechnologies Corporation shareholders’ equity	424,020	464,165
Noncontrolling interest	(68)	(67)
Total shareholders’ equity	423,952	464,098
Total liabilities and shareholders’ equity	$791,463	$856,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$37,647	$38,620
Operating expenses
Cost of revenue	18,681	13,192
Research and development	32,601	37,839
Sales and marketing	22,308	26,093
General and administrative	20,831	24,144
Amortization of intangible assets	419	419
Total operating expenses	94,840	101,687
Loss from operations	(57,193)	(63,067)
Interest and other income, net	3,024	271
Interest expense	(3,531)	—
Net loss	(57,700)	(62,796)
Add: Net loss attributable to noncontrolling interest	1	60
Net loss attributable to Adaptive Biotechnologies Corporation	$(57,699)	$(62,736)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.40)	$(0.44)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	143,511,142	141,697,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(57,700)	$(62,796)
Other comprehensive income (loss)
Change in unrealized gains and losses on investments	2,211	(3,646)
Comprehensive loss	(55,489)	(66,442)
Add: Comprehensive loss attributable to noncontrolling interest	1	60
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(55,488)	$(66,382)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2021	141,393,865	$14	$1,324,006	$(1,137)	$(718,891)	$110	$604,102
Issuance of common stock for cash upon exercise of stock options	648,208	—	2,734	—	—	—	2,734
Vesting of restricted stock units	141,185	—	—	—	—	—	—
Share-based compensation expense	—	—	12,861	—	—	—	12,861
Other comprehensive loss	—	—	—	(3,646)	—	—	(3,646)
Net loss	—	—	—	—	(62,736)	(60)	(62,796)
Balance at March 31, 2022	142,183,258	$14	$1,339,601	$(4,783)	$(781,627)	$50	$553,255

Balance at December 31, 2022	143,105,002	$14	$1,387,349	$(4,116)	$(919,082)	$(67)	$464,098
Issuance of common stock for cash upon exercise of stock options	145,758	—	672	—	—	—	672
Vesting of restricted stock units	1,029,209	—	—	—	—	—	—
Share-based compensation expense	—	—	14,671	—	—	—	14,671
Other comprehensive income	—	—	—	2,211	—	—	2,211
Net loss	—	—	—	—	(57,699)	(1)	(57,700)
Balance at March 31, 2023	144,279,969	$14	$1,402,692	$(1,905)	$(976,781)	$(68)	$423,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(57,700)	$(62,796)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	5,004	4,637
Noncash lease expense	1,805	1,792
Share-based compensation expense	14,671	12,861
Intangible assets amortization	419	419
Investment amortization	(1,609)	862
Inventory reserve	1,080	—
Noncash interest expense	1,648	—
Other	5	(20)
Changes in operating assets and liabilities
Accounts receivable, net	9,085	(5,109)
Inventory	(6,607)	(1,739)
Prepaid expenses and other current assets	(352)	962
Accounts payable and accrued liabilities	(15,878)	(7,545)
Operating lease right-of-use assets and liabilities	(2,223)	2,035
Deferred revenue	(8,486)	(10,812)
Other	(14)	—
Net cash used in operating activities	(59,152)	(64,453)
Investing activities
Purchases of property and equipment	(2,924)	(3,077)
Purchases of marketable securities	(89,097)	(60,235)
Proceeds from maturities of marketable securities	155,000	101,000
Net cash provided by investing activities	62,979	37,688
Financing activities
Proceeds from exercise of stock options	672	2,749
Net cash provided by financing activities	672	2,749
Net increase (decrease) in cash, cash equivalents and restricted cash	4,499	(24,016)
Cash, cash equivalents and restricted cash at beginning of year	92,428	141,203
Cash, cash equivalents and restricted cash at end of period	$96,927	$117,187
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$1,651	$2,952
Supplemental disclosure of cash flow information
Cash paid for interest	$2,760	$—

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Adaptive Biotechnologies Corporation, Adaptive Biotechnologies B.V., our wholly-owned subsidiary, and Digital Biotechnologies, Inc., a corporate subsidiary we have 70% ownership interest in. The remaining interest in Digital Biotechnologies, Inc., held by certain of our related parties and their related family trusts, are shown in the unaudited condensed consolidated financial statements as noncontrolling interest. All intercompany transactions and balances have been eliminated upon consolidation.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on February 14, 2023.

Restricted Cash

We had a restricted cash balance of $2.3 million and $2.4 million as of March 31, 2023 and December 31, 2022, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our property and facility leases.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Concentrations of Risk

We are subject to a concentration of risk from a limited number of suppliers, or in certain cases, single suppliers, for some of our laboratory instruments and materials. This risk is managed by targeting a quantity of surplus stock.

Cash, cash equivalents and marketable securities are financial instruments that potentially subject us to concentrations of credit risk. We invest in money market funds, United States (“U.S.”) government treasury and agency securities, corporate bonds and commercial paper with high-quality accredited financial institutions.

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

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue		Accounts Receivable, Net
	Three Months Ended March 31,		March 31,	December 31,
	2023	2022	2023	2022
Customer A	*%	*%	*%	15.8%
Customer B	*	17.9	*	19.5
Genentech, Inc. and Roche Group	26.6	33.8	*	*
* less than 10%

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

We derive revenue by providing diagnostic and research services in our Immune Medicine and Minimal Residual Disease (“MRD”) market opportunities. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, immunoSEQ, to biopharmaceutical customers and academic institutions; (2) providing our T-Detect COVID tests to clinical customers; and (3) our collaboration agreements with Genentech, Inc. (“Genentech”) and other biopharmaceutical customers in areas of drug and target discovery. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The contract transaction price for agreements we enter into with biopharmaceutical customers to further develop and commercialize their therapeutics may consist of a combination of non-refundable upfront fees, separately priced MRD testing fees and milestone fees earned upon our customers’ achievement of certain regulatory approvals. Depending on the contract, these agreements include single or multiple performance obligations. Such performance obligations include providing services to support our customers’ therapeutic development efforts, including regulatory support for our technology intended to be utilized as part of our customers’ registrational trials, developing analytical plans for our data, participating on joint research committees, assisting in completing a regulatory submission and providing MRD testing services related to customer-provided samples for our customers' regulatory submissions. Generally, the support services, excluding MRD testing services, are not distinct within the context of the contract and thus are accounted for as a single performance obligation. The transaction price allocated to the respective performance obligations is estimated using an adjusted market assessment approach for the regulatory support services and a standalone selling price for the estimated MRD testing services. When MRD sample testing services are separately priced customer options, we assess if a material right exists and, if not, the customer option to purchase additional MRD sample testing services is not considered part of the contract. We recognize revenue related to MRD testing services over time using an output method based on the proportion of sample results delivered relative to the total amount of sample results expected to be delivered, when expected to be a faithful depiction of progress. We use the same method to recognize the regulatory support services. When an output method based on the proportion of sample results delivered is not expected to be a faithful depiction of progress, we utilize an input method using a cost-based model based on estimates of effort completed. Selecting the measure of progress and estimating progress to date requires significant judgment. Except for any non-refundable upfront fees, the other forms of compensation represent variable consideration. At contract inception, we fully constrain any consideration related to regulatory milestones, as the achievement of such milestones is subject to third-party regulatory approval and the customers’ own submission decision-making. Variable consideration related to regulatory milestones is estimated using the most likely amount method, where variable consideration is constrained until it is probable that a significant reversal of cumulative revenue will not occur. Milestone payments for regulatory approvals, which are not within our customers’ control, are not considered probable of being achieved until those approvals are received. Determining whether regulatory milestone payments are probable is an area that requires significant judgment. In making this assessment, we evaluate scientific, clinical, regulatory and other risks, as well as the level of effort and investment required to achieve the respective milestone.

3. Revenue

We disaggregate our revenue from contracts with customers by market opportunity and type of arrangement, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Immune Medicine revenue
Service revenue	$7,102	$7,113
Collaboration revenue	9,118	13,703
Total Immune Medicine revenue	16,220	20,816
MRD revenue
Service revenue	21,427	14,804
Regulatory milestone revenue	—	3,000
Total MRD revenue	21,427	17,804
Total revenue	$37,647	$38,620

During the three months ended March 31, 2023, we recognized $1.0 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and from cancelled customer contracts.

During the three months ended March 31, 2022, we recognized $1.2 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, a change in estimates of total samples to be provided under certain of our agreements and cancelled customer contracts.

As of March 31, 2023, we could receive up to an additional $404.5 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Genentech Collaboration Agreement

In December 2018, we entered into a worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”) to leverage our capability to develop cellular therapies in oncology. Subsequent to receipt of regulatory approval in January 2019, we received a non-refundable, upfront payment of $300.0 million in February 2019 and may be eligible to receive more than $1.8 billion over time, including payments of up to $75.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones and up to $1,430.0 million upon the achievement of specified commercial milestones. In addition, we are separately able to receive tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of products arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. Under the Genentech Agreement, we are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use T cell receptors (“TCRs”) screened by our immune medicine platform to engineer and manufacture cellular medicines:

•
Shared Products. The shared products will use “off-the-shelf” TCRs identified against cancer antigens shared among patients (“Shared Products”).
•
Personalized Product. The personalized product will use patient-specific TCRs identified by real-time screening of TCRs against cancer antigens in each patient (“Personalized Product”).

Under the terms of the Genentech Agreement, we granted Genentech exclusive worldwide licenses to develop and commercialize TCR-based cellular therapies in the field of oncology, including licenses to existing shared antigen data packages. Additionally, Genentech has the right to determine which product candidates to further develop for commercialization purposes. We determined that this arrangement meets the criteria set forth in Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements (“ASC 808”), because both parties are active participants in the activity and are exposed to significant risks and rewards depending on the activity’s commercial failure or success. Because ASC 808 does not provide guidance on how to account for the activities under a collaborative arrangement, we applied the guidance in ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to account for the activities related to the Genentech Agreement.

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

We determined that none of the licenses, research and development services or obligations to participate on various committees were distinct within the context of the contract, given such rights and activities were highly interrelated and there was substantial additional research and development to further develop the licenses. We considered factors such as the stage of development of the respective existing antigen data packages, the subsequent development that would be required to both identify and submit a potential target for investigational new drug acceptance under both product pathways and the variability in research and development pathways given Genentech’s control of product commercialization. Specifically, under the Genentech Agreement, Genentech is not required to pursue development or commercialization activities pertaining to both product pathways and may choose to proceed with one or the other. Accordingly, we determined that all of the identified performance obligations were attributable to one general performance obligation, which is to further the development of our TCR-specific platform, including data packages, and continue to make our TCR identification process available to Genentech to pursue either product pathway.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the transaction price as of March 31, 2023. We excluded the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

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

We recognized $9.1 million and $12.3 million in Immune Medicine collaboration revenue during the three months ended March 31, 2023 and 2022, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

4. Deferred Revenue

Deferred revenue from the Genentech Agreement represents $26.7 million and $51.5 million of the current and non-current deferred revenue balances, respectively, as of March 31, 2023 and $31.8 million and $55.5 million of the current and non-current deferred revenue balances, respectively, as of December 31, 2022. We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately four years from March 31, 2023. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on various research and development activities.

Changes in deferred revenue during the three months ended March 31, 2023 were as follows (in thousands):

Deferred revenue balance at December 31, 2022	$122,714
Additions to deferred revenue during the period	9,604
Revenue recognized during the period	(18,090)
Deferred revenue balance at March 31, 2023	$114,228

As of March 31, 2023, $15.0 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2022.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value Measurements

The following tables set forth the fair values of financial assets as of March 31, 2023 and December 31, 2022 that were measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$43,433	$—	$—	$43,433
U.S. government treasury and agency securities	—	341,683	—	341,683
Corporate bonds	—	4,400	—	4,400
Total financial assets	$43,433	$346,083	$—	$389,516

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$38,502	$—	$—	$38,502
Commercial paper	—	9,969	—	9,969
U.S. government treasury securities	—	385,848	—	385,848
Corporate bonds	—	12,349	—	12,349
Total financial assets	$38,502	$408,166	$—	$446,668

Level 1 securities include highly liquid money market funds, for which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of U.S. government treasury and agency securities, corporate bonds and commercial paper, and are valued based on recent trades of securities in inactive markets or on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

6. Investments

Available-for-sale investments consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government treasury and agency securities	$343,586	$68	$(1,971)	$341,683
Corporate bonds	4,402	—	(2)	4,400
Total short-term marketable securities	$347,988	$68	$(1,973)	$346,083

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$9,969	$—	$—	$9,969
U.S. government treasury securities	389,898	14	(4,064)	385,848
Corporate bonds	12,415	—	(66)	12,349
Total short-term marketable securities	$412,282	$14	$(4,130)	$408,166

All the U.S. government treasury and agency securities, corporate bonds and commercial paper designated as short-term marketable securities have an effective maturity date that is equal to or less than one year from the respective condensed consolidated balance sheet date. Those that are designated as long-term marketable securities have an effective maturity date that is more than one year from the respective condensed consolidated balance sheet date.

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $0.9 million and $0.8 million were presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of March 31, 2023 and on the condensed consolidated balance sheet as of December 31, 2022, respectively.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of March 31, 2023 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury and agency securities	$98,346	$(193)	$137,972	$(1,778)
Corporate bonds	—	—	4,400	(2)
Total available-for-sale securities	$98,346	$(193)	$142,372	$(1,780)

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of March 31, 2023, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of March 31, 2023 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

7. Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, Bothell, Washington, South San Francisco, California and New York City, New York. As of March 31, 2023, we were not party to any finance leases.

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance as of March 31, 2023 (in thousands):

2023 (excluding the three months ended March 31, 2023)	$10,520
2024	13,692
2025	14,098
2026	12,330
2027	11,944
Thereafter	69,244
Total undiscounted lease payments	131,828
Less: Imputed interest rate	(26,047)
Total operating lease liabilities	105,781
Less: Current portion	(9,287)
Operating lease liabilities, less current portion	$96,494

During the three months ended March 31, 2023, cash paid for amounts included in the measurement of lease liabilities was $3.4 million. Cash paid for amounts included in the measurement of lease liabilities was $3.3 million and cash received for tenant improvement allowances was $4.0 million during the three months ended March 31, 2022.

We previously entered into a $2.1 million letter of credit with one of our financial institutions in connection with one of our leases.

8. Revenue Interest Purchase Agreement

In September 2022, we entered into the Purchase Agreement with OrbiMed Royalty & Credit Opportunities IV, LP ("OrbiMed"), an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchasers”). Pursuant to the Purchase Agreement, we received $125.0 million from the Purchasers at closing, less certain transaction expenses. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions.

As consideration for such payments, the Purchasers have a right to receive certain revenue interests (the “Revenue Interests”) from us based on a percentage of all GAAP revenue. Payments in respect of the Revenue Interests shall be made quarterly within 45 days following the end of each fiscal quarter (each, a “Revenue Interest Payment”).

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Accounting Treatment

We accounted for the transaction as long-term debt recorded at amortized cost using the effective interest rate method.

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period, taking into account the forecasted Revenue Interest Payments. The calculated effective interest rate as of March 31, 2023 was 11.4%.

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

The following table sets forth the revenue interest liability, net activity during the three months ended March 31, 2023 (in thousands):

Revenue interest liability, net at December 31, 2022	$125,360
Interest expense	3,531
Revenue interest payable	(1,883)
Revenue interest liability, net at March 31, 2023	$127,008

The revenue interest payable of $1.9 million was included within the accounts payable balance on the unaudited condensed consolidated balance sheet as of March 31, 2023.

9. Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of March 31, 2023.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Effective January 1, 2023, our 2019 Plan and ESPP reserves increased by 7,155,250 shares and 1,431,050 shares, respectively.

As of March 31, 2023, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	14,783,332
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	13,070,824
Shares available for future grant under the 2019 Equity Incentive Plan	12,705,088
Shares available for future grant under the Employee Stock Purchase Plan	4,235,348
Total shares of common stock reserved for future issuance	44,794,592

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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain stock option and restricted stock unit grants made to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of March 31, 2023, we had 35,325,928 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the three months ended March 31, 2023 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2022	14,581,975
2019 Equity Incentive Plan reserve increase effective January 1, 2023	7,155,250
Stock options and restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(9,516,635)
Stock options and restricted stock units forfeited or expired	484,498
Shares available for grant at March 31, 2023	12,705,088

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the three months ended March 31, 2023 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2022	13,520,997	$16.88
Stock options granted	1,612,032	8.46
Stock options forfeited	(123,317)	24.03
Stock options expired	(80,622)	27.61
Stock options exercised	(145,758)	4.61
Stock options outstanding at March 31, 2023	14,783,332	$15.97	$13,654
Stock options vested and exercisable at March 31, 2023	8,486,735	$15.35	$12,075

The weighted-average remaining contractual life for stock options outstanding as of March 31, 2023 was 7.1 years. The weighted-average remaining contractual life for vested and exercisable stock options as of March 31, 2023 was 5.7 years.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the three months ended March 31, 2023 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2022	5,981,755	$14.11
Restricted stock units granted	6,486,163	8.46
Restricted stock units forfeited	(280,559)	12.54
Restricted stock units vested	(1,029,209)	15.37
Nonvested restricted stock units outstanding at March 31, 2023	11,158,150	$10.75

Market-Based Restricted Stock Units

In addition to the restricted stock units described above, our board of directors approved awards of market-based restricted stock units to our chief executive officer and chief scientific officer in March 2023. The shares of common stock that may be earned under the awards, each ranging from zero shares to 709,220 shares, are calculated based upon our total shareholder return during a three-year performance period as measured against that of the group of companies comprising the S&P Biotechnology Select Industry Index as of the grant date, subject to certain adjustments to such index group. Except as expressly provided in the terms of each award's agreement, vesting is subject to the respective grantee's continuous service through the end of the three-year performance period. These market-based restricted stock units, along with those granted to our chief executive officer in March 2022, under which zero to 494,234 shares may be earned, remain outstanding as of March 31, 2023.

Grant Date Fair Value of Stock Options, Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the three months ended March 31, 2023 and 2022 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Fair value of common stock	$8.46	$12.14 - $14.95
Expected term (in years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	4.2% - 4.3%	1.7% - 2.5%
Expected volatility	71.2% - 71.6%	68.2% - 69.8%
Expected dividend yield	—	—

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

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2023 and 2022 was $5.61 and $7.81, respectively.

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2023 and 2022 was $8.46 and $12.17, respectively.

The grant date fair value per share of the market-based restricted stock units granted during the three months ended March 31, 2023 and 2022 was $13.82 and $18.89, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. The weighted-average grant date fair value per share of the target payout level of the market-based restricted stock units outstanding as of March 31, 2023, 956,337 shares, was $15.13. The aggregate share-based compensation expense of the market-based restricted stock units granted during the three months ended March 31, 2023 and 2022 was $9.8 million and $4.7 million, respectively, and is recognized on a straight-line basis over the respective grants' three-year performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense will be reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

The compensation cost related to stock options, restricted stock units and market-based restricted stock units for the three months ended March 31, 2023 and 2022 are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,294	$795
Research and development	4,549	4,345
Sales and marketing	3,431	3,229
General and administrative	5,397	4,492
Total share-based compensation expense	$14,671	$12,861

As of March 31, 2023, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$64,315	2.47
Nonvested restricted stock units	113,829	3.32
Nonvested market-based restricted stock units	12,576	2.69

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to our common shareholders for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to Adaptive Biotechnologies Corporation	$(57,699)	$(62,736)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	143,511,142	141,697,252
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.40)	$(0.44)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to our common shareholders for the three months ended March 31, 2023 and 2022, as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options outstanding	13,800,485	13,255,459
Nonvested restricted stock units outstanding	7,386,862	2,587,492
Maximum nonvested market-based restricted stock units outstanding eligible to be earned	904,006	153,762
Total	22,091,353	15,996,713

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

Our current product and service offerings in MRD related to the MRD market are our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ or MRD assay, offered to biopharmaceutical partners to advance drug development efforts (“MRD Pharma”). Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration for the detection and monitoring of minimal residual disease in patients with multiple myeloma, B cell acute lymphoblastic leukemia and chronic lymphocytic leukemia, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers, including diffuse large B-cell lymphoma. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners and payors.

Immune Medicine leverages our platform’s proprietary ability to sequence, map, pair and characterize T cell receptors (“TCRs”) and B cell receptors (“BCRs”) at scale to drive opportunities in cancer, autoimmune disorders, infectious diseases and neurodegenerative disorders. The cornerstone of our platform and core immunosequencing product, immunoSEQ, serves as our underlying research and development engine and generates revenue from biopharmaceutical and academic customers. Leveraging our collaboration with Microsoft Corporation, we are creating the TCR-Antigen Map. We are using the TCR-Antigen Map to identify and validate disease signatures to improve the diagnosis and treatment of many diseases. We are focused on expanding and growing our revenue and offerings in two areas of growth: IM Pharma Services and Drug Discovery. In IM Pharma Services, we deliver rich TCR and BCR sequencing data back to our biopharmaceutical and academic customers. These data inform biomarkers of drug response with the ability to accelerate our customers’ clinical development programs in four major therapeutic areas. In Drug Discovery, we use our proprietary capabilities to discover new drug targets and leverage our validated TCR and BCR discovery approaches to discover and develop TCR or antibody therapeutic assets. Drug Discovery includes our worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”). Part of our strategy within Immune Medicine is to develop a diagnostic test for many diseases from a single blood test, known as T-Detect. In 2022, we decided to defer further commercialization of T-Detect until we have strong enough data in multiple disease states to impact physician behavior with a clear path to reimbursement.

We recognized revenue of $37.6 million and $38.6 million for the three months ended March 31, 2023 and 2022, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $57.7 million and $62.7 million for the three months ended March 31, 2023 and 2022, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, revenue and proceeds from the revenue interest purchase agreement we entered into in September 2022 with OrbiMed Royalty & Credit Opportunities IV, LP, an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchase Agreement”). As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $440.7 million and $498.2 million, respectively.

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

Adaptive Biotechnologies Corporation

We expect cost of revenue to increase in absolute dollars as we grow our sample testing volume and make near-term investments in laboratory consolidation, but the cost per sample to decrease over the long term due to the efficiencies we may gain as assay volume increases from improved utilization of our laboratory capacity, automation and other value engineering initiatives. If our sample volume throughput is reduced, cost of revenue as a percentage of total revenue may be adversely impacted due to fixed overhead costs.

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

We expect research and development expenses to experience moderate decreases in the short term and to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts.

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

We expect sales and marketing expenses to experience moderate increases in the short term. In the long term, we expect sales and marketing expenses to increase in absolute dollars as we increase marketing activities to drive awareness and adoption of our products and services. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term, subject to fluctuations from period to period due to the timing and magnitude of these expenses.

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

Interest Expense

Interest expense includes costs associated with our revenue interest liability related to the Purchase Agreement and noncash interest costs associated with the amortization of the related deferred issuance costs. We impute the related interest expense using the effective interest rate method. We calculate an effective interest rate which will amortize our related obligation to zero over the anticipated repayment period. A significant increase or decrease in or changes in timing of forecasted revenue will prospectively impact our interest expense.

Adaptive Biotechnologies Corporation

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Statements of Operations Data:
Revenue	$37,647	$38,620
Operating expenses
Cost of revenue	18,681	13,192
Research and development	32,601	37,839
Sales and marketing	22,308	26,093
General and administrative	20,831	24,144
Amortization of intangible assets	419	419
Total operating expenses	94,840	101,687
Loss from operations	(57,193)	(63,067)
Interest and other income, net	3,024	271
Interest expense	(3,531)	—
Net loss	(57,700)	(62,796)
Add: Net loss attributable to noncontrolling interest	1	60
Net loss attributable to Adaptive Biotechnologies Corporation	$(57,699)	$(62,736)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.40)	$(0.44)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	143,511,142	141,697,252
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(37,098)	$(43,078)

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

Adaptive Biotechnologies Corporation

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Immune Medicine revenue
Service revenue	$7,102	$7,113	$(11)	*%
Collaboration revenue	9,118	13,703	(4,585)	(33)
Total Immune Medicine revenue	16,220	20,816	(4,596)	(22)	43%	54%
MRD revenue
Service revenue	21,427	14,804	6,623	45
Regulatory milestone revenue	—	3,000	(3,000)	(100)
Total MRD revenue	21,427	17,804	3,623	20	57%	46%
Total revenue	$37,647	$38,620	$(973)	(3)	100%	100%
* Decrease is less than 1%

The $4.6 million decrease in Immune Medicine revenue was primarily due to a $3.2 million decrease in revenue generated from the Genentech Agreement resulting from decreased collaboration expenses, a $1.0 million decrease in revenue generated from our biopharmaceutical customers driven primarily by the completion of our development activities for one of our collaboration agreements in the third quarter of 2022 and a $0.9 million decrease in revenue generated from our T-Detect COVID clinical customers resulting from our deferral of commercializing T-Detect.

The $3.6 million increase in MRD revenue was primarily due to a $4.0 million increase in revenue generated from providing clonoSEQ to clinical customers, a $1.5 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers and a $1.1 million increase in revenue generated from providing MRD sample testing services to investigator-led clinical trials. These increases were partially offset by a $3.0 million decrease in revenue recognized upon the achievement of a regulatory milestone by one of our biopharmaceutical customers. Our clonoSEQ test volume increased by 57% to 12,079 tests delivered in the three months ended March 31, 2023 from 7,698 tests delivered in the three months ended March 31, 2022.

Cost of Revenue

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Cost of revenue	$18,681	$13,192	$5,489	42%	50%	34%

The $5.5 million increase in cost of revenue was primarily attributable to a $3.2 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples, a $1.3 million increase in overhead costs primarily due to laboratory consolidation activities, a $0.8 million increase in cost of materials related to mix to higher cost assays and a $0.5 million increase in materials cost resulting from increased revenue sample volume. These increases were partially offset by a $0.2 million decrease in certain sample collection costs.

Research and Development

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Research and development	$32,601	$37,839	$(5,238)	(14)%	87%	98%

Adaptive Biotechnologies Corporation

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Research and development materials and allocated production laboratory expenses	$6,106	$12,155	$(6,049)
Personnel expenses	19,031	18,638	393
Allocable facilities and information technology expenses	2,707	1,865	842
Software and cloud services expenses	984	641	343
Depreciation and other expenses	3,773	4,540	(767)
Total	$32,601	$37,839	$(5,238)

The $5.2 million decrease in research and development expenses was primarily attributable to a $6.0 million decrease in cost of materials and allocated production laboratory expenses, which was driven primarily by decreased investments in T-Detect and TCR-Antigen Map development activities and drug discovery efforts, including collaboration efforts with Genentech, partially offset by an increase in investments related to clonoSEQ.

Sales and Marketing

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Sales and marketing	$22,308	$26,093	$(3,785)	(15)%	59%	68%

The $3.8 million decrease in sales and marketing expenses was primarily attributable to a $2.8 million decrease in personnel costs, a $2.0 million decrease in marketing expenses, which was largely driven by reduced clonoSEQ marketing activities and our deferral of commercializing T-Detect, and a $0.7 million decrease in consulting costs. These decreases were partially offset by a $1.2 million increase in travel and customer event related expenses.

General and Administrative

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
General and administrative	$20,831	$24,144	$(3,313)	(14)%	55%	63%

The $3.3 million decrease in general and administrative expenses was primarily attributable to a $2.3 million decrease in building, facility and depreciation related expenses driven largely by office space transitions made to support lab consolidation activities and a $1.6 million decrease in consultant costs. These decreases were partially offset by a $0.6 million increase in personnel costs, driven primarily by increased share-based compensation.

Interest and Other Income, Net

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest and other income, net	$3,024	$271	$2,753	1016%

The $2.8 million increase in interest and other income, net was primarily attributable to an increase in net interest income and investment amortization driven by increased interest rates and related yields of our invested cash and cash equivalents and marketable securities.

Interest Expense

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest expense	$(3,531)	$—	$(3,531)	(100)%

The $3.5 million increase in interest expense was attributable to the Purchase Agreement entered into in September 2022.

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

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to Adaptive Biotechnologies Corporation	$(57,699)	$(62,736)
Interest and other income, net	(3,024)	(271)
Interest expense (1)	3,531	—
Depreciation and amortization expense	5,423	5,056
Restructuring expense (2)	—	2,012
Share-based compensation expense (3)	14,671	12,861
Adjusted EBITDA	$(37,098)	$(43,078)

(1) Represents costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. See Note 8 of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on the Purchase Agreement.

(2) Represents expenses recognized in conjunction with restructuring activities. See Note 16 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023 for details on our restructuring expense.

(3) Represents share-based compensation expense related to stock option, restricted stock unit and market-based restricted stock unit awards. See Note 11 of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on our share-based compensation expense.

Adaptive Biotechnologies Corporation

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through March 31, 2023, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of March 31, 2023, we had an accumulated deficit of $976.8 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, and, to a lesser extent, revenue and proceeds from the Purchase Agreement. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $440.7 million.

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

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our continued research and development initiatives for our drug discovery initiatives, our ongoing investments in our immune medicine platform, our commercial and marketing activities associated with our clinical products and services and our continued investments in streamlining our laboratory operations. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of United States government treasury and agency securities and corporate bonds.

While we may experience variability in revenue in the near term, over the long-term we expect revenue from our current and future products and services to grow. Accordingly, we expect our accounts receivable and inventory balances to increase. Our levels of accounts receivable may fluctuate relative to our revenue for a number of reasons, including the timing of milestone triggers and related payment of those milestones, as well as reductions in revenue derived from the upfront payment received under the Genentech Agreement and an increase in revenue generated from clinical customers, which may result in more billings in arrears as opposed to upfront payments. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023.

See Note 7 and Note 8 of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information regarding our contractual obligations relating to lease agreements and the Purchase Agreement, respectively.

Cash Flows

The following table summarizes our uses and sources of cash for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(59,152)	$(64,453)
Net cash provided by investing activities	62,979	37,688
Net cash provided by financing activities	672	2,749

Adaptive Biotechnologies Corporation

Operating Activities

Cash used in operating activities during the three months ended March 31, 2023 was $59.2 million, which was primarily attributable to a net loss of $57.7 million and a net change in operating assets and liabilities of $24.5 million, partially offset by noncash share-based compensation of $14.7 million, noncash depreciation and amortization of $3.8 million, noncash lease expense of $1.8 million, noncash interest expense related to the Purchase Agreement of $1.6 million and inventory reserve expense of $1.1 million. The net change in operating assets and liabilities was primarily driven by a $15.9 million reduction in accounts payable and accrued liabilities driven largely by the payout of our corporate bonus during the three months ended March 31, 2023, an $8.5 million reduction in deferred revenue related primarily to revenue recognized from the Genentech Agreement, a $6.6 million increase in inventory and a $2.2 million decrease in operating lease right-of-use assets and liabilities. These changes were partially offset by a $9.1 million decrease in accounts receivable, net primarily related to collections from our biopharmaceutical customers, including receipt of an MRD milestone payment.

Cash used in operating activities during the three months ended March 31, 2022 was $64.5 million, which was primarily attributable to a net loss of $62.8 million and a net change in operating assets and liabilities of $22.2 million, partially offset by noncash share-based compensation of $12.9 million, noncash depreciation and amortization of $5.9 million and noncash lease expense of $1.8 million. The net change in operating assets and liabilities was primarily driven by a $10.8 million reduction in deferred revenue related primarily to revenue recognized from the Genentech Agreement, a $7.5 million reduction in accounts payable and accrued liabilities driven largely by the payout of our corporate bonus during the three months ended March 31, 2022, a $5.1 million increase in accounts receivable, net, which includes the $3.0 million regulatory milestone recognized during the three months ended March 31, 2022, and a $1.7 million increase in inventory. These changes were partially offset by a $2.0 million increase in operating lease right-of-use assets and liabilities and reductions in prepaid expenses and other current assets of $1.0 million.

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2023 was $63.0 million, which was primarily attributable to proceeds from maturities of marketable securities of $155.0 million, partially offset by purchases of marketable securities of $89.1 million and purchases of property and equipment of $2.9 million.

Cash provided by investing activities during the three months ended March 31, 2022 was $37.7 million, which was primarily attributable to proceeds from maturities of marketable securities of $101.0 million, partially offset by purchases of marketable securities of $60.2 million and purchases of property and equipment of $3.1 million.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2023 was $0.7 million, which was attributable to proceeds from the exercise of stock options.

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

Adaptive Biotechnologies Corporation

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

While our significant accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023, as well as in Note 2 of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements:

•
revenue recognition;
•
imputing interest for the Purchase Agreement; and
•
goodwill.

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of March 31, 2023, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in this report. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operations, product pipeline, operating results, financial condition or liquidity, and consequently, the value of our securities. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects. There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023.

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

Adaptive Biotechnologies Corporation

Date: May 3, 2023	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Tycho Peterson
Tycho Peterson
Chief Financial Officer (Principal Financial Officer)