Form 10-Q
period 2023-06-30
Adaptive Biotechnologies Corp
filed 2023-08-02
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had 144,645,118 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to realize payments, such as milestone fees, based on our customers' use of our technologies in connection with their achievement of research or regulatory goals relating to their own products;
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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$109,240	$90,030
Short-term marketable securities (amortized cost of $308,885 and $412,282, respectively)	307,990	408,166
Accounts receivable, net	31,545	40,057
Inventory	18,960	14,453
Prepaid expenses and other current assets	9,074	9,440
Total current assets	476,809	562,146
Long-term assets
Property and equipment, net	79,390	83,447
Operating lease right-of-use assets	77,109	80,763
Restricted cash	2,923	2,398
Intangible assets, net	5,985	6,827
Goodwill	118,972	118,972
Other assets	3,352	2,064
Total assets	$764,540	$856,617
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$9,163	$8,084
Accrued liabilities	8,356	12,424
Accrued compensation and benefits	10,554	15,935
Current portion of operating lease liabilities	9,345	9,230
Current portion of deferred revenue	57,917	64,115
Total current liabilities	95,335	109,788
Long-term liabilities
Operating lease liabilities, less current portion	94,176	98,772
Deferred revenue, less current portion	50,895	58,599
Revenue interest liability, net	128,167	125,360
Total liabilities	368,573	392,519
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at June 30, 2023 and December 31, 2022; 144,645,118 and 143,105,002 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	1,421,506	1,387,349
Accumulated other comprehensive loss	(893)	(4,116)
Accumulated deficit	(1,024,591)	(919,082)
Total Adaptive Biotechnologies Corporation shareholders’ equity	396,036	464,165
Noncontrolling interest	(69)	(67)
Total shareholders’ equity	395,967	464,098
Total liabilities and shareholders’ equity	$764,540	$856,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$48,926	$43,660	$86,573	$82,280
Operating expenses
Cost of revenue	17,910	13,221	36,591	26,413
Research and development	32,237	37,037	64,838	74,876
Sales and marketing	23,872	24,281	46,180	50,374
General and administrative	22,302	21,200	43,133	45,344
Amortization of intangible assets	423	423	842	842
Total operating expenses	96,744	96,162	191,584	197,849
Loss from operations	(47,818)	(52,502)	(105,011)	(115,569)
Interest and other income, net	3,612	418	6,636	689
Interest expense	(3,605)	—	(7,136)	—
Net loss	(47,811)	(52,084)	(105,511)	(114,880)
Add: Net loss attributable to noncontrolling interest	1	38	2	98
Net loss attributable to Adaptive Biotechnologies Corporation	$(47,810)	$(52,046)	$(105,509)	$(114,782)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.33)	$(0.37)	$(0.73)	$(0.81)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	144,397,693	142,363,589	143,956,867	142,032,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(47,811)	$(52,084)	$(105,511)	$(114,880)
Other comprehensive income (loss)
Change in unrealized gains and losses on investments	1,012	(1,017)	3,223	(4,663)
Comprehensive loss	(46,799)	(53,101)	(102,288)	(119,543)
Add: Comprehensive loss attributable to noncontrolling interest	1	38	2	98
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(46,798)	$(53,063)	$(102,286)	$(119,445)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Interest	Shareholders’ Equity
Balance at March 31, 2022	142,183,258	$14	$1,339,601	$(4,783)	$(781,627)	$50	$553,255
Issuance of common stock for cash upon exercise of stock options	581,881	—	3,982	—	—	—	3,982
Vesting of restricted stock units	19,729	—	—	—	—	—	—
Share-based compensation expense	—	—	14,180	—	—	—	14,180
Other comprehensive loss	—	—	—	(1,017)	—	—	(1,017)
Net loss	—	—	—	—	(52,046)	(38)	(52,084)
Balance at June 30, 2022	142,784,868	$14	$1,357,763	$(5,800)	$(833,673)	$12	$518,316

Balance at March 31, 2023	144,279,969	$14	$1,402,692	$(1,905)	$(976,781)	$(68)	$423,952
Issuance of common stock for cash upon exercise of stock options	201,647	—	1,469	—	—	—	1,469
Vesting of restricted stock units	163,502	—	—	—	—	—	—
Share-based compensation expense	—	—	17,345	—	—	—	17,345
Other comprehensive income	—	—	—	1,012	—	—	1,012
Net loss	—	—	—	—	(47,810)	(1)	(47,811)
Balance at June 30, 2023	144,645,118	$14	$1,421,506	$(893)	$(1,024,591)	$(69)	$395,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2021	141,393,865	$14	$1,324,006	$(1,137)	$(718,891)	$110	$604,102
Issuance of common stock for cash upon exercise of stock options	1,230,089	—	6,716	—	—	—	6,716
Vesting of restricted stock units	160,914	—	—	—	—	—	—
Share-based compensation expense	—	—	27,041	—	—	—	27,041
Other comprehensive loss	—	—	—	(4,663)	—	—	(4,663)
Net loss	—	—	—	—	(114,782)	(98)	(114,880)
Balance at June 30, 2022	142,784,868	$14	$1,357,763	$(5,800)	$(833,673)	$12	$518,316

Balance at December 31, 2022	143,105,002	$14	$1,387,349	$(4,116)	$(919,082)	$(67)	$464,098
Issuance of common stock for cash upon exercise of stock options	347,405	—	2,141	—	—	—	2,141
Vesting of restricted stock units	1,192,711	—	—	—	—	—	—
Share-based compensation expense	—	—	32,016	—	—	—	32,016
Other comprehensive income	—	—	—	3,223	—	—	3,223
Net loss	—	—	—	—	(105,509)	(2)	(105,511)
Balance at June 30, 2023	144,645,118	$14	$1,421,506	$(893)	$(1,024,591)	$(69)	$395,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(105,511)	$(114,880)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	10,234	9,409
Noncash lease expense	3,635	3,597
Share-based compensation expense	32,016	27,041
Intangible assets amortization	842	842
Investment amortization	(3,527)	1,414
Inventory reserve	757	2,769
Noncash interest expense	2,807	—
Other	65	(19)
Changes in operating assets and liabilities
Accounts receivable, net	8,464	(6,303)
Inventory	(6,542)	(2,284)
Prepaid expenses and other current assets	366	644
Accounts payable and accrued liabilities	(7,938)	(8,956)
Operating lease right-of-use assets and liabilities	(4,462)	(715)
Deferred revenue	(13,902)	(24,174)
Other	(12)	97
Net cash used in operating activities	(82,708)	(111,518)
Investing activities
Purchases of property and equipment	(6,621)	(8,375)
Purchases of marketable securities	(188,479)	(85,191)
Proceeds from maturities of marketable securities	295,402	136,000
Net cash provided by investing activities	100,302	42,434
Financing activities
Proceeds from exercise of stock options	2,141	6,739
Net cash provided by financing activities	2,141	6,739
Net increase (decrease) in cash, cash equivalents and restricted cash	19,735	(62,345)
Cash, cash equivalents and restricted cash at beginning of year	92,428	141,203
Cash, cash equivalents and restricted cash at end of period	$112,163	$78,858
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$1,291	$3,286
Supplemental disclosure of cash flow information
Cash paid for interest	$4,642	$—

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

Restricted Cash

We had a restricted cash balance of $2.9 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our property and facility leases.

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

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	*%	*%	*%	*%	*%	15.8%
Customer B	*	12.3	*	14.9	*	19.5
Genentech, Inc. and Roche Group	37.7	34.8	32.9	34.3	*	*
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

We derive revenue by providing diagnostic and research services in our Immune Medicine and Minimal Residual Disease (“MRD”) market opportunities. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, immunoSEQ, to biopharmaceutical customers and academic institutions; (2) our collaboration agreements with Genentech, Inc. (“Genentech”) and other biopharmaceutical customers in areas of drug and target discovery; and (3) providing our T-Detect COVID tests to clinical customers. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers.

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

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Immune Medicine revenue
Service revenue	$5,508	$7,296	$12,610	$14,409
Collaboration revenue	17,536	15,082	26,654	28,785
Total Immune Medicine revenue	23,044	22,378	39,264	43,194
MRD revenue
Service revenue	25,882	20,282	47,309	35,086
Regulatory milestone revenue	—	1,000	—	4,000
Total MRD revenue	25,882	21,282	47,309	39,086
Total revenue	$48,926	$43,660	$86,573	$82,280

During the three months ended June 30, 2023, we recognized $1.3 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and from a change in estimate of total samples to be provided under certain of our agreements. During the three months ended June 30, 2022, we recognized $1.4 million in MRD service revenue related to a change in estimate of total samples to be provided under certain of our agreements and Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the six months ended June 30, 2023, we recognized $2.7 million in revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, cancelled customer contracts and a change in estimate of total samples to be provided under certain of our agreements, $0.4 million of which was recognized as Immune Medicine service revenue and $2.3 million of which was recognized as MRD service revenue. During the six months ended June 30, 2022, we recognized $2.8 million in revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, changes in estimates of total samples to be provided under certain of our agreements and cancelled customer contracts, $0.2 million of which was recognized as Immune Medicine service revenue and $2.6 million of which was recognized as MRD service revenue.

As of June 30, 2023, we could receive up to an additional $399.5 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

Genentech Collaboration Agreement

In December 2018, we entered into a worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”) to leverage our capability to develop cellular therapies in oncology. Subsequent to receipt of regulatory approval in January 2019, we received a non-refundable, upfront payment of $300.0 million in February 2019 and may be eligible to receive more than $1.8 billion over time, including payments of up to $75.0 million upon the achievement of specified regulatory milestones ($10.0 million of which was achieved in the three months ended June 30, 2023), up to $300.0 million upon the achievement of specified development milestones and up to $1,430.0 million upon the achievement of specified commercial milestones. In addition, we are separately able to receive tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of products arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. Under the Genentech Agreement, we are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use T cell receptors (“TCRs”) screened by our immune medicine platform to engineer and manufacture cellular medicines:

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

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the initial transaction price. In May 2023, one of the regulatory milestones was achieved, resulting in a $10.0 million addition to the transaction price, $7.7 million of which was recognized as revenue in the three months ended June 30, 2023 and $2.3 million of which was added to deferred revenue. We continue to exclude the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

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

In total, we recognized $17.5 million and $13.8 million in Immune Medicine collaboration revenue during the three months ended June 30, 2023 and 2022, respectively, and $26.7 million and $26.0 million in Immune Medicine collaboration revenue during the six months ended June 30, 2023 and 2022, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

4. Deferred Revenue

Deferred revenue from the Genentech Agreement represents $23.0 million and $47.7 million of the current and non-current deferred revenue balances, respectively, as of June 30, 2023 and $31.8 million and $55.5 million of the current and non-current deferred revenue balances, respectively, as of December 31, 2022. We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately four years from June 30, 2023. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on various research and development activities.

Changes in deferred revenue during the six months ended June 30, 2023 were as follows (in thousands):

Deferred revenue balance at December 31, 2022	$122,714
Additions to deferred revenue during the period	22,462
Revenue recognized during the period	(36,364)
Deferred revenue balance at June 30, 2023	$108,812

As of June 30, 2023, $28.7 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2022.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value Measurements

The following tables set forth the fair values of financial assets as of June 30, 2023 and December 31, 2022 that were measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$73,986	$—	$—	$73,986
U.S. government treasury and agency securities	—	314,967	—	314,967
Total financial assets	$73,986	$314,967	$—	$388,953

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$38,502	$—	$—	$38,502
Commercial paper	—	9,969	—	9,969
U.S. government treasury securities	—	385,848	—	385,848
Corporate bonds	—	12,349	—	12,349
Total financial assets	$38,502	$408,166	$—	$446,668

Level 1 securities include highly liquid money market funds, for which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of U.S. government treasury and agency securities, corporate bonds and commercial paper, and are valued based on recent trades of securities in inactive markets or on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Of the June 30, 2023 Level 2 U.S. government treasury and agency securities balance, $7.0 million is recorded as cash and cash equivalents on our unaudited condensed consolidated balance sheet.

6. Investments

Available-for-sale investments consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government treasury and agency securities	$308,885	$12	$(907)	$307,990
Total short-term marketable securities	$308,885	$12	$(907)	$307,990

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$9,969	$—	$—	$9,969
U.S. government treasury securities	389,898	14	(4,064)	385,848
Corporate bonds	12,415	—	(66)	12,349
Total short-term marketable securities	$412,282	$14	$(4,130)	$408,166

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $0.9 million and $0.8 million were presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of June 30, 2023 and on the condensed consolidated balance sheet as of December 31, 2022, respectively.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of June 30, 2023 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury and agency securities	$199,578	$(250)	$67,989	$(657)
Total available-for-sale securities	$199,578	$(250)	$67,989	$(657)

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of June 30, 2023, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of June 30, 2023 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

7. Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, Bothell, Washington, South San Francisco, California and New York City, New York. As of June 30, 2023, we were not party to any finance leases.

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance as of June 30, 2023 (in thousands):

2023 (excluding the six months ended June 30, 2023)	$7,065
2024	13,692
2025	14,098
2026	12,330
2027	11,944
Thereafter	69,244
Total undiscounted lease payments	128,373
Less: Imputed interest rate	(24,852)
Total operating lease liabilities	103,521
Less: Current portion	(9,345)
Operating lease liabilities, less current portion	$94,176

During the six months ended June 30, 2023, cash paid for amounts included in the measurement of lease liabilities was $6.9 million. During the six months ended June 30, 2022, cash paid for amounts included in the measurement of lease liabilities was $3.3 million, net of $4.0 million of cash received for tenant improvement allowances.

We have $2.1 million in letters of credit with one of our financial institutions in connection with certain of our leases.

8. Revenue Interest Purchase Agreement

In September 2022, we entered into the Purchase Agreement with OrbiMed Royalty & Credit Opportunities IV, LP (“OrbiMed”), an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchasers”). Pursuant to the Purchase Agreement, we received $125.0 million from the Purchasers at closing, less certain transaction expenses. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period. The calculated effective interest rate as of June 30, 2023 was 11.4%.

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

The following table sets forth the revenue interest liability, net activity during the six months ended June 30, 2023 (in thousands):

Revenue interest liability, net at December 31, 2022	$125,360
Interest expense	3,531
Revenue interest payable	(1,883)
Revenue interest liability, net at March 31, 2023	127,008
Interest expense	3,605
Revenue interest payable	(2,446)
Revenue interest liability, net at June 30, 2023	$128,167

The revenue interest payable of $2.4 million was included within the accounts payable balance on the unaudited condensed consolidated balance sheet as of June 30, 2023.

9. Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of June 30, 2023.

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

Effective January 1, 2023, our 2019 Plan and ESPP reserves increased by 7,155,250 shares and 1,431,050 shares, respectively.

As of June 30, 2023, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	14,129,987
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	12,655,325
Shares available for future grant under the 2019 Equity Incentive Plan	13,408,783
Shares available for future grant under the Employee Stock Purchase Plan	4,235,348
Total shares of common stock reserved for future issuance	44,429,443

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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain stock option and restricted stock unit grants made to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of June 30, 2023, we had 35,014,382 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the six months ended June 30, 2023 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2022	14,581,975
2019 Equity Incentive Plan reserve increase effective January 1, 2023	7,155,250
Stock options and restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(9,749,483)
Stock options and restricted stock units forfeited or expired	1,421,041
Shares available for grant at June 30, 2023	13,408,783

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the six months ended June 30, 2023 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2022	13,520,997	$16.88
Stock options granted	1,612,032	8.46
Stock options forfeited	(502,667)	17.43
Stock options expired	(152,970)	30.78
Stock options exercised	(347,405)	6.16
Stock options outstanding at June 30, 2023	14,129,987	$16.01	$2,377
Stock options vested and exercisable at June 30, 2023	8,872,007	$15.67	$2,377

The weighted-average remaining contractual life for stock options outstanding as of June 30, 2023 was 6.7 years. The weighted-average remaining contractual life for vested and exercisable stock options as of June 30, 2023 was 5.5 years.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the six months ended June 30, 2023 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2022	5,981,755	$14.11
Restricted stock units granted	6,719,011	8.39
Restricted stock units forfeited	(765,404)	11.75
Restricted stock units vested	(1,192,711)	14.51
Nonvested restricted stock units outstanding at June 30, 2023	10,742,651	$10.65

Market-Based Restricted Stock Units

In addition to the restricted stock units described above, our board of directors approved awards of market-based restricted stock units to our chief executive officer and chief scientific officer in March 2023. The shares of common stock that may be earned under the awards, each ranging from zero shares to 709,220 shares, are calculated based upon our total shareholder return during a three-year performance period as measured against that of the group of companies comprising the S&P Biotechnology Select Industry Index as of the grant date, subject to certain adjustments to such index group. Except as expressly provided in the terms of each award's agreement, vesting is subject to the respective grantee's continuous service through the end of the three-year performance period. These market-based restricted stock units, along with those granted to our chief executive officer in March 2022, under which zero shares to 494,234 shares may be earned, remain outstanding as of June 30, 2023.

Grant Date Fair Value of Stock Options, Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the six months ended June 30, 2023 and 2022 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2023	2022
Fair value of common stock	$8.46	$7.30 - $14.95
Expected term (in years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	4.2% - 4.3%	1.7% - 3.0%
Expected volatility	71.2% - 71.6%	68.2% - 71.0%
Expected dividend yield	—	—

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The determination of the grant date fair value of stock options granted using a Black-Scholes option-pricing model is affected by the fair value of our common stock, as well as assumptions regarding a number of variables that are complex, subjective and generally require judgment to determine. The valuation assumptions were determined as follows:

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

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2023 and 2022 was $5.61 and $7.36, respectively.

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2023 and 2022 was $8.39 and $11.66, respectively.

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the six months ended June 30, 2023 and 2022 was $13.82 and $18.89, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. The weighted-average grant date fair value per share of the target payout level of the market-based restricted stock units outstanding as of June 30, 2023, 956,337 shares, was $15.13. The aggregate share-based compensation expense of the market-based restricted stock units granted during the six months ended June 30, 2023 and 2022 was $9.8 million and $4.7 million, respectively, and is recognized on a straight-line basis over the respective grants' three-year performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense will be reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

The compensation cost related to stock options, restricted stock units and market-based restricted stock units for the three and six months ended June 30, 2023 and 2022, respectively, are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,061	$954	$2,355	$1,749
Research and development	5,531	4,643	10,080	8,988
Sales and marketing	4,439	3,584	7,870	6,813
General and administrative	6,314	4,999	11,711	9,491
Total share-based compensation expense	$17,345	$14,180	$32,016	$27,041

As of June 30, 2023, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$52,974	2.27
Nonvested restricted stock units	101,404	3.11
Nonvested market-based restricted stock units	11,373	2.45

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to our common shareholders for the three and six months ended June 30, 2023 and 2022, respectively (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to Adaptive Biotechnologies Corporation	$(47,810)	$(52,046)	$(105,509)	$(114,782)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	144,397,693	142,363,589	143,956,867	142,032,261
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.33)	$(0.37)	$(0.73)	$(0.81)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to our common shareholders for the three and six months ended June 30, 2023 and 2022, respectively, as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options outstanding	14,556,602	14,693,276	14,180,632	13,978,339
Nonvested restricted stock units outstanding	11,007,405	5,364,447	8,956,361	3,983,640
Maximum nonvested market-based restricted stock units outstanding eligible to be earned	1,912,674	494,234	1,411,126	324,938
Total	27,476,681	20,551,957	24,548,119	18,286,917

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

We recognized revenue of $48.9 million and $43.7 million for the three months ended June 30, 2023 and 2022, respectively, and $86.6 million and $82.3 million for the six months ended June 30, 2023 and 2022, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $47.8 million and $52.0 million for the three months ended June 30, 2023 and 2022, respectively, and $105.5 million and $114.8 million for the six months ended June 30, 2023 and 2022, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, revenue and proceeds from the revenue interest purchase agreement we entered into in September 2022 with OrbiMed Royalty & Credit Opportunities IV, LP, an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchase Agreement”). As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $417.2 million and $498.2 million, respectively.

Adaptive Biotechnologies Corporation

Components of Results of Operations

Revenue

We derive revenue by providing diagnostic and research services in our Immune Medicine and MRD market opportunities. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, immunoSEQ, to biopharmaceutical customers and academic institutions; (2) our collaboration agreements with Genentech and other biopharmaceutical customers in areas of drug and target discovery; and (3) providing our T-Detect COVID tests to clinical customers. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers. We disclose our clonoSEQ test volume, which includes the number of clonoSEQ reports and results we have provided to ordering physicians in the United States and international technology transfer sites. These volumes do not include sample results from our biopharmaceutical customers or academic institutions utilizing our MRD services.

For our research customers, which include biopharmaceutical customers and academic institutions for both our immunoSEQ and MRD services, delivery of the respective test results may include some level of professional support and analysis. Terms with biopharmaceutical customers generally include non-refundable payments made in advance of services (“upfront payments”), which we record as deferred revenue. For all research customers, we recognize revenue as we deliver sequencing results. From time to time, we offer discounts in order to gain rights and access to certain datasets. Revenue is recognized net of these discounts and costs associated with these services are reflected in cost of revenue. In periods where our sample estimates are reduced or a customer project is cancelled and, in either case, we have remaining related deferred revenue, we recognize revenue using a cumulative catch-up approach based on the proportion of samples delivered to date relative to the remaining samples expected to be delivered. Certain of our MRD revenue arrangements with biopharmaceutical customers include consideration in the form of regulatory milestones upon regulatory approval of the respective biopharmaceutical partners’ therapeutics. Such revenue is constrained from recognition until it becomes probable that such milestone will be achieved.

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

We expect research and development expenses to decrease in the short term and to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts.

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

We expect sales and marketing expenses to experience moderate decreases in the short term. In the long term, we expect sales and marketing expenses to increase in absolute dollars as we increase marketing activities to drive awareness and adoption of our products and services. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term, subject to fluctuations from period to period due to the timing and magnitude of these expenses.

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

We expect general and administrative expenses to experience moderate decreases in the short term and to decrease as a percentage of revenue in the long term.

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

Adaptive Biotechnologies Corporation

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statements of Operations Data:
Revenue	$48,926	$43,660	$86,573	$82,280
Operating expenses
Cost of revenue	17,910	13,221	36,591	26,413
Research and development	32,237	37,037	64,838	74,876
Sales and marketing	23,872	24,281	46,180	50,374
General and administrative	22,302	21,200	43,133	45,344
Amortization of intangible assets	423	423	842	842
Total operating expenses	96,744	96,162	191,584	197,849
Loss from operations	(47,818)	(52,502)	(105,011)	(115,569)
Interest and other income, net	3,612	418	6,636	689
Interest expense	(3,605)	—	(7,136)	—
Net loss	(47,811)	(52,084)	(105,511)	(114,880)
Add: Net loss attributable to noncontrolling interest	1	38	2	98
Net loss attributable to Adaptive Biotechnologies Corporation	$(47,810)	$(52,046)	$(105,509)	$(114,782)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.33)	$(0.37)	$(0.73)	$(0.81)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	144,397,693	142,363,589	143,956,867	142,032,261
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(24,819)	$(33,078)	$(61,917)	$(76,156)

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

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Immune Medicine revenue
Service revenue	$5,508	$7,296	$(1,788)	(25)%
Collaboration revenue	17,536	15,082	2,454	16
Total Immune Medicine revenue	23,044	22,378	666	3	47%	51%
MRD revenue
Service revenue	25,882	20,282	5,600	28
Regulatory milestone revenue	—	1,000	(1,000)	(100)
Total MRD revenue	25,882	21,282	4,600	22	53%	49%
Total revenue	$48,926	$43,660	$5,266	12	100%	100%

The $0.7 million increase in Immune Medicine revenue was primarily due to a $3.7 million increase in revenue generated from the Genentech Agreement, which was driven by the $7.7 million recognized in connection with the regulatory milestone achieved in May 2023, partially offset by reduced revenue recognized as a result of decreased collaboration expenses. This increase was partially offset by a $2.9 million decrease in revenue generated from our biopharmaceutical and academic customers, $1.3 million of which was driven by the completion of our development activities for one of our biopharmaceutical collaboration agreements in the third quarter of 2022.

Adaptive Biotechnologies Corporation

The $4.6 million increase in MRD revenue was primarily due to a $3.4 million increase in revenue generated from providing clonoSEQ to clinical customers, a $1.4 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers and a $0.5 million increase in revenue generated from providing MRD sample testing services to investigator-led clinical trials. These increases were partially offset by a $1.0 million decrease in revenue recognized upon the achievement of a regulatory milestone by one of our biopharmaceutical customers. Our clonoSEQ test volume increased by 52% to 13,665 tests delivered in the three months ended June 30, 2023 from 8,998 tests delivered in the three months ended June 30, 2022.

Cost of Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Cost of revenue	$17,910	$13,221	$4,689	35%	37%	30%

The $4.7 million increase in cost of revenue was primarily attributable to a $2.7 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples, a $1.7 million increase in overhead costs largely driven by laboratory consolidation activities and a $0.9 million increase in materials cost resulting from increased revenue sample volume. These increases were partially offset by a $0.5 million decrease in cost of materials largely related to a reduction in material scrap.

Research and Development

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Research and development	$32,237	$37,037	$(4,800)	(13)%	66%	85%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Research and development materials and allocated production laboratory expenses	$5,961	$13,330	$(7,369)
Personnel expenses	19,588	16,654	2,934
Allocable facilities and information technology expenses	3,179	2,014	1,165
Software and cloud services expenses	743	762	(19)
Depreciation and other expenses	2,766	4,277	(1,511)
Total	$32,237	$37,037	$(4,800)

The $4.8 million decrease in research and development expenses was primarily attributable to a $7.4 million decrease in cost of materials and allocated production laboratory expenses, which was driven primarily by decreased investments in T-Detect and TCR-Antigen Map development activities, as well as decreased investments in drug discovery efforts, including collaboration efforts with Genentech. There was also a $0.7 million decrease in consultant costs and a $0.7 million decrease in costs related to collaboration studies and clinical trials, which were the primary drivers of the $1.5 million decrease in depreciation and other expenses. These decreases were partially offset by a $2.9 million increase in personnel costs and a $1.2 million increase in allocable facility expenses.

Sales and Marketing

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Sales and marketing	$23,872	$24,281	$(409)	(2)%	49%	56%

The $0.4 million decrease in sales and marketing expenses was primarily attributable to a $1.4 million decrease in travel and customer event related expenses and a $1.1 million decrease in marketing expenses, which was largely driven by our deferral of commercializing T-Detect and reduced corporate marketing activities. These decreases were partially offset by a $1.3 million increase in personnel costs and a $0.5 million increase in computer and software expenses.

Adaptive Biotechnologies Corporation

General and Administrative

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
General and administrative	$22,302	$21,200	$1,102	5%	46%	49%

The $1.1 million increase in general and administrative expenses was primarily attributable to a $1.8 million increase in personnel costs, driven primarily by increased share-based compensation, a $0.7 million increase in computer and software expenses, a $0.6 million increase in accounting and legal fees and a $0.4 million increase in consultant costs. These increases were partially offset by a $2.2 million decrease in building, facility and depreciation related expenses driven largely by office space transitions made to support lab consolidation activities and a $0.6 million decrease in insurance costs.

Interest and Other Income, Net

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest and other income, net	$3,612	$418	$3,194	764%

The $3.2 million increase in interest and other income, net was primarily attributable to an increase in net interest income and investment amortization driven by increased interest rates and related yields of our invested cash and cash equivalents and marketable securities.

Interest Expense

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest expense	$(3,605)	$—	$(3,605)	*
* Not applicable

The $3.6 million increase in interest expense was attributable to the Purchase Agreement entered into in September 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Immune Medicine revenue
Service revenue	$12,610	$14,409	$(1,799)	(12)%
Collaboration revenue	26,654	28,785	(2,131)	(7)
Total Immune Medicine revenue	39,264	43,194	(3,930)	(9)	45%	52%
MRD revenue
Service revenue	47,309	35,086	12,223	35
Regulatory milestone revenue	—	4,000	(4,000)	(100)
Total MRD revenue	47,309	39,086	8,223	21	55%	48%
Total revenue	$86,573	$82,280	$4,293	5	100%	100%

The $3.9 million decrease in Immune Medicine revenue was primarily due to a $3.6 million decrease in revenue generated from our biopharmaceutical customers, $2.6 million of which was driven by the completion of our development activities for one of our collaboration agreements in the third quarter of 2022, and a $1.1 million decrease in revenue generated from our T-Detect COVID clinical customers resulting from our deferral of commercializing T-Detect. These decreases were partially offset by a $0.7 million increase in revenue generated from the Genentech Agreement. This increase was driven by the $7.7 million recognized in connection with the regulatory milestone achieved in May 2023, largely offset by reduced revenue recognized as a result of decreased collaboration expenses.

Adaptive Biotechnologies Corporation

The $8.2 million increase in MRD revenue was primarily due to a $7.4 million increase in revenue generated from providing clonoSEQ to clinical customers, a $2.9 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers and a $1.7 million increase in revenue generated from providing MRD sample testing services to investigator-led clinical trials. These increases were partially offset by a $4.0 million decrease in revenue recognized upon the achievement of regulatory milestones by some of our biopharmaceutical customers. Our clonoSEQ test volume increased by 56% to 25,744 tests delivered in the six months ended June 30, 2023 from 16,471 tests delivered in the six months ended June 30, 2022.

Cost of Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Cost of revenue	$36,591	$26,413	$10,178	39%	42%	32%

The $10.2 million increase in cost of revenue was primarily attributable to a $5.9 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples, a $3.1 million increase in overhead costs largely driven by laboratory consolidation activities, a $1.3 million increase in materials cost resulting from increased revenue sample volume and a $0.4 million increase in cost of materials related to mix to higher cost assays. These increases were partially offset by a $0.2 million decrease in certain sample collection costs.

Research and Development

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Research and development	$64,838	$74,876	$(10,038)	(13)%	75%	91%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Research and development materials and allocated production laboratory expenses	$12,067	$25,485	$(13,418)
Personnel expenses	38,619	35,292	3,327
Allocable facilities and information technology expenses	5,886	3,879	2,007
Software and cloud services expenses	1,727	1,403	324
Depreciation and other expenses	6,539	8,817	(2,278)
Total	$64,838	$74,876	$(10,038)

The $10.0 million decrease in research and development expenses was primarily attributable to a $13.4 million decrease in cost of materials and allocated production laboratory expenses, which was driven primarily by decreased investments in T-Detect and TCR-Antigen Map development activities, as well as decreased investments in drug discovery efforts, including collaboration efforts with Genentech. There was also a $1.3 million decrease in consultant costs and a $0.9 million decrease in costs related to collaboration studies and clinical trials, which were the primary drivers of the $2.3 million decrease in depreciation and other expenses. These decreases were partially offset by a $3.3 million increase in personnel costs and a $2.0 million increase in allocable facility expenses.

Sales and Marketing

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Sales and marketing	$46,180	$50,374	$(4,194)	(8)%	53%	61%

The $4.2 million decrease in sales and marketing expenses was primarily attributable to a $3.1 million decrease in marketing expenses, which was largely driven by our deferral of commercializing T-Detect and reduced clonoSEQ marketing activities, a $1.5 million decrease in personnel costs and a $0.9 million decrease in consultant costs. These decreases were partially offset by a $0.8 million increase in computer and software expenses.

Adaptive Biotechnologies Corporation

General and Administrative

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
General and administrative	$43,133	$45,344	$(2,211)	(5)%	50%	55%

The $2.2 million decrease in general and administrative expenses was primarily attributable to a $4.5 million decrease in building, facility and depreciation related expenses driven largely by office space transitions made to support lab consolidation activities, a $1.1 million decrease in consultant costs and a $1.1 million decrease in insurance costs. These decreases were partially offset by a $2.4 million increase in personnel costs, driven primarily by increased share-based compensation, a $1.1 million increase in computer and software expenses and a $0.5 million increase in accounting and legal fees.

Interest and Other Income, Net

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest and other income, net	$6,636	$689	$5,947	863%

The $5.9 million increase in interest and other income, net was primarily attributable to an increase in net interest income and investment amortization driven by increased interest rates and related yields of our invested cash and cash equivalents and marketable securities.

Interest Expense

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest expense	$(7,136)	$—	$(7,136)	*
* Not applicable

The $7.1 million increase in interest expense was attributable to the Purchase Agreement entered into in September 2022.

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

Adaptive Biotechnologies Corporation

In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to Adaptive Biotechnologies Corporation	$(47,810)	$(52,046)	$(105,509)	$(114,782)
Interest and other income, net	(3,612)	(418)	(6,636)	(689)
Interest expense (1)	3,605	—	7,136	—
Depreciation and amortization expense	5,653	5,195	11,076	10,251
Restructuring expense (2)	—	11	—	2,023
Share-based compensation expense (3)	17,345	14,180	32,016	27,041
Adjusted EBITDA	$(24,819)	$(33,078)	$(61,917)	$(76,156)

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

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through June 30, 2023, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of June 30, 2023, we had an accumulated deficit of $1,024.6 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, and, to a lesser extent, revenue and proceeds from the Purchase Agreement. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $417.2 million.

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

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our continued research and development initiatives for our drug discovery initiatives, our commercial and marketing activities associated with clonoSEQ and our continued investments in streamlining our laboratory operations. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of United States government treasury and agency securities.

Adaptive Biotechnologies Corporation

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

Cash Flows

The following table summarizes our uses and sources of cash for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(82,708)	$(111,518)
Net cash provided by investing activities	100,302	42,434
Net cash provided by financing activities	2,141	6,739

Operating Activities

Cash used in operating activities during the six months ended June 30, 2023 was $82.7 million, which was primarily attributable to a net loss of $105.5 million and a net change in operating assets and liabilities of $24.0 million, partially offset by noncash share-based compensation of $32.0 million, noncash depreciation and amortization of $7.5 million, noncash lease expense of $3.6 million, noncash interest expense related to the Purchase Agreement of $2.8 million and inventory reserve expense of $0.8 million. The net change in operating assets and liabilities was primarily driven by a $13.9 million reduction in deferred revenue related primarily to revenue recognized from the Genentech Agreement, a $7.9 million reduction in accounts payable and accrued liabilities driven largely by the payout of our corporate bonus during the three months ended March 31, 2023, a $6.5 million increase in inventory and a $4.5 million decrease in operating lease right-of-use assets and liabilities. These changes were partially offset by an $8.5 million decrease in accounts receivable, net primarily related to collections from our biopharmaceutical customers.

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

Adaptive Biotechnologies Corporation

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2023 was $100.3 million, which was primarily attributable to proceeds from maturities of marketable securities of $295.4 million, partially offset by purchases of marketable securities of $188.5 million and purchases of property and equipment of $6.6 million.

Cash provided by investing activities during the six months ended June 30, 2022 was $42.4 million, which was primarily attributable to proceeds from maturities of marketable securities of $136.0 million, partially offset by purchases of marketable securities of $85.2 million and purchases of property and equipment of $8.4 million.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2023 was $2.1 million, which was attributable to proceeds from the exercise of stock options.

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

Adaptive Biotechnologies Corporation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of June 30, 2023, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Adaptive Biotechnologies Corporation

Date: August 2, 2023	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Tycho Peterson
Tycho Peterson
Chief Financial Officer (Principal Financial Officer)