Form 10-Q
period 2023-09-30
Adaptive Biotechnologies Corp
filed 2023-11-09
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 144,772,751 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to develop a comprehensive map of the interaction between the immune system and disease (the “TCR-Antigen Map”) and yield insights from it that are commercially viable; and
•
our expected reliance on collaborators and other third parties for development, clinical testing and regulatory approval of current products in new indications and potential product candidates, which may fail at any time due to a number of possible unforeseen events.

The forward-looking statements in this report also include statements regarding our ability to develop, commercialize and achieve market acceptance of our current and planned products and services, our research and development efforts and other matters regarding our business strategies, use of capital, results of operations and financial position and plans and objectives for future operations. In some cases, you can identify forward-looking statements by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and other factors are described under “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (the “SEC”) from time to time. We caution you that forward-looking statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. As a result, the forward-looking statements may not prove to be accurate. The forward-looking statements in this report represent our views as of the date of this report.

We undertake no obligation to update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our” and similar references refer to Adaptive Biotechnologies Corporation.

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$88,713	$90,030
Short-term marketable securities (amortized cost of $282,669 and $412,282, respectively)	282,419	408,166
Accounts receivable, net	31,211	40,057
Inventory	19,490	14,453
Prepaid expenses and other current assets	13,404	9,440
Total current assets	435,237	562,146
Long-term assets
Property and equipment, net	76,749	83,447
Operating lease right-of-use assets	75,263	80,763
Restricted cash	2,921	2,398
Intangible assets, net	5,557	6,827
Goodwill	118,972	118,972
Other assets	2,983	2,064
Total assets	$717,682	$856,617
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$4,483	$8,084
Accrued liabilities	10,151	12,424
Accrued compensation and benefits	10,648	15,935
Current portion of operating lease liabilities	9,482	9,230
Current portion of deferred revenue	55,340	64,115
Current portion of revenue interest liability, net	3,194	—
Total current liabilities	93,298	109,788
Long-term liabilities
Operating lease liabilities, less current portion	91,824	98,772
Deferred revenue, less current portion	44,194	58,599
Revenue interest liability, net, less current portion	126,729	125,360
Total liabilities	356,045	392,519
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at September 30, 2023 and December 31, 2022; 144,772,751 and 143,105,002 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	1,436,859	1,387,349
Accumulated other comprehensive loss	(250)	(4,116)
Accumulated deficit	(1,074,891)	(919,082)
Total Adaptive Biotechnologies Corporation shareholders’ equity	361,732	464,165
Noncontrolling interest	(95)	(67)
Total shareholders’ equity	361,637	464,098
Total liabilities and shareholders’ equity	$717,682	$856,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$37,919	$47,830	$124,492	$130,110
Operating expenses
Cost of revenue	19,346	14,907	55,937	41,320
Research and development	28,533	35,658	93,371	110,534
Sales and marketing	20,493	21,513	66,673	71,887
General and administrative	20,075	20,755	63,208	66,099
Amortization of intangible assets	428	428	1,270	1,270
Total operating expenses	88,875	93,261	280,459	291,110
Loss from operations	(50,956)	(45,431)	(155,967)	(161,000)
Interest and other income, net	4,282	765	10,918	1,454
Interest expense	(3,652)	(653)	(10,788)	(653)
Net loss	(50,326)	(45,319)	(155,837)	(160,199)
Add: Net loss attributable to noncontrolling interest	26	38	28	136
Net loss attributable to Adaptive Biotechnologies Corporation	$(50,300)	$(45,281)	$(155,809)	$(160,063)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.35)	$(0.32)	$(1.08)	$(1.12)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	144,704,868	142,928,654	144,208,940	142,334,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(50,326)	$(45,319)	$(155,837)	$(160,199)
Other comprehensive income (loss)
Change in unrealized gains and losses on investments	643	(171)	3,866	(4,834)
Comprehensive loss	(49,683)	(45,490)	(151,971)	(165,033)
Add: Comprehensive loss attributable to noncontrolling interest	26	38	28	136
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(49,657)	$(45,452)	$(151,943)	$(164,897)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Interest	Shareholders’ Equity
Balance at June 30, 2022	142,784,868	$14	$1,357,763	$(5,800)	$(833,673)	$12	$518,316
Issuance of common stock for cash upon exercise of stock options	131,802	—	846	—	—	—	846
Vesting of restricted stock units	70,457	—	—	—	—	—	—
Share-based compensation expense	—	—	14,142	—	—	—	14,142
Other comprehensive loss	—	—	—	(171)	—	—	(171)
Net loss	—	—	—	—	(45,281)	(38)	(45,319)
Balance at September 30, 2022	142,987,127	$14	$1,372,751	$(5,971)	$(878,954)	$(26)	$487,814

Balance at June 30, 2023	144,645,118	$14	$1,421,506	$(893)	$(1,024,591)	$(69)	$395,967
Issuance of common stock for cash upon exercise of stock options	20,000	—	17	—	—	—	17
Vesting of restricted stock units	107,633	—	—	—	—	—	—
Share-based compensation expense	—	—	15,336	—	—	—	15,336
Other comprehensive income	—	—	—	643	—	—	643
Net loss	—	—	—	—	(50,300)	(26)	(50,326)
Balance at September 30, 2023	144,772,751	$14	$1,436,859	$(250)	$(1,074,891)	$(95)	$361,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2021	141,393,865	$14	$1,324,006	$(1,137)	$(718,891)	$110	$604,102
Issuance of common stock for cash upon exercise of stock options	1,361,891	—	7,562	—	—	—	7,562
Vesting of restricted stock units	231,371	—	—	—	—	—	—
Share-based compensation expense	—	—	41,183	—	—	—	41,183
Other comprehensive loss	—	—	—	(4,834)	—	—	(4,834)
Net loss	—	—	—	—	(160,063)	(136)	(160,199)
Balance at September 30, 2022	142,987,127	$14	$1,372,751	$(5,971)	$(878,954)	$(26)	$487,814

Balance at December 31, 2022	143,105,002	$14	$1,387,349	$(4,116)	$(919,082)	$(67)	$464,098
Issuance of common stock for cash upon exercise of stock options	367,405	—	2,158	—	—	—	2,158
Vesting of restricted stock units	1,300,344	—	—	—	—	—	—
Share-based compensation expense	—	—	47,352	—	—	—	47,352
Other comprehensive income	—	—	—	3,866	—	—	3,866
Net loss	—	—	—	—	(155,809)	(28)	(155,837)
Balance at September 30, 2023	144,772,751	$14	$1,436,859	$(250)	$(1,074,891)	$(95)	$361,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(155,837)	$(160,199)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	15,569	14,364
Noncash lease expense	5,491	5,423
Share-based compensation expense	47,352	41,183
Intangible assets amortization	1,270	1,270
Investment amortization	(6,225)	1,825
Inventory reserve	931	2,638
Noncash interest expense	4,563	653
Other	165	(20)
Changes in operating assets and liabilities
Accounts receivable, net	8,798	(9,139)
Inventory	(6,815)	(2,212)
Prepaid expenses and other current assets	(3,964)	601
Accounts payable and accrued liabilities	(10,746)	(3,419)
Operating lease right-of-use assets and liabilities	(6,688)	(3,041)
Deferred revenue	(23,180)	(44,018)
Other	(76)	165
Net cash used in operating activities	(129,392)	(153,926)
Investing activities
Purchases of property and equipment	(9,399)	(13,807)
Purchases of marketable securities	(307,563)	(113,744)
Proceeds from maturities of marketable securities	443,402	228,000
Net cash provided by investing activities	126,440	100,449
Financing activities
Proceeds from exercise of stock options	2,158	7,568
Proceeds from revenue interest purchase agreement, net of issuance costs	—	124,691
Net cash provided by financing activities	2,158	132,259
Net (decrease) increase in cash, cash equivalents and restricted cash	(794)	78,782
Cash, cash equivalents and restricted cash at beginning of year	92,428	141,203
Cash, cash equivalents and restricted cash at end of period	$91,634	$219,985
Noncash investing and financing activities
Purchases of equipment included in accounts payable and accrued liabilities	$1,308	$2,619
Revenue interest purchase agreement issuance costs included in accounts payable and accrued liabilities	$—	$316
Supplemental disclosure of cash flow information
Cash paid for interest	$7,089	$—

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2023.

Restricted Cash

We had a restricted cash balance of $2.9 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our property and facility leases.

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

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	*%	*%	*%	*%	*%	15.8%
Customer B	*	*	*	13.0	*	19.5
Customer C	*	*	*	*	10.1	*
Genentech, Inc. and Roche Group	23.2	45.1	30.0	38.2	*	*
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

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Immune Medicine revenue
Service revenue	$5,238	$6,559	$17,848	$20,968
Collaboration revenue	8,013	21,320	34,667	50,105
Total Immune Medicine revenue	13,251	27,879	52,515	71,073
MRD revenue
Service revenue	24,668	19,951	71,977	55,037
Regulatory milestone revenue	—	—	—	4,000
Total MRD revenue	24,668	19,951	71,977	59,037
Total revenue	$37,919	$47,830	$124,492	$130,110

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the three months ended September 30, 2023, we recognized $1.9 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and from cancelled customer contracts. During the three months ended September 30, 2022, we recognized $1.1 million in MRD service revenue related to cancelled customer contracts, Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and changes in estimates of total samples to be provided under certain of our agreements.

During the nine months ended September 30, 2023, we recognized $4.6 million in revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, cancelled customer contracts and changes in estimates of total samples to be provided under certain of our agreements, $0.4 million of which was recognized as Immune Medicine service revenue and $4.2 million of which was recognized as MRD service revenue. During the nine months ended September 30, 2022, we recognized $4.0 million in revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, cancelled customer contracts and changes in estimates of total samples to be provided under certain of our agreements, $0.3 million of which was recognized as Immune Medicine service revenue and $3.7 million of which was recognized as MRD service revenue.

As of September 30, 2023, we could receive up to an additional $399.5 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

Genentech Collaboration Agreement

In December 2018, we entered into a worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”) to leverage our capability to develop cellular therapies in oncology. Subsequent to receipt of regulatory approval in January 2019, we received a non-refundable, upfront payment of $300.0 million in February 2019 and may be eligible to receive more than $1.8 billion over time, including payments of up to $75.0 million upon the achievement of specified regulatory milestones ($10.0 million of which was achieved in May 2023), up to $300.0 million upon the achievement of specified development milestones and up to $1,430.0 million upon the achievement of specified commercial milestones. In addition, we are separately able to receive tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of products arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. Under the Genentech Agreement, we are pursuing two product development pathways for novel T cell immunotherapies in which Genentech intends to use T cell receptors (“TCRs”) screened by our immune medicine platform to engineer and manufacture cellular medicines:

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

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the initial transaction price. In May 2023, one of the regulatory milestones was achieved, resulting in a $10.0 million addition to the transaction price, $7.7 million of which was recognized as revenue in the three months ended June 30, 2023, with the remainder included in deferred revenue to be recognized as revenue over the remaining research and development period. We continue to exclude the commercial milestones and potential royalties from the transaction price, as those items relate predominantly to the license rights granted to Genentech and will be assessed when and if such events occur.

As there are potential substantive developments necessary, which Genentech may be able to direct, we determined that we would apply a proportional performance model to recognize revenue for our performance obligation. We measure proportional performance using an input method based on costs incurred relative to the total estimated costs of research and development efforts to pursue both the Shared Products and Personalized Product pathways. When any of the potential regulatory and development milestones are no longer fully constrained and are included in the transaction price, such amounts will be recognized using the cumulative catch-up method based on proportional performance at such time. We currently expect to recognize revenue generated from the Genentech Agreement over a period of approximately eight to nine years from the effective date. This estimate of the research and development period considers pursuit options of development activities supporting both the Shared Products and Personalized Product, but may be reduced or increased based on the various activities as directed by the joint committees, decisions made by Genentech, regulatory feedback or other factors not currently known.

In total, we recognized $8.0 million and $20.4 million in Immune Medicine collaboration revenue during the three months ended September 30, 2023 and 2022, respectively, and $34.7 million and $46.5 million in Immune Medicine collaboration revenue during the nine months ended September 30, 2023 and 2022, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

4. Deferred Revenue

Deferred revenue from the Genentech Agreement represents $21.2 million and $41.4 million of the current and non-current deferred revenue balances, respectively, as of September 30, 2023 and $31.8 million and $55.5 million of the current and non-current deferred revenue balances, respectively, as of December 31, 2022. We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately four years from September 30, 2023. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on various research and development activities.

Changes in deferred revenue during the nine months ended September 30, 2023 were as follows (in thousands):

Deferred revenue balance at December 31, 2022	$122,714
Additions to deferred revenue during the period	30,693
Revenue recognized during the period	(53,873)
Deferred revenue balance at September 30, 2023	$99,534

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2023, $41.2 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2022.

5. Fair Value Measurements

The following tables set forth the fair values of financial assets as of September 30, 2023 and December 31, 2022 that were measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$63,981	$—	$—	$63,981
Commercial paper	—	2,871	—	2,871
U.S. government treasury and agency securities	—	273,311	—	273,311
Corporate bonds	—	6,237	—	6,237
Total financial assets	$63,981	$282,419	$—	$346,400

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$38,502	$—	$—	$38,502
Commercial paper	—	9,969	—	9,969
U.S. government treasury securities	—	385,848	—	385,848
Corporate bonds	—	12,349	—	12,349
Total financial assets	$38,502	$408,166	$—	$446,668

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

6. Investments

Available-for-sale investments consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$2,871	$—	$—	$2,871
U.S. government treasury and agency securities	273,561	1	(251)	273,311
Corporate bonds	6,237	—	—	6,237
Total short-term marketable securities	$282,669	$1	$(251)	$282,419

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$9,969	$—	$—	$9,969
U.S. government treasury securities	389,898	14	(4,064)	385,848
Corporate bonds	12,415	—	(66)	12,349
Total short-term marketable securities	$412,282	$14	$(4,130)	$408,166

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.1 million and $0.8 million was presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of September 30, 2023 and on the condensed consolidated balance sheet as of December 31, 2022, respectively.

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of September 30, 2023 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury and agency securities	$222,795	$(169)	$19,957	$(82)
Total available-for-sale securities	$222,795	$(169)	$19,957	$(82)

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of September 30, 2023, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of September 30, 2023 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

7. Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, Bothell, Washington, South San Francisco, California and New York City, New York. As of September 30, 2023, we were not party to any finance leases.

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance as of September 30, 2023 (in thousands):

2023 (excluding the nine months ended September 30, 2023)	$3,678
2024	13,692
2025	14,098
2026	12,330
2027	11,944
Thereafter	69,244
Total undiscounted lease payments	124,986
Less: Imputed interest rate	(23,680)
Total operating lease liabilities	101,306
Less: Current portion	(9,482)
Operating lease liabilities, less current portion	$91,824

During the nine months ended September 30, 2023, cash paid for amounts included in the measurement of lease liabilities was $10.3 million. During the nine months ended September 30, 2022, cash paid for amounts included in the measurement of lease liabilities was $6.9 million, net of $4.0 million of cash received for tenant improvement allowances.

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

Accounting Treatment

We accounted for the transaction as debt recorded at amortized cost using the effective interest rate method.

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period. The calculated effective interest rate as of September 30, 2023 was 11.3%.

In connection with the Purchase Agreement, we incurred debt issuance costs of $0.6 million. Debt issuance costs have been recorded to debt and are being amortized over the estimated term of the debt using the effective interest method, adjusted on a prospective basis for changes in the underlying assumptions and inputs.

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

The following table sets forth the revenue interest liability, net activity during the nine months ended September 30, 2023 (in thousands):

Revenue interest liability, net at December 31, 2022	$125,360
Interest expense	3,531
Revenue interest payable	(1,883)
Revenue interest liability, net at March 31, 2023	127,008
Interest expense	3,605
Revenue interest payable	(2,446)
Revenue interest liability, net at June 30, 2023	128,167
Interest expense	3,652
Revenue interest payable	(1,896)
Revenue interest liability, net at September 30, 2023	129,923
Less: Current portion at September 30, 2023	(3,194)
Revenue interest liability, net, less current portion at September 30, 2023	$126,729

Revenue interest payable of $1.9 million and $2.8 million was included within the accounts payable balance on the unaudited condensed consolidated balance sheet as of September 30, 2023 and on the condensed consolidated balance sheet as of December 31, 2022, respectively.

9. Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of September 30, 2023.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Our 2019 Equity Incentive Plan (the “2019 Plan”) provides for annual increases in the number of shares that may be issued under the 2019 Plan on January 1, 2020 and on each subsequent January 1, thereafter, by a number of shares equal to the lesser of (a) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by our board of directors.

Furthermore, our Employee Stock Purchase Plan (the “ESPP”) provides for annual increases in the number of shares available for issuance under our ESPP on January 1, 2020 and on each January 1, thereafter, by a number of shares equal to the smallest of (a) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by our board of directors.

Effective January 1, 2023, our 2019 Plan and ESPP reserves increased by 7,155,250 shares and 1,431,050 shares, respectively.

As of September 30, 2023, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	13,424,786
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	11,851,128
Shares available for future grant under the 2019 Equity Incentive Plan	14,790,548
Shares available for future grant under the Employee Stock Purchase Plan	4,235,348
Total shares of common stock reserved for future issuance	44,301,810

11. Equity Incentive Plans

2009 Equity Incentive Plan

We adopted an equity incentive plan in 2009 (the “2009 Plan”) that provided for the issuance of incentive and nonqualified common stock options and other share-based awards for employees, directors and consultants. Under the 2009 Plan, the exercise price for incentive and nonqualified stock options were not to be less than the fair market value of our common stock at the date of grant. Stock options granted under this plan expire no later than ten years from the grant date and vesting was established at the time of grant. Pursuant to the terms of the 2019 Plan, any shares subject to outstanding stock options originally granted under the 2009 Plan that terminate, expire or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to awards granted under the 2019 Plan. While no shares are available for future grant under the 2009 Plan, it continues to govern outstanding equity awards granted thereunder.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain stock option and restricted stock unit grants made to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of September 30, 2023, we had 34,913,524 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the nine months ended September 30, 2023 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2022	14,581,975
2019 Equity Incentive Plan reserve increase effective January 1, 2023	7,155,250
Stock options and restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(9,868,290)
Stock options and restricted stock units forfeited or expired	2,921,613
Shares available for grant at September 30, 2023	14,790,548

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the nine months ended September 30, 2023 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2022	13,520,997	$16.88
Stock options granted	1,612,032	8.46
Stock options forfeited	(1,000,780)	16.99
Stock options expired	(340,058)	27.34
Stock options exercised	(367,405)	5.87
Stock options outstanding at September 30, 2023	13,424,786	$15.90	$1,108
Stock options vested and exercisable at September 30, 2023	9,145,151	$15.87	$1,108

The weighted-average remaining contractual life for stock options outstanding as of September 30, 2023 was 6.3 years. The weighted-average remaining contractual life for vested and exercisable stock options as of September 30, 2023 was 5.2 years.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the nine months ended September 30, 2023 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2022	5,981,755	$14.11
Restricted stock units granted	6,837,818	8.36
Restricted stock units forfeited	(1,580,775)	11.37
Restricted stock units vested	(1,300,344)	14.80
Nonvested restricted stock units outstanding at September 30, 2023	9,938,454	$10.49

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Market-Based Restricted Stock Units

In addition to the restricted stock units described above, our board of directors approved awards of market-based restricted stock units to our chief executive officer and chief scientific officer in March 2023. The shares of common stock that may be earned under the awards, each ranging from zero shares to 709,220 shares, are calculated based upon our total shareholder return during a three-year performance period as measured against that of the group of companies comprising the S&P Biotechnology Select Industry Index as of the grant date, subject to certain adjustments to such index group. Except as expressly provided in the terms of each award's agreement, vesting is subject to the respective grantee's continuous service through the end of the three-year performance period. These market-based restricted stock units, along with those granted to our chief executive officer in March 2022, under which zero shares to 494,234 shares may be earned, remain outstanding as of September 30, 2023.

Grant Date Fair Value of Stock Options, Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the nine months ended September 30, 2023 and 2022 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Fair value of common stock	$8.46	$7.30 - $14.95
Expected term (in years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	4.2% - 4.3%	1.7% - 3.0%
Expected volatility	71.2% - 71.6%	68.2% - 71.0%
Expected dividend yield	—	—

The determination of the grant date fair value of stock options granted using a Black-Scholes option-pricing model is affected by the fair value of our common stock, as well as assumptions regarding a number of variables that are subjective and generally require judgment to determine. The valuation assumptions were determined as follows:

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

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2023 and 2022 was $5.61 and $7.36, respectively.

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2023 and 2022 was $8.36 and $11.72, respectively.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the nine months ended September 30, 2023 and 2022 was $13.82 and $18.89, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. The weighted-average grant date fair value per share of the target payout level of the market-based restricted stock units outstanding as of September 30, 2023, 956,337 shares, was $15.13. The aggregate share-based compensation expense of the market-based restricted stock units granted during the nine months ended September 30, 2023 and 2022 was $9.8 million and $4.7 million, respectively, and is recognized on a straight-line basis over the respective grants' three-year performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense will be reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

The compensation cost related to stock options, restricted stock units and market-based restricted stock units for the three and nine months ended September 30, 2023 and 2022, respectively, are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$917	$1,058	$3,272	$2,807
Research and development	5,187	4,382	15,267	13,370
Sales and marketing	3,241	3,357	11,111	10,170
General and administrative	5,991	5,345	17,702	14,836
Total share-based compensation expense	$15,336	$14,142	$47,352	$41,183

As of September 30, 2023, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$40,916	2.08
Nonvested restricted stock units	85,893	2.90
Nonvested market-based restricted stock units	10,157	2.21

12. Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to our common shareholders for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to Adaptive Biotechnologies Corporation	$(50,300)	$(45,281)	$(155,809)	$(160,063)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	144,704,868	142,928,654	144,208,940	142,334,342
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.35)	$(0.32)	$(1.08)	$(1.12)

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to our common shareholders for the three and nine months ended September 30, 2023 and 2022, respectively, as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options outstanding	13,806,283	13,996,403	14,054,478	13,984,427
Nonvested restricted stock units outstanding	10,301,308	5,486,711	9,575,868	4,490,170
Maximum nonvested market-based restricted stock units outstanding eligible to be earned	1,912,674	494,234	1,580,146	381,990
Total	26,020,265	19,977,348	25,210,492	18,856,587

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

We recognized revenue of $37.9 million and $47.8 million for the three months ended September 30, 2023 and 2022, respectively, and $124.5 million and $130.1 million for the nine months ended September 30, 2023 and 2022, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $50.3 million and $45.3 million for the three months ended September 30, 2023 and 2022, respectively, and $155.8 million and $160.1 million for the nine months ended September 30, 2023 and 2022, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, revenue and proceeds from the revenue interest purchase agreement we entered into in September 2022 with OrbiMed Royalty & Credit Opportunities IV, LP, an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchase Agreement”). As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $371.1 million and $498.2 million, respectively.

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

Adaptive Biotechnologies Corporation

We expect cost of revenue to increase in absolute dollars as we grow our sample testing volume, but the cost per sample to decrease over the long term due to the efficiencies we may gain as assay volume increases from improved utilization of our laboratory capacity, automation and other value engineering initiatives. If our sample volume throughput is reduced, cost of revenue as a percentage of total revenue may be adversely impacted due to fixed overhead costs.

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

Adaptive Biotechnologies Corporation

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statements of Operations Data:
Revenue	$37,919	$47,830	$124,492	$130,110
Operating expenses
Cost of revenue	19,346	14,907	55,937	41,320
Research and development	28,533	35,658	93,371	110,534
Sales and marketing	20,493	21,513	66,673	71,887
General and administrative	20,075	20,755	63,208	66,099
Amortization of intangible assets	428	428	1,270	1,270
Total operating expenses	88,875	93,261	280,459	291,110
Loss from operations	(50,956)	(45,431)	(155,967)	(161,000)
Interest and other income, net	4,282	765	10,918	1,454
Interest expense	(3,652)	(653)	(10,788)	(653)
Net loss	(50,326)	(45,319)	(155,837)	(160,199)
Add: Net loss attributable to noncontrolling interest	26	38	28	136
Net loss attributable to Adaptive Biotechnologies Corporation	$(50,300)	$(45,281)	$(155,809)	$(160,063)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.35)	$(0.32)	$(1.08)	$(1.12)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	144,704,868	142,928,654	144,208,940	142,334,342
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(29,831)	$(25,868)	$(91,748)	$(102,024)

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

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Immune Medicine revenue
Service revenue	$5,238	$6,559	$(1,321)	(20)%
Collaboration revenue	8,013	21,320	(13,307)	(62)
Total Immune Medicine revenue	13,251	27,879	(14,628)	(52)	35%	58%
MRD revenue
Service revenue	24,668	19,951	4,717	24
Regulatory milestone revenue	—	—	—	*
Total MRD revenue	24,668	19,951	4,717	24	65%	42%
Total revenue	$37,919	$47,830	$(9,911)	(21)	100%	100%
* Not applicable

The $14.6 million decrease in Immune Medicine revenue was primarily due to a $12.4 million decrease in revenue generated from the Genentech Agreement resulting primarily from decreased collaboration expenses and a $2.1 million decrease in revenue generated from our biopharmaceutical and academic customers, $0.9 million of which was driven by the completion of our development activities for one of our biopharmaceutical collaboration agreements in the third quarter of 2022.

Adaptive Biotechnologies Corporation

The $4.7 million increase in MRD revenue was primarily due to a $4.7 million increase in revenue generated from providing clonoSEQ to clinical customers, partially offset by a $0.4 million decrease in revenue generated from providing MRD sample testing services to biopharmaceutical customers. Our clonoSEQ test volume increased by 56% to 15,072 tests delivered in the three months ended September 30, 2023 from 9,649 tests delivered in the three months ended September 30, 2022.

Cost of Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Cost of revenue	$19,346	$14,907	$4,439	30%	51%	31%

The $4.4 million increase in cost of revenue was primarily attributable to a $2.2 million increase in overhead costs largely driven by laboratory relocation and consolidation activities, a $1.0 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples, a $0.7 million increase in materials cost resulting from increased revenue sample volume and a $0.6 million increase in shipping and handling expenses.

Research and Development

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Research and development	$28,533	$35,658	$(7,125)	(20)%	75%	75%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Research and development materials and allocated production laboratory expenses	$4,063	$10,138	$(6,075)
Personnel expenses	17,979	16,534	1,445
Allocable facilities and information technology expenses	2,931	2,616	315
Software and cloud services expenses	697	729	(32)
Depreciation and other expenses	2,863	5,641	(2,778)
Total	$28,533	$35,658	$(7,125)

The $7.1 million decrease in research and development expenses was primarily attributable to a $6.1 million decrease in cost of materials and allocated production laboratory expenses, which was driven primarily by decreased investments in drug discovery efforts, including collaboration efforts with Genentech, and decreased investments in T-Detect and TCR-Antigen Map development activities. There was also a $1.3 million decrease in costs related to collaboration studies and clinical trials and a $1.3 million decrease in consultant costs, which were the primary drivers of the $2.8 million decrease in depreciation and other expenses. These decreases were partially offset by a $1.4 million increase in personnel costs and a $0.3 million increase in allocable facility expenses.

Sales and Marketing

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Sales and marketing	$20,493	$21,513	$(1,020)	(5)%	54%	45%

The $1.0 million decrease in sales and marketing expenses was primarily attributable to a $1.1 million decrease in personnel costs and a $1.1 million decrease in marketing expenses, which was largely driven by reduced clonoSEQ marketing activities and our deferral of commercializing T-Detect. These decreases were partially offset by a $0.8 million increase in computer and software expenses and a $0.4 million increase in travel and customer event related expenses.

General and Administrative

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
General and administrative	$20,075	$20,755	$(680)	(3)%	53%	43%

Adaptive Biotechnologies Corporation

The $0.7 million decrease in general and administrative expenses was primarily attributable to a $1.5 million decrease in building, facility and depreciation related expenses, driven largely by office space transitions made to support lab consolidation activities, and a $0.4 million decrease in consultant costs. These decreases were partially offset by a $0.4 million increase in personnel costs, driven primarily by increased share-based compensation, a $0.4 million increase in third-party billing service fees and a $0.3 million increase in legal and tax fees.

Interest and Other Income, Net

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest and other income, net	$4,282	$765	$3,517	460%

The $3.5 million increase in interest and other income, net was primarily attributable to an increase in net interest income and investment amortization driven by increased interest rates and related yields of our invested cash and cash equivalents and marketable securities.

Interest Expense

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest expense	$(3,652)	$(653)	$(2,999)	459%

The $3.0 million increase in interest expense was attributable to the Purchase Agreement entered into in September 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Immune Medicine revenue
Service revenue	$17,848	$20,968	$(3,120)	(15)%
Collaboration revenue	34,667	50,105	(15,438)	(31)
Total Immune Medicine revenue	52,515	71,073	(18,558)	(26)	42%	55%
MRD revenue
Service revenue	71,977	55,037	16,940	31
Regulatory milestone revenue	—	4,000	(4,000)	(100)
Total MRD revenue	71,977	59,037	12,940	22	58%	45%
Total revenue	$124,492	$130,110	$(5,618)	(4)	100%	100%

The $18.6 million decrease in Immune Medicine revenue was primarily due to an $11.8 million decrease in revenue generated from the Genentech Agreement resulting from decreased collaboration expenses partially offset by the $8.0 million recognized in connection with the regulatory milestone achieved in May 2023. There was also a $5.6 million decrease in revenue generated from our biopharmaceutical customers, $3.5 million of which was driven by the completion of our development activities for one of our collaboration agreements in the third quarter of 2022, and a $1.1 million decrease in revenue generated from our T-Detect COVID clinical customers resulting from our deferral of commercializing T-Detect.

The $12.9 million increase in MRD revenue was primarily due to a $12.1 million increase in revenue generated from providing clonoSEQ to clinical customers, a $2.5 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers and a $2.0 million increase in revenue generated from providing MRD sample testing services to investigator-led clinical trials. These increases were partially offset by a $4.0 million decrease in revenue recognized upon the achievement of regulatory milestones by some of our biopharmaceutical customers. Our clonoSEQ test volume increased by 55% to 40,816 tests delivered in the nine months ended September 30, 2023 from 26,345 tests delivered in the nine months ended September 30, 2022.

Adaptive Biotechnologies Corporation

Cost of Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Cost of revenue	$55,937	$41,320	$14,617	35%	45%	32%

The $14.6 million increase in cost of revenue was primarily attributable to a $7.2 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples, a $5.3 million increase in overhead costs largely driven by laboratory relocation and consolidation activities and a $2.0 million increase in materials cost resulting from increased revenue sample volume.

Research and Development

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Research and development	$93,371	$110,534	$(17,163)	(16)%	75%	85%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Research and development materials and allocated production laboratory expenses	$16,130	$35,623	$(19,493)
Personnel expenses	56,598	51,826	4,772
Allocable facilities and information technology expenses	8,817	6,495	2,322
Software and cloud services expenses	2,424	2,132	292
Depreciation and other expenses	9,402	14,458	(5,056)
Total	$93,371	$110,534	$(17,163)

The $17.2 million decrease in research and development expenses was primarily attributable to a $19.5 million decrease in cost of materials and allocated production laboratory expenses, which was driven primarily by decreased investments in T-Detect and TCR-Antigen Map development activities, as well as decreased investments in drug discovery efforts, including collaboration efforts with Genentech. There was also a $2.6 million decrease in consultant costs and a $2.2 million decrease in costs related to collaboration studies and clinical trials, which were the primary drivers of the $5.1 million decrease in depreciation and other expenses. These decreases were partially offset by a $4.8 million increase in personnel costs, a $2.3 million increase in allocable facility expenses and a $0.3 million increase in software and cloud services expenses.

Sales and Marketing

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Sales and marketing	$66,673	$71,887	$(5,214)	(7)%	54%	55%

The $5.2 million decrease in sales and marketing expenses was primarily attributable to a $4.2 million decrease in marketing expenses, which was largely driven by our deferral of commercializing T-Detect and reduced clonoSEQ marketing activities, a $2.7 million decrease in personnel costs and a $1.0 million decrease in consultant costs. These decreases were partially offset by a $1.6 million increase in computer and software expenses and a $0.9 million increase in allocated facility costs.

General and Administrative

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
General and administrative	$63,208	$66,099	$(2,891)	(4)%	51%	51%

Adaptive Biotechnologies Corporation

The $2.9 million decrease in general and administrative expenses was primarily attributable to a $6.0 million decrease in building, facility and depreciation related expenses, driven largely by office space transitions made to support lab consolidation activities, a $1.6 million decrease in consultant costs and a $1.4 million decrease in insurance costs. These decreases were partially offset by a $2.8 million increase in personnel costs, driven primarily by increased share-based compensation, a $1.4 million increase in computer and software expenses, a $0.9 million increase in accounting, legal and tax fees and a $0.7 million increase in third-party billing service fees.

Interest and Other Income, Net

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest and other income, net	$10,918	$1,454	$9,464	651%

The $9.5 million increase in interest and other income, net was primarily attributable to an increase in net interest income and investment amortization driven by increased interest rates and related yields of our invested cash and cash equivalents and marketable securities.

Interest Expense

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest expense	$(10,788)	$(653)	$(10,135)	1552%

The $10.1 million increase in interest expense was attributable to the Purchase Agreement entered into in September 2022.

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

Adaptive Biotechnologies Corporation

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to Adaptive Biotechnologies Corporation	$(50,300)	$(45,281)	$(155,809)	$(160,063)
Interest and other income, net	(4,282)	(765)	(10,918)	(1,454)
Interest expense (1)	3,652	653	10,788	653
Depreciation and amortization expense	5,763	5,383	16,839	15,634
Restructuring expense (2)	—	—	—	2,023
Share-based compensation expense (3)	15,336	14,142	47,352	41,183
Adjusted EBITDA	$(29,831)	$(25,868)	$(91,748)	$(102,024)

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

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through September 30, 2023, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of September 30, 2023, we had an accumulated deficit of $1,074.9 million.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, and, to a lesser extent, revenue and proceeds from the Purchase Agreement. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $371.1 million.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

If our available cash, cash equivalents and marketable securities balances and anticipated cash flows from operations are insufficient to satisfy our liquidity requirements, we may request an additional installment under the Purchase Agreement, seek to sell additional equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our shareholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. This additional capital may not be available on reasonable terms, or at all.

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our continued research and development initiatives for our drug discovery initiatives, our commercial and marketing activities associated with clonoSEQ and our continued investments in streamlining our laboratory operations. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of United States government treasury and agency securities, corporate bonds and commercial paper.

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

Cash Flows

The following table summarizes our uses and sources of cash for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(129,392)	$(153,926)
Net cash provided by investing activities	126,440	100,449
Net cash provided by financing activities	2,158	132,259

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2023 was $129.4 million, which was primarily attributable to a net loss of $155.8 million and a net change in operating assets and liabilities of $42.7 million, partially offset by noncash share-based compensation of $47.4 million, noncash depreciation and amortization of $10.6 million, noncash lease expense of $5.5 million, noncash interest expense related to the Purchase Agreement of $4.6 million and inventory reserve expense of $0.9 million. The net change in operating assets and liabilities was primarily driven by a $23.2 million reduction in deferred revenue related primarily to revenue recognized from the Genentech Agreement, a $10.7 million reduction in accounts payable and accrued liabilities driven largely by the payout of our corporate bonus during the three months ended March 31, 2023, a $6.8 million increase in inventory, a $6.7 million decrease in operating lease right-of-use assets and liabilities and a $4.0 million increase in prepaid expenses and other current assets driven largely by an increase in prepaid software charges. These changes were partially offset by an $8.8 million decrease in accounts receivable, net primarily related to collections from our biopharmaceutical customers.

Cash used in operating activities during the nine months ended September 30, 2022 was $153.9 million, which was primarily attributable to a net loss of $160.2 million and a net change in our operating assets and liabilities of $61.1 million, partially offset by noncash share-based compensation of $41.2 million, noncash depreciation and amortization of $17.5 million, noncash lease expense of $5.4 million, a research and development inventory reserve charge of $2.6 million and noncash interest expense related to our Purchase Agreement of $0.7 million. The net change in our operating assets and liabilities was primarily due to a $44.0 million reduction in deferred revenue primarily related to revenue recognized from the Genentech Agreement, an increase in accounts receivable, net of $9.1 million, a reduction in accounts payable and accrued liabilities of $3.4 million driven largely by the payout of our corporate bonus during the three months ended March 31, 2022, a $3.0 million decrease in operating lease right-of-use assets and liabilities and an increase in inventory of $2.2 million.

Adaptive Biotechnologies Corporation

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2023 was $126.4 million, which was primarily attributable to proceeds from maturities of marketable securities of $443.4 million, partially offset by purchases of marketable securities of $307.6 million and purchases of property and equipment of $9.4 million.

Cash provided by investing activities during the nine months ended September 30, 2022 was $100.4 million, which was primarily attributable to proceeds from maturities of marketable securities of $228.0 million, partially offset by purchases of marketable securities of $113.7 million and purchases of property and equipment of $13.8 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2023 was $2.2 million, which was attributable to proceeds from the exercise of stock options.

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

Adaptive Biotechnologies Corporation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of September 30, 2023, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Adaptive Biotechnologies Corporation

Date: November 9, 2023	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Tycho Peterson
Tycho Peterson
Chief Financial Officer (Principal Financial Officer)