Form 10-K
period 2023-12-31
Adaptive Biotechnologies Corp
filed 2024-02-29
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $756,000,000.

As of February 23, 2024, the Registrant had 145,092,271 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements expressed or implied in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the success of our significant investments in our continued research and development of new products;
•
the success of developing, commercializing and achieving commercial market acceptance of clonoSEQ, Adaptive Immunosequencing, T cell receptor (“TCR”)-based cellular therapies, antibody-based therapeutics products and additional products beyond our portfolio;
•
the potential for our identified research priorities to advance our proprietary immune medicine ("IM") platform or our future products;
•
the success, cost and timing of our research and development activities, preclinical and clinical studies and, in certain instances, clinical trials and clinical validations;
•
the potential benefits of collaborations, our ability to enter into collaborations or arrangements and our ability to attract collaborators with development, manufacturing, regulatory and commercialization expertise;
•
the ability and willingness of our collaborators to continue development, manufacturing, distribution and commercialization activities relating to our jointly developed products;
•
our ability to identify research priorities and apply a risk-mitigated strategy to efficiently discover and develop products and services, including new targets in autoimmunity and neurodegenerative disorders;
•
our ability to obtain and maintain regulatory approval of our products;
•
the pricing and reimbursement of our products following approval where required;
•
our ability to obtain equipment and materials (including reagents or other materials that may also require additional internal validation) from our suppliers, and in some cases single suppliers;
•
our ability to generate revenue and obtain funding for our operations, including funding necessary to complete further development of our current and future products, and if successful, commercialization;
•
our ability to manage operating expenses;
•
the size and growth potential of the markets for our products, and our ability to serve those markets, either alone or in combination with others;
•
the rate and degree of market acceptance of our products;
•
our financial performance;
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our immune medicine platform, products, and related technologies and the direction of such protection;
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

PART I

Item 1. Business

Overview

Throughout our history, we have advanced the field of immune medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and understand precisely how the immune system detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database and related antigen annotations, which are underpinned by computational biology and machine learning, and use them to develop and commercialize clinical products and services that can be tailored to the needs of individual patients.

In 2023, we continued to pursue our business around two main areas: clinical assessment of minimal residual disease (“MRD”) in lymphoid malignancies and immune medicine (“IM”)-driven drug discovery and development. We believe the total addressable market for the MRD business is $5.1 billion, $4.4 billion of which is derivable from clinical testing. The IM business focuses its research and development investments on catalysts that achieve strategic priorities, including continued support of our partner, Genentech, Inc. (“Genentech”), in its development of TCR-based cell therapies in oncology as well as the discovery of novel druggable targets in autoimmunity.

The MRD business focuses on the use of our highly sensitive, next-generation sequencing (“NGS”) assay to measure MRD in patients with hematologic malignancies. It is comprised of our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ assay, offered to biopharmaceutical partners, to advance drug development efforts (“MRD Pharma”).

clonoSEQ is the first test authorized by the Food and Drug Administration (“FDA”) for the detection and monitoring of MRD in patients with multiple myeloma (“MM”), B cell acute lymphoblastic leukemia (“ALL”) and chronic lymphocytic leukemia (“CLL”) and is also available as a CLIA-validated laboratory developed test (“LDT”) for patients with other lymphoid cancers, including diffuse large B-cell lymphoma (“DLBCL”). We believe clonoSEQ is the test of choice in MRD testing for hematologic malignancies with industry leading sensitivity. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners and payors.

The IM business leverages our proprietary ability to sequence, map, pair and characterize TCRs and B cell receptors (“BCRs”) at scale. We have created a powerful data engine to drive the development of novel therapies. These datasets, which we own, include over 100,000 signatures of cancer and autoimmune disease and approximately 500,000 matches of TCRs to disease-related antigens.

Our sizable data and differentiated capabilities uniquely positions our IM business to discover novel targets and develop therapeutic candidates, such as TCR-based therapies and antibodies, against these targets. Our goal is to better understand and treat challenging conditions such as autoimmune disease and cancer. The tremendous potential of IM in drug discovery is demonstrated by our worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”). Under the Genentech Agreement, we will continue development of TCR-based cell therapies in cancer. In 2023, a first FDA-cleared investigational new drug (“IND”) for a shared antigen cell therapy product candidate was secured by Genentech. This milestone also established an important proof of concept for our first discovered TCR to be used in a cell therapy product candidate and supports our work towards a TCR-based fully personalized approach. The IM business also applies the potential of our immune medicine platform in the treatment of autoimmune diseases, such as multiple sclerosis (“MS”), Crohn’s disease, type 1 diabetes and rheumatoid arthritis.

Selected 2023 Results

In 2023, our revenue was $170.3 million compared to $185.3 million in 2022, with the reduction primarily reflecting a decline in the amortization of the upfront payment from Genentech, a slowdown in pharma services largely due to broader macroeconomic factors impacting the biopharmaceutical industry and no MRD milestones. At the same time, our operating expenses were significantly leveraged as a result of continued streamlining of our operations during the year. Operating expenses were $397.3 million during 2023, of which $25.4 million represented non-cash impairment charges, as compared to $385.5 million during 2022. As of December 31, 2023, cash, cash equivalents and marketable securities was $346.4 million.

MRD Highlights

•
We grew clonoSEQ test volume by 53% year over year. Clinical test revenue increased by 53% over 2022. Payor coverage for the test has grown to 300 million lives in ALL and MM, 200 million lives in CLL and 70 million lives in DLBCL.

•
We integrated the clonoSEQ clinical diagnostic test via the Epic System Corporation's (“Epic”) comprehensive electronic medical record (“EMR”) system into the records systems of four accounts in 2023 to enable easier test ordering, with a fifth account nearing launch.
•
Our MRD Pharma revenue, excluding milestones, increased by 1% from 2022, attributable primarily to the slowdown in pharma services due to broader macroeconomic factors impacting the biopharmaceutical industry.
•
As of December 31, 2023, our clonoSEQ assay was being used in 143 active trials being conducted by 43 biopharmaceutical partners, including 75 trials in which it represented a clinical endpoint (primary endpoint in 10 trials).

IM Highlights

•
In Drug Discovery, we made significant progress under the Genentech Agreement with respect to both the Shared Products and Personalized Product. For the Shared Products, we completed an assessment of efficacy and safety data which enabled selection of a TCR candidate to advance as a potential therapeutic product candidate. The first FDA IND clearance under our Genentech Agreement was obtained for this candidate in 2023. In addition, fully characterized TCR data packages against validated neoantigen targets have also been provided to Genentech for further evaluation.
•
For our fully personalized approach, blood samples from 165 cancer patients have been screened. A Personalized Product proof of concept was completed by identifying and characterizing patient specific TCRs to unique tumor mutations. In 2023, we successfully built our personalized process workflow under regulated conditions in our South San Francisco lab. This foundation enables us to initiate end-to-end testing in preparation for future clinical readiness of our fully personalized process.
•
In autoimmune diseases, we continued our drug discovery efforts in MS, Crohn’s disease, type 1 diabetes and rheumatoid arthritis, and discovered a novel therapeutic target in MS. Validation of this novel MS self-antigen as a therapeutic target and assessment of potential therapeutic modalities against this target are planned to occur over the next few years.

Our Immunosequencing Platform

The adaptive immune system is comprised of specific immune cells, called T cells and B cells, that hold the instructions for diagnosing and treating most diseases. These instructions enable specialized receptors that sit on the surface of TCRs and BCRs to identify, bind and destroy pathogens or human cells presenting foreign signals of disease (“antigens”). Unlike all other genes in the human genome, the genetic sequences of TCRs and BCRs rearrange over time creating massive genetic diversity. In contrast to the static human genome that is made up of approximately 30,000 genes, the adaptive immune repertoire of a healthy adult consists of more than 100 million different genes. This massive genetic diversity gives the immune system the ability to detect and respond to millions of different antigens associated with human disease.

Our immunosequencing platform combines a suite of proprietary chemistry, computational biology and machine learning to generate clinical immunomics data to decode the adaptive immune system. It extracts and interprets insights from the adaptive immune system with the scale, precision and speed required to enable the design of clinical products tailored to the specific genetics of each patient’s immune system.

A Primer: The Adaptive Immune System

Over millions of years, the adaptive immune system has evolved an elegant solution to keeping people healthy. It recognizes and responds to most antigens, whether they come from outside the body, such as a virus, or inside the body, such as mutations that drive cancer.

The innate and adaptive immune systems both play a role in human immunity. However, the adaptive immune system alone provides a specific response to signals of disease, or antigens. These disease specific antigens are primarily fragments of proteins that are recognized as foreign, such as proteins from a virus. However, antigens can be recognized as foreign even if they are not from a virus or pathogen. In cancer cells, tumor associated antigens (“TAAs”) are normal proteins that are aberrantly expressed in a tumor; neoantigens are mutated versions of normal proteins that are specific to the cancer and not found in healthy normal cells. Both TAAs and neoantigens are recognized by the immune system as foreign. For autoimmune disorders, the immune system loses the ability to distinguish between 'self' and 'non-self' and mistakenly recognizes normal protein fragments (“self-antigens”) as foreign, which results in attacking otherwise healthy tissue.

The Adaptive Immune Response

The key cells of the adaptive immune system that enable our bodies to mount responses against antigens are called T cells and B cells. T cells can destroy target cells directly, and B cells secrete antibodies, activating other parts of the immune system to destroy targets.

Each T cell and B cell has a unique Y-shaped receptor, which can recognize one or a small number of the millions of antigens to which our bodies are continuously exposed. When an adaptive immune response is initiated against a particular disease, the T cells and B cells encoding the disease-specific targeting receptors rapidly multiply through clonal expansion, allowing for a powerful immune response. Some of these expanded cells directly attack the disease, and others form long-term memory to allow rapid recognition of the same antigens in the future and protect against reinfection.

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
D
J
Unique "barcode"
of T-Cell Receptor
TC GA AT A T GA CG T
T-Cell
Identified and
tracked over time
TCGAATATGACGT
TCGAATATGACGT

The adaptive immune response requires millions of these unique receptors to be widely distributed and present in the blood in order to have the ability to rapidly respond to many different diseases simultaneously. Even after a specific TCR binds to an antigen and clonally expands, the frequency of these expanded T-cell clones containing the TCR remains relatively low in relation to the estimated trillions of other T cells that are circulating. We now know that disease-specific TCRs that are clonally expanded in a patient’s blood are present, on average, at less than 1 cell out of 100,000 cells. Despite their relatively low abundance, disease-specific TCRs can mount a systemic, persistent response to most perturbations because of the highly specialized properties of the immune response, as summarized in the table below:

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

In order to fully leverage the natural properties of the immune system to develop clinical products, the enormous diversity and scale of the adaptive immune system must be taken into consideration, including the ability to accurately and reliably measure the relative frequency of each disease-specific T (or B) cell in the blood. For example, cancer-specific TCRs circulating in the blood of a cancer patient are only present at 1 out of 100,000 cells. Auto-reactive T cells specific to any given autoimmune disorder circulating in the blood are only present at 1 out of 1,000,000 cells. Accordingly, the ability to detect disease-specific T cells requires a technology that can quantitatively probe a minimum of hundreds of thousands to millions of blood cells from each sample. Our technology was built and validated to address this need.

Our immune medicine platform combines proprietary chemistry, computational biology and machine learning to generate clinical immunomics data that we use to decode the adaptive immune system. It extracts and interprets insights from the adaptive immune system with the scale, precision and speed required to enable the design of clinical products tailored to the specific genetics of each patient’s immune system. To that end, we developed a combination of technologies to perform the following key functions that broaden our understanding of immune-mediated biology:

•
Sequencing. Our proprietary NGS-based immunosequencing methods provide sequences for single chains of “Y-shaped” TCRs or BCRs, which enables understanding of the quantity and diversity of T cells and B cells in a biological sample. Together with our massive clinical immunomics database of immune receptor sequences, our sequencing capabilities provide deep insights into individual and collective immune responses at a scale that is thousands of times greater than was previously possible.
•
Antigen Identification. We have developed powerful approaches to identify disease-related antigens which trigger a T-cell response, even at levels of one T-cell in a million (as may occur in autoimmune disorders).

o
Human leukocyte antigen (“HLA”)-presented disease specific antigens. By applying proprietary screening methods, we can identify TCRs which cluster around a presumably identical HLA-presented antigen and identify that antigen by a process we call “de-orphanization”. Our massive database of TCRs and healthy control samples enables us to rapidly confirm whether such antigens are disease-specific, even if the antigen or its relationship to the disease was previously unknown.
o
Antigen-TCR mapping. MIRA (Multiplexed Identification of TCR Antigen Specificity) maps millions of TCRs to thousands of clinically relevant Class I and Class II antigens. MIRA is another proprietary method which enables us to elucidate in silico what potential diseases a patient’s immune system has been exposed to or is actively fighting.
•
Pair. pairSEQ provides a combinatorial strategy to accurately pair both chains of Y-shaped immune cell receptors at high-throughput, which is challenging to do at scale using other methods because the two chains of the Y-shaped receptors are located on different chromosomes. The ability to accurately pair both chains of the receptors in a sample enables us to reconstruct receptors for therapeutic purposes.
•
Characterize. Our platform characterizes binding, functionality and safety properties of antigen-specific, paired TCRs or BCRs. Our high-throughput sequencing and antibody discovery process allows us to select from a diversity of potent, naturally occurring, full length human receptors. We identify and focus on a subset of therapeutic-grade candidates to designate and further develop as TCR or antibody based therapeutic products.

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

With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with biopharmaceutical partners, providers and payors. For instance, with the use of clonoSEQ we have the potential to accelerate the development of drugs in lymphoid cancers, assist physicians with critical clinical decisions and enable treatment decisions which may lower payor cost through the discontinuation of costly drugs that are no longer needed.

The Technology

clonoSEQ is our FDA-authorized, NGS MRD technology that is designed to sequence all rearranged receptor sequences in a tumor in parallel to ensure accurate, sensitive and robust MRD monitoring.

A summary of the steps we perform in clonoSEQ is as follows:

1.
gDNA is extracted from bone marrow.
2.
Extracted DNA quality is assessed, and rearranged immune receptors are amplified using a multiplex polymerase chain reaction (“PCR”).
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

clonoSEQ

Our clonoSEQ diagnostic test detects and monitors the remaining number of cancer cells that are present in a patient’s body during and after treatment, known as MRD. We believe clonoSEQ has broad applicability across all lymphoid malignancies, including ALL, CLL, MM, and Non-Hodgkins Lymphoma (“NHL”) conditions (DLCBL, mantle cell lymphoma (“MCL”), and cutaneous T-cell lymphoma (“CTCL”).

In September 2018, clonoSEQ was granted marketing authorization from the FDA, under the de novo process, for patients with MM and ALL to monitor their MRD from bone marrow samples. In August 2020, the clonoSEQ label was expanded to include patients with CLL from bone marrow and blood samples.

In 2022, the assay was launched as a CLIA-validated LDT to detect MRD in blood for patients with DLBCL by measuring circulating tumor DNA (“ctDNA”), which provides patients and clinicians with a powerful blood-based prognostic tool. We are pursuing FDA clearance of our DLBCL test to support clinical adoption and increase its usage by our biopharmaceutical partners.

Clinical penetration with clonoSEQ has grown significantly1 as illustrated below.

In January 2019, clonoSEQ received Medicare coverage aligned with the FDA label and National Comprehensive Cancer Network (“NCCN”) guidelines for longitudinal monitoring in MM and ALL. clonoSEQ is now incorporated in NCCN guidelines and used by all 33 NCCN cancer centers. Over the years since, we have secured additional payor coverage for clonoSEQ aligned with our FDA label with Medicare, national private payors and large regional plans, expanding coverage to 300 million covered lives for ALL and MM, 200 million covered lives for CLL and 70 million covered lives for DLBCL.

In November 2021, MolDX published its local coverage decision (“LCD”) for MRD testing. This LCD not only affirmed the importance of MRD and clonoSEQ coverage in ALL, MM and CLL in bone marrow and blood, but it also provided a clear and efficient pathway for seeking expanded clonoSEQ coverage through technical assessments in NHL.

In July 2022, coverage expansion continued as we secured Medicare coverage for DLBCL, the most common form of NHL. We secured clonoSEQ coverage with Medicare for DLBCL patients regardless of line of therapy, treatment regimen or testing timepoint. clonoSEQ is the first and only MRD test to receive Medicare coverage in DLBCL. We anticipate receiving Medicare coverage for another NHL condition, MCL, in early 2024.

In October 2022, we entered into a partnership with Epic to integrate clonoSEQ into Epic’s EMR system, which we believe will enable easier test ordering and results access for the clonoSEQ test. In 2023, clonoSEQ became integrated into the EMRs of five customers and we expect significant growth in customer integrations in 2024, including through an additional EMR collaboration with Flatiron Health, Inc. entered into in February 2024.

We have a multi-pronged strategy to deepen penetration of clonoSEQ and improve our commercial and operational infrastructure:

•
Increase clinical testing in blood to facilitate adoption for clinicians in the community setting and increase frequency of testing across treatment settings.
•
Expand into new patient populations mainly within NHL subtypes, starting with DLBCL, MCL and CTCL.
•
Expand patient use bases by continuing to generate clinical evidence in clonoSEQ utility at multiple points along the patient continuum of care.

In parallel, we continue to enhance customer experience with EMR integration, optimize payor coverage and leverage our operating infrastructure to drive margin improvements.

Through 2023, clonoSEQ is also being used by 43 biopharmaceutical companies in 143 active clinical trials, representing (depending on the disease) between 9% and 44% penetration (peak for MM) of active industry sponsored clinical trials in lymphoid cancers as of December 31, 2023. We continue to deepen our commercial investments to expand clinical adoption of clonoSEQ and have increased the strength of our specialized sales and customer support organization and supporting infrastructure in the U.S. We have also successfully transferred certain sequencing technology under non-exclusive licenses to multiple labs in other parts of the world.

Evolving Clinical Utility Data

We believe that the value of clonoSEQ as a decision-making tool may enable clinicians to select the best patient treatment options based on MRD status. Some examples of recent expanded clinical use cases and drug development advances include:

•
PERSEUS is a phase 3 randomized study of Daratumumab + VRd (Velcade, Revlimid, and dexamethasone) versus VRd alone in patients with newly diagnosed MM who are eligible for ASCT. MRD was assessed by clonoSEQ in 355 patients in the D-RVd group and 354 patients in the VRd alone group. Deep and durable MRD negativity was achieved with D-VRd, and 64% of patients receiving maintenance in the D-VRd group discontinued Daratumumab after achieving sustained MRD negativity per the protocol. Not only has MRD been shown to be prognostic but it also informs clinical care in the sustained MRD negativity group.
•
In an MRD-adapted study from the University of Wisconsin, MRD status assessed by clonoSEQ in peripheral blood was used to determine the relationship between early response and outcomes, as well as to guide maintenance therapy in patients with previously untreated MCL. The data were presented in a poster presentation titled Minimal Residual Disease (MRD) Testing by Next Generation Sequencing (NGS) after Two Cycles (CY) of Non-Intensive Chemoimmunotherapy Is Predictive of Remission Duration and Need for Maintenance Therapy (MT) in Previously Untreated Mantle Cell Lymphoma (MCL): A Wisconsin Oncology Network Study (Abstract 4407). In this study of 21 patients, those with a complete response who were MRD negative by clonoSEQ after induction and consolidation therapy were not given maintenance therapy. In patients without a complete response or with persistent MRD positivity, obinutuzumab maintenance was given for 8 cycles. Patients were followed for greater than or equal to two years from therapy completion. In patients achieving MRD negative status after induction and consolidation, omission of obinutuzumab maintenance did not result in worsening progression free survival (“PFS”) compared to those that did receive maintenance. Additionally, MRD status post cycle two of induction was prognostic.

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

MRD Pharma

The MRD Pharma business area focuses on offering our clonoSEQ assay to biopharmaceutical partners to advance drug development efforts. Given the broad penetration of clonoSEQ, we believe there is a significant growth opportunity for our MRD Pharma business, as we aim to replicate clonoSEQ's success in other indications. For example, clonoSEQ is currently identified as an endpoint in approximately 30% of U.S.-based clinical trials being conducted by biopharmaceutical companies in MM.

Our Products and Pipeline (Immune Medicine)

The goal of our IM business is to scale our target discovery and drug discovery efforts to bring transformative therapies into the clinic either on our own or with a partner. The engine driving the IM platform is our immunosequencing technology that allows us to tap into the massive diversity of the immune repertoire at unparalleled scale and specificity. Our immunosequencing approach utilizes multiplex, bias-controlled PCR to accurately and quantitatively sequence, map, pair and characterize millions of TCRs and BCRs at scale. The proprietary datasets we have generated to date include over 100,000 signatures of disease (such as cancer and autoimmune conditions) and approximately 500,000 matches of paired TCRs to disease-related antigens.

Drug Discovery

We are focusing our drug discovery programs to develop therapies on our own or in partnership. In these respects, our proprietary data and capabilities uniquely position IM to discover and develop therapeutic candidates such as TCR-based modalities, antibodies and potentially vaccines to better understand immune-mediate biology and treat challenging conditions such as cancer and autoimmune disorders.

Unique ability to discover and validate novel disease specific drug targets

TCR Therapeutics
Target Discovery
Autoimmune
Cancer
ID
Antibody Therapeutics

Develop differentiated TCR and antibody therapeutic products against validated, novel targets

The tremendous potential of IM in drug discovery is demonstrated by the Genentech Agreement. Two product development pathways for T cell immunotherapies in cancer are being pursued under the Genentech Agreement in which Genentech intends to use TCRs discovered and characterized by our immune medicine platform to engineer and manufacture cellular medicines:

Shared Product

1 Profile DNA in patient tumor to determine immunogenic antigens and neoantigens

Tumor

2 Select TCRs against shared antigens from TCR Library

Screen donor blood against shared antigens using TCR Library

Blood

3 Deliver TCRs to patient whose tumor expresses shared antigen(s)

Cancer
patient

Personalized Product

1 Profile DNA in patient tumor to determine immunogenic antigens and neoantigens, and sequence blood for TCRs

Blood

Tumor

2 **Screen in real-time** for TCRs against patient-specific neoantigens using Adaptive's TCR discovery program

3 Engineer cell therapy with patient-specific TCRs, **manufacture in real-time** for each patient

4 Deliver fully personalized therapeutic TCRs to patient

Dual TCR cellular therapy approaches

•
Shared Products. The shared products will use “off-the-shelf” TCRs identified against cancer antigens shared among many cancer patients (“Shared Products”). We have completed an assessment of efficacy and safety data which enabled selection of a TCR candidate to progress as a potential therapeutic product candidate for which FDA IND clearance was secured by Genentech in 2023. Fully characterized TCR data packages against additional validated antigen targets have also been provided to Genentech for further evaluation.
•
Personalized Product. The personalized product will use patient-specific TCRs identified by real-time screening of TCRs specific to each patient's unique cancer mutations (“Personalized Product”). Blood from 165 cancer patients has been screened. A Personalized Product proof of concept was completed by identifying and characterizing patient specific TCRs to unique tumor mutations. In 2023, we successfully built our personalized process workflow under regulated conditions. This foundation enables us to initiate end-to-end testing in preparation for future clinical readiness of our fully personalized process.

Under the Genentech Agreement, IM supports Genentech in the development of two categories of TCR-based cancer cell therapies for the treatment of patients with solid tumors. The first neoantigen-directed cell therapy product candidate was recently FDA IND cleared with plans to enter the clinic.

The IM business is also advancing a pipeline of potential immune-based therapies to novel targets in autoimmune disorders such as MS, Crohn’s disease, type 1 diabetes and rheumatoid arthritis. In autoimmunity, the immune system attacks self-antigens, which are human proteins normally found in our body. Specifically, T cells lose their ability to distinguish ‘self’ from ‘non-self’ antigens which may cause disease. In MS, for example, we have discovered a novel self-antigen that we are validating as a potential therapeutic target. MS is a T-cell mediated disease involving mostly unknown self-antigens for which current treatments lack specificity to disease-causing targets, leading to suboptimal efficacy and risk of significant side effects. We have identified and validated specific TCRs that are shared and clustered in MS patients, which enabled the discovery of this particular self-antigen, which we believe is likely to play a causative role in MS. Validation of the self-antigen as a therapeutic target is ongoing and drug discovery to select the best therapeutic modality to drug this target and designate a therapeutic candidate is planned to occur over the next few years.

Expanding on our capabilities in finding HLA-presented, disease specific epitopes that T cells hit naturally, we are also identifying causative target antigens of interest for therapeutic development in inflammatory bowel disease conditions, which includes Crohn’s disease, as well as other autoimmune disorders such as rheumatoid arthritis and type 1 diabetes, where there is a high unmet need for more targeted and specific therapies.

Our Competitive Strengths

We harness the inherent biology of the adaptive immune system to develop clinical products and services that improve human health by leveraging our core competitive strengths.

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
•
Our clinical immunomics database provides a robust product development engine. Using the adaptive immune system as our product source-code, we are building a dynamic clinical immunomics database that is machine learning/AI-enabled. We translate the natural capabilities of the immune system into the clinic by capturing the millions of diverse unique receptors present in a patient’s blood. The combination of our large, quality data and our ability to generate additional insights creates a data foundation which we will continue to leverage to accelerate our target and drug discovery efforts.
•
We are well capitalized and on a path to profitability for our MRD business area. As of December 31, 2023, we had $346.4 million in cash, cash equivalents and marketable securities. In 2023, we focused on reducing our operating expense growth rate. For the MRD business, we estimate positive adjusted EBITDA by the end of 2025 and expect to be cash flow breakeven by the end of 2026.
•
Clinical applicability spans diagnostic and therapeutic product potential. Our ability to accumulate, synthesize and process billions of immunomic datapoints to generate multiple clinical applications across disease areas provides optionality to our commercial pipeline. Each of our products also has broad applicability, enabling robust product lifecycle extensions.

•
Transformational collaborations with industry leaders validate our platform. Our collaborations with industry-defining leaders such as Genentech and Microsoft Corporation (“Microsoft”) validate our unique approach to advancing the promise of immune medicine. We will continue to seek opportunities to optimize our ever-growing clinical immunomics database to drive product development and commercial success and facilitate efficient use of capital.
•
Expanding regulatory and reimbursement expertise will help inform future clinical product development. Having obtained FDA marketing authorization and expanded coverage to 300 million covered lives for multiple indications of clonoSEQ from Medicare, national private payors and large regional plans, we believe we have developed valuable core capabilities that will facilitate future product development through to regulatory approval and reimbursement.
•
Strong intellectual property protects our immune medicine platform and its applications. As of December 31, 2023, we had filed over 800 patent applications, more than 450 of which were issued and active as of that date, covering improvements in sequencing methods and new ways to leverage adaptive immune receptors for our MRD and IM business areas.

Our Strategy

Our focus is to leverage our immune medicine platform and competitive strengths to develop transformative clinical solutions that are accessible to patients with a range of diseases.

•
Powering the age of immune medicine. We contribute to the immune medicine field by generating a large quantity and quality of immunomics data that facilitates a deeper understanding of, and biological discovery from, the adaptive immune system. We leverage the unique capability of our platform to translate the genetics of a patient’s immune system with the scale, precision and speed that enables novel target discovery and the development of personalized and immune-based therapeutic products.
•
Increase blood-based testing with clonoSEQ in ALL, MM, CLL, and DLBCL. As noted, a study reported at the American Society of Hematology annual meeting in 2023 demonstrated that MRD negativity confirmed by clonoSEQ in the blood of MM patients in early treatment for MM correlated well with PFS. Testing with blood is less invasive for patients and less expensive as compared to MRD testing from bone marrow samples. Therefore, blood-based MRD testing may enable more frequent monitoring of patients over longer periods of time. We believe continued validation of clonoSEQ in blood will increase usage, particularly by clinicians in the community setting who perform fewer bone marrow aspirations.
•
Expand clonoSEQ in NHL. With the end goal of clonoSEQ becoming a universal MRD test for all lymphoid malignancies, we have developed a robust lifecycle development plan to generate sufficient clinical evidence to support increased adoption across lymphoid malignancies. We are already cleared in ALL and MM from bone marrow and CLL from bone marrow and blood. At the same time, we are increasing marketing support for clonoSEQ usage as a CLIA-validated lab-developed testing service, where samples for any lymphoid cancer indication and a range of sample types (including blood) are acceptable, and payor coverage is already in place for blood-based testing in ALL, MM, CLL and a form of NHL, DLBCL. NHL represents 50% of all newly diagnosed patients with lymphoid malignancies in the U.S., and DLBCL represents 30% of NHL patients. clonoSEQ has Medicare coverage for all DLBCL patients.
•
Improve our margins for clonoSEQ. We continue to enhance our average selling price (“ASP”) for clonoSEQ while increasing the efficiencies of operations in our production laboratories and managing our overall operating expenses.
•
Entrench our products in clinical drug development with biopharmaceutical collaborators. Maintain our platform as the gold standard for the validation of potential immune-driven clinical discoveries in late-stage clinical trials, including designation of clonoSEQ as a basis for clinical endpoints.
•
Leverage our foundational technology to address clinical therapeutic challenges in key disease states, such as cancer and autoimmune disorders. We believe that by leveraging our established capabilities, we can scale our target and drug discovery efforts and aim to successfully develop differentiated immune medicine-based therapies, including TCR-based therapies and prophylactic or therapeutic antibodies and potentially vaccines against novel druggable targets to treat patients with cancer or autoimmune disorders.
•
Maintain an entrepreneurial, scientifically rigorous, data-driven and inclusive corporate culture. Fuel the promise and potential that our platform offers to help patients better manage their disease by translating insights from our world-class team with expertise in biology, chemistry, bioinformatics, software, drug discovery, development and commercialization, into clinical products.

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

In February 2019, we received a $300.0 million upfront payment from Genentech and, in 2023, we received a $10.0 million milestone payment for FDA IND acceptance of the first cell therapy product candidate under our Genentech Agreement. We also may be eligible to receive approximately $1.8 billion over time, including payments of up to $65.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones, and up to $1.4 billion upon the achievement of specified commercial milestones. Genentech will also pay us tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of the Shared Products and the Personalized Product arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. The Genentech Agreement accounted for 25%, 34% and 40% of our revenue for the year ended December 31, 2023, 2022 and 2021, respectively.

The Genentech Agreement will continue until the expiration of all royalty payments, but may be terminated by mutual agreement, upon an uncured material breach by either party, upon insolvency of either party, or by Genentech for convenience upon prior written notice.

Microsoft Agreement

In December 2017, we entered into a strategic collaboration agreement with Microsoft (the “Microsoft Agreement”) to map TCR sequences to the antigens they bind with with the goal of developing diagnostic tests for early detection of many diseases from a single blood test.

Pursuant to the Microsoft Agreement, Microsoft applies machine learning and computational statistics to our clinical immunomics data in order to produce predictive models that allow us to map TCR sequences to the antigens they bind with. Under the Microsoft Agreement, we retain all rights to these predictive models and the data underlying our TCR-Antigen Map, including the right to commercialize clinical products using our TCR-Antigen Map. We and Microsoft have granted each other certain licenses to one another’s intellectual property rights and have agreed to certain defined exclusivity obligations with respect to collaborations and projects that are substantially similar to the Microsoft Agreement.

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

The Microsoft Agreement has a seven-year term and may be terminated by mutual agreement or by either party upon an uncured material breach. Concurrently with entry into the Microsoft Agreement, Microsoft purchased shares of our Series F-1 convertible preferred stock, which were converted into common stock upon the closing of our initial public offering in July 2019.

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

We incurred interest expense of $13.8 million and $4.2 million under the Purchase Agreement for the year ended December 31, 2023 and 2022, respectively.

Processing and Manufacturing

We process both clinical and research use samples in our laboratory in Seattle, Washington. Our Seattle laboratory is CLIA-certified, College of American Pathologists (“CAP”)-accredited and International Organization for Standardization (“ISO”) 13485-certified. After we intake samples sent to us from healthcare providers or research and biopharmaceutical customers, we extract DNA from the sample if required, amplify it and otherwise prepare it for our sequencing and data analysis. Throughout our processes, we apply a rigorous quality management system, which is designed to comply with the Quality System Regulation (“QSR”) and the requirements of CLIA, CAP and other applicable state licensing and accreditation requirements.

In order to process and sequence immune receptors in samples submitted to us, we utilize a combination of proprietary primer mixes and commercial materials, including a multiplex PCR master mix, enzymes, high throughput multi-cycle sequencing reagents and other materials, which we obtain and assemble as needed from various third-party vendors on customary terms. A number of our processing steps utilize automated equipment to help ensure consistency and efficiency. Sequencing is performed using the Illumina NextSeq System, which we have appropriately qualified for the intended uses of our products and services.

For our TCR-Antigen Map and drug discovery initiatives, we conduct our operations at our laboratories in Seattle, Washington and South San Francisco, California. These laboratories have cell sorting, tissue culture and other processing equipment.

We use a limited number of suppliers, or in some cases, single suppliers, for our laboratory equipment and materials. We manage this concentration risk by targeting or building to levels of surplus stock that, we believe, would allow us to locate alternative suppliers if needed. However, if one of our suppliers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers and may face delays in processing samples or developing and commercializing our products and services. For example, we have purchased the Illumina NextSeq System, and Illumina, Inc. (“Illumina”) also supplies us with reagents that have been designed for use solely with this sequencer. While we acquire these reagents from Illumina on customary terms, if we had to replace the reagents we use, we may also need to acquire and qualify a replacement sequencer, validate the reagents and potentially revalidate aspects of our existing assays.

Distribution

We processed our first samples in 2011 and issued our first clonoSEQ report in 2013. Since then, we have focused on expanding our customer base. We sell our products primarily through our own internal sales force. Our sales and marketing efforts are targeted at department heads, laboratory directors, principal investigators, core facility directors, clinicians, payors and research scientists and pathologists at leading academic institutions, biopharmaceutical companies, research institutions and contract research organizations. We seek to increase awareness of our products and services among our target customers through direct sales calls, trade shows, seminars, academic conferences, web presence and other forms of internet marketing. Our drug discovery efforts are internally focused and may also be pursued in collaboration with one or more biopharmaceutical companies.

Intellectual Property

We have an extensive global portfolio of intellectual property rights to protect our immune medicine platform, the products and services that draw on it and our reputation in the industry.

As of December 31, 2023, we owned or controlled more than 450 active issued patents and more than 55 patent applications whose claims are intended to cover what we do, what we plan to do and what others might do to compete with us. From our earliest patent filings in 2009, our portfolio has been tailored to reflect our efforts to harness the adaptive immune system for research, diagnostic and therapeutic applications. Our patent claims extend to not only adaptive immune receptor molecules, but also to uniquely powerful techniques for sequencing immune cell receptors, determining clonality and immune competency, diagnosing disease, predicting responses to immunotherapy and identifying new drug candidates. Our granted patent protection generally expires in years ranging from 2029 to 2040.

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

Intellectual Property Portfolio by the Numbers

As of December 31, 2023, our intellectual property portfolio consisted of the following:

•
More than 800 patent applications filed worldwide directly or in conjunction with a co-owner or licensor since 2009;
•
More than 55 pending patent applications;
•
More than 450 issued patents across our immune medicine platform, including more than 145 patents related to diagnostic approaches in lymphoid malignancies;
•
24 patent families directed to methods and tools useful in our immune medicine platform for non-target specific immunosequencing and research;
•
17 patent families directed to methods and tools useful in diagnosis, prognosis and disease monitoring, including clonoSEQ, certain diagnostic methods and the TCR-Antigen Map;
•
12 patent families directed to methods and tools useful in drug discovery, including our drug discovery screening processes, MIRA and pairSEQ;
•
3 patent families directed to therapeutic antibodies and novel antigen targets;
•
1 patent family directed to SARS-CoV-2 vaccines;
•
3 patent families directed to gene sequencing technology; and
•
28 trademarks registered and pending registration worldwide.

Patent Portfolio

We have developed an expansive patent portfolio in commercially important markets with claims to critical aspects of our technology, beginning with our first patent applications exclusively licensed from Fred Hutchinson Cancer Research Center (“Fred Hutch”) in 2009. Our ongoing patent strategy is to generate a return on our patenting investments, which values substantive quality over volume to build a defensible moat around technology we use as well as what others might develop to design around our position.

We prioritize pursuing patent claims with a reasonable likelihood of being granted. Where patentability for a particular invention is questionable, we often choose to protect it as a trade secret instead. In some instances, however, we may seek to push the patentability envelope when the state of the applicable patent laws are in flux, such as patent eligibility for naturally occurring molecules, including TCRs, in the U.S.

Methods of Measuring Adaptive Immunity

In 2009, a U.S. provisional patent application was filed to pursue protection for immunosequencing by our co-founder, Dr. Harlan Robins. The invention broadly relates to methods for assessing the adaptive immune system status of individuals. Rearranged V and J segment genes of TCRs or BCRs are targeted as biomarkers for assessing the status of the immune system at one or more points in time. Granted claims extend to the use of particular sets of amplification primers, while pending claims are being pursued to capture additional assessment techniques. Licensed exclusively to us by Fred Hutch, the application has since spawned more than 31 additional patent applications, many of which have been granted as of December 31, 2023, including U.S. Patent No. 9,809,813.

Optimizing Nucleic Acid Amplification Reactions

Amplification of nucleic acids can result in over- or under-representation of the amplified molecules, misrepresenting the number present in the source material, such as a blood sample. Dr. Robins invented a method to correct for such bias, thereby improving the precision of PCR-based quantification of TCR and BCR coding sequences in a sample. The claimed approach utilizes synthetic templates, reflecting nucleic acid sequences for rearranged V and J receptor segments in the sampled cells. More than 28 related patent applications have since been filed, many of which have been granted as of December 31, 2023, including U.S. Patent Nos. 9,371,558 and 10,214,770.

Diagnosing and Monitoring Disease

In connection with our acquisition (“Sequenta Acquisition”) of Sequenta, Inc. (“Sequenta”) in 2015, we purchased Sequenta’s extensive patent portfolio. The portfolio includes 124 patent applications which disclose and claim methods to identify and quantify T cell-based immune responses to antigen exposure using NGS. TCR and BCR DNA, ribonucleic acid or cell-free DNA from samples, including blood and bone marrow, are used to detect, prognose and monitor disease, including autoimmune disease, infection and cancer. More than 112 patents have been granted in the portfolio as of December 31, 2023, including U.S. Patent Nos. 8,628,927 and 8,236,503.

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

TCR-Antigen Map

In connection with our Microsoft collaboration, we are developing a diagnostic product to detect cancer and other diseases at their earliest stage by learning the signals and responses of the activated immune receptors in a patient’s blood. Pre-collaboration, we filed 10 related patent applications for methods to produce antigen-exposed enriched T cell populations and identify their antigen specificities by comparison to a pre-exposure population of cells or by use of an algorithm. We have filed additional patent applications relating to algorithmic-based methods to characterize antigen specificities.

MIRA

We developed and are pursuing patent protection for bioinformatic-based methods to determine the antigen specificity of TCRs by exposing T cells to a panel of multiple antigens. Antigen exposure can be performed by incubation or presentation; for example, it can be performed via recombinant expression in another cell. These methods may also be used to pair the two TCR chains as well as to identify high avidity TCRs. Several patents have been granted as of December 31, 2023, including U.S. Patent No. 10,066,265.

pairSEQ

In nature, TCRs and BCRs exist as a heterodimer of paired chains, each of which is encoded on a different chromosome. Immunosequencing reveals the nucleotide structure of each individual chain, but not which chains match as cognate pairs. We developed and are pursuing patent protection for multiple bioinformatic-based approaches to pairing the two chains of TCRs and BCRs, including one deployed in our pairSEQ technique. Our methods also allow for identification of receptor chain pairs which are specific to particular antigen targets. Over fifty related patent applications have been filed, nearly half of which have matured into granted patents as of December 31, 2023, including U.S. Patent No. 10,077,478.

Assessing Responsiveness to Immunotherapy

Leveraging our immunosequencing technologies, we developed methods for predicting responses to immunotherapy, vaccines and infection. To those ends, rearranged TCR or BCR sequences are quantified and their levels or frequencies compared at different points in time. More than 20 related patent applications have been filed, most of which have been granted as of December 31, 2023, including U.S. Patent No. 10,221,461.

Therapeutic Antibodies

We developed a therapeutic antibody discovery process called TruAB from which neutralizing antibodies have been and are being produced against target antigens in conditions such as SARS-CoV-2, influenza, Respiratory Syncytial Virus, inflammatory bowel disease and MS. Patent applications to a number of these antibodies have been filed and are pending.

Vaccines

Together with our partner Nykode Therapeutics, we filed a patent application which is pending and directed to COVID-19 vaccines, the development of which was informed by our immunosequencing-based drug discovery efforts.

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

Early work by Dr. Robins with Fred Hutch led to discoveries around immunosequencing methods and tools covered by 128 patents and patent applications in the U.S. and abroad which we exclusively licensed. Our rights are for all fields of use worldwide and are sublicensable. To the extent any licensed granted patent rights extend to products or services sold by us, we pay Fred Hutch a royalty rate of 0.75% of net sales on licensed products.

Through our Sequenta Acquisition, we also obtained an exclusive paid-up license, with rights to sublicense, to patents filed in the U.S., Europe, Australia and China owned by iRepertoire, Inc. The license is for worldwide use in diagnosis, prognosis, treatment and monitoring of any proliferative disorder for which rearranged nucleic acids capable of encoding an immune receptor, whether productive or unproductive, or functional or nonfunctional, of a cell, excluding tumor infiltrating lymphocytes, of the proliferative disorder can be used as markers for the disorder, including, but not limited to, lymphoid and myeloid proliferative disorders, such as ALL, CLL, acute myeloid leukemia, chronic myelogenous leukemia, Hodgkin’s and NHL, plasma cell neoplasms, such as MM, monoclonal gammopathy of undetermined significance, monoclonal B cell lymphocytosis and myelodysplastic syndromes.

In addition to the patent estate acquired from Sequenta, we also acquired ownership of immunosequencing-related patent portfolios from Imdaptive, Inc. and ImmunID S.A.S.

Trademarks

We own various trademarks, applications and unregistered trademarks in the U.S. and other commercially important markets, including our company name, product and service names and other trade or service marks. Our trademark portfolio is designed to protect the brands for our products and services, both current and in the pipeline.

Trade Secrecy Program

We have a trade secrecy program to prevent disclosure of our trade secrets to others, except under stringent conditions of confidentiality when disclosure is critical to our business. Our trade secrets include the composition of certain reagents, assay protocols and immunosequencing-related data, such as immune receptor sequences. We protect trade secrets and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements provide that all confidential information developed or made known during the course of an individual’s or entities’ relationship with us must be kept confidential during and after the relationship. These agreements also provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Accordingly, we may not be able to meaningfully protect our trade secrets. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Relating to our Intellectual Property.”

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

In clinical diagnostics, clonoSEQ faces competition primarily from institutions performing flow cytometry in-house, particularly outside of the U.S. We may also face competition from companies developing early cancer detection testing products for indications that do not currently compete with clonoSEQ, such as methods for MRD assessment directed at solid tumors.

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

Government Regulation

Life Sciences Research Use Only Technologies

Our core research product, Adaptive Immunosequencing, is a research use only (“RUO”) tool in the U.S. that provides data to third parties such as biopharmaceutical companies that are themselves engaged in the research and development of potential diagnostic and therapeutic products and services for which they may later pursue investigation and clearance, authorization or approval from regulatory authorities, such as the FDA.

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

Clinical Diagnostics in the U.S.

Our first diagnostic product, clonoSEQ, was granted marketing authorization by the FDA for the detection and monitoring of MRD in bone marrow samples in patients with MM and ALL under the de novo process in September 2018, which classified clonoSEQ and future DNA-based tests to measure MRD in hematological malignancies as Class II devices, as explained further below. In August 2020, we received FDA clearance for clonoSEQ, following a 510(k) submission, for CLL in bone marrow as well as blood samples. We also received FDA clearance in 2021 for ALL from blood samples, launched a NHL (DLBCL) test under CLIA as a LDT and are actively advancing validation studies in certain other NHL sub-types.

In the U.S., medical devices are subject to extensive regulation by the FDA under the FDCA and its implementing regulations, and other federal and state statutes and regulations. The FDA regulates the design, development, preclinical, analytical and clinical testing, manufacture, safety, effectiveness, clearance, authorization or approval, record-keeping, packaging, labeling, storage, adverse event reporting, advertising, promotion, marketing, sales, distribution and import and export of medical devices. In vitro diagnostic products (“IVDs”) are a type of medical device and include reagents and instruments used in the diagnosis or detection of diseases, conditions or infections, including, without limitation, the presence of certain chemicals, genetic information or other biomarkers. Predictive, prognostic and screening tests can also be IVDs.

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

Position in the European Union

In the European Union (“EU”), IVDs can be placed on the market by obtaining a “CE mark,” which demonstrates conformity via a self-certification with the In vitro Diagnostic Medical Device Directive (“IVDD”). clonoSEQ obtained a CE mark in May 2019 for all B-cell malignancies with blood and bone marrow. The requirements under the IVDD include:

•
Essential Requirements. The IVDD specifies “essential requirements” that all medical devices must meet to demonstrate the product is safe and effective under normal conditions of use. The requirements are similar to those adopted by the FDA relating to quality systems and product labeling.

•
Conformity Assessment. The requirements to obtain a CE mark are risk-based, and follow a similar classification system as in the U.S. However, unlike the U.S., which requires virtually all devices to undergo some level of premarket review by the FDA, the IVDD currently allows manufacturers to bring many devices to market using a process in which the manufacturer self-certifies that the device conforms to the applicable essential requirements.
•
Vigilance. The IVDD specifies requirements for post market reporting similar to those adopted by the FDA.

On May 26, 2017, the EU released a new regulatory framework, the In vitro Diagnostic Medical Device Regulation (“IVDR”), which will replace the IVDD. Our products in the EU will have to comply with the IVDR requirements by May 2026, subject to the applicable transitional provisions before full compliance is required. To that end, we submitted an application for IVDR approval of clonoSEQ in 2023. The IVDR is considerably stricter in regulatory oversight than the IVDD and will require more IVD devices to be reviewed by a notified body before being placed on the market. Until that time, our products must continue to meet the requirements of IVDD for commercialization in the EU.

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

LDTs in the U.S.

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

In that respect, Congress introduced legislation to establish a framework for the FDA to oversee marketing of in vitro clinical tests (“IVCTs”), such as test kits and LDTs (the Verifying Accurate Leading-edge IVCT Development Act, or “VALID Act”). Under the VALID Act, FDA would oversee IVCTs, requiring pre-market review for high-risk IVCTs which expose patients to serious or irreversible harm and novel IVCTs. As currently drafted, existing LDTs at the time of VALID Act passage would be grandfathered as approved. For new low risk IVCTs, developers would submit a representative IVCT to the FDA for review and issuance of a technology certification for the specific IVCT reviewed and later developed test within the scope of the certification. It is not certain whether or in what form the VALID Act bill will pass Congress, but passage could increase the stringency of regulatory review required for our LDT products. If the VALID Act does not pass, the FDA may decide to exercise enforcement discretion for LDTs, especially if it perceives an LDT as posing a risk to patients. Therefore, the regulatory path for marketing of LDTs is subject to uncertainty given the FDA’s latitude in interpreting and applying its laws and policies.

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

In addition, certain state laws govern the privacy and security of health information and personal information. Some of the state laws governing health information privacy and security are more stringent than HIPAA (including providing for patient enforcement of these state laws) and often differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. There has also recently been an influx of state privacy and security laws that introduce similar compliance complexities, including the Washington state My Health My Data Act, the California Consumer Privacy Act in combination with the California Privacy Rights Act and associated regulations and the Colorado Privacy Act. In addition, there are state breach notification laws in every state, as well as in the District of Columbia, Guam and Puerto Rico. Failure to comply with these laws, where applicable, can result in the imposition of significant civil or criminal penalties and private litigation as further detailed in the “Risk Factors” section.

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

General Data Protection Regulation in the EU and other International Privacy Laws

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

In response to the advancements in artificial intelligence and machine learning, there are also global efforts to regulate the use of these technologies. One prominent law that is pending finalization is the European Union's AI Act.

Federal, State and Foreign Fraud and Abuse Laws

In the U.S., there are various fraud and abuse laws with which we must comply and we are subject to regulation by various federal, state and local authorities, including CMS, other divisions of HHS, such as the Office of Inspector General (“OIG”), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. We also may be subject to foreign fraud and abuse laws.

In the U.S., the Anti-Kickback Statute (“AKS”) prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for patient referrals for, or purchasing, leasing, ordering or arranging for the purchase, lease or order of, any healthcare item or service reimbursable under a governmental payor program. Courts have stated that a financial arrangement may violate the AKS if any one purpose of the arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, meals, travel, credit arrangements, payments of cash, consulting fees, waivers of co-payments, ownership interests and providing anything at less than its fair market value. Recognizing that the AKS is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the OIG issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions, which, if met, will assure healthcare providers and other parties that they will not be prosecuted under the AKS. The failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the AKS will be pursued. In those instances, arrangements will be evaluated on a case-by-case basis to determine whether enforcement will be pursued. Penalties for AKS violations are severe and can include imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. The regulations establishing safe harbor protection are subject to change and could affect future operations. Many states also have anti-kickback statutes, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers as well as patient self-pay. A violation of the AKS may be grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

For anti-corruption legislation, the U.S. Foreign Corrupt Practices Act (“FCPA”) is the most widely enforced law. It is the first to introduce corporate liability, responsibility for third parties and extraterritoriality for corruption offences, meaning companies and persons can be held criminally and civilly responsible for corruption offences committed abroad. It was enacted for the purpose of making it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. With the enactment of certain amendments in 1998, the anti-bribery provisions of the FCPA now also apply to foreign firms and persons who cause, directly or through agents, an act in furtherance of such a corrupt payment to take place within the territory of the U.S. The FCPA also requires companies whose securities are listed in the U.S. to meet its accounting provisions, which were designed to operate in tandem with the anti-bribery provisions, and require corporations covered by the provisions to (a) make and keep books and records that accurately and fairly reflect the transactions of the corporation and (b) devise and maintain an adequate system of internal accounting controls.

In Europe, various countries have adopted anti-bribery laws providing for severe consequences, in the form of criminal penalties or significant fines, for individuals or companies committing a bribery offence. Violations of these anti-bribery laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation. For instance, in the United Kingdom, under the Bribery Act 2010, which came into effect in July 2011, a bribery offense occurs when a person offers, gives or promises to give a financial or other advantage to induce or reward another individual to improperly perform certain functions or activities, including any function of a public nature. Bribery of foreign public officials also falls within the scope of the Bribery Act 2010. Under this regime, an individual found in breach of the Bribery Act 2010 faces imprisonment of up to 10 years. In addition, the individual can be subject to an unlimited fine, if found to have committed an offense, as can commercial organizations that are found to have failed to prevent bribery. In 2016, France passed an anti-bribery and compliance law (“Sapin II”), and the French anti-corruption agency (“AFA”) was established. The Sapin II law makes it compulsory for companies within the scope of the law to implement internal procedures to fight corruption. One of the items that must be prepared is a corruption risk map, as well as an anti-corruption code of conduct. These documents are subject to investigation by the AFA and failure to comply with the requirements can lead to significant fines for companies and executives. If we were to have future growth in the European market, this law could potentially become applicable to us.

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

Corporate Practice of Medicine in the U.S.

Numerous states have enacted laws prohibiting business corporations, such as us, from practicing medicine and employing or engaging physicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. For example, California’s Medical Board has indicated that determining what diagnostic tests are appropriate for a particular condition and taking responsibility for the ultimate overall care of the patient, including providing treatment options available to the patient, would constitute the unlicensed practice of medicine if performed by an unlicensed person. Violation of these corporate practice of medicine laws may result in civil or criminal fines, as well as sanctions imposed against us or the professional through licensure proceedings. Typically, such laws are only applicable to entities that have a physical presence in the state.

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

U.S. Healthcare Reform

In the U.S., a number of recent legislative and regulatory changes at the federal and state levels have sought to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Affordable Care Act (“ACA”) became law. This law substantially changed the way healthcare is financed by both commercial and government payors, and it has significantly impacted our industry.

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

There are also state transparency and gift ban laws that require manufacturers to provide reports to state governments on pricing and marketing information. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, and make periodic public disclosures on sales and marketing activities, and such laws may also prohibit or limit certain other sales and marketing practices. These laws may adversely affect our sales, marketing and other activities by imposing administrative and compliance burdens on us. Although we have a system for tracking and reporting “sunshine” law required information, if we fail to do so as required, we could be subject to government enforcement action and potential penalties.

Coverage and Reimbursement Generally

Reimbursement and billing requirements of applicable laws and payors for diagnostic services are highly complex. Laboratories must bill various payors, such as private third-party payors, including managed care organizations (“MCO”) and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Depending on the reimbursement arrangement and applicable law, the party that reimburses us for our services may be a third party who provides coverage to the patient, such as an insurance company or MCO, a state or federal healthcare program, or the patient. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. As such, we are at risk of being paid less or no part of our price for our products for reasons including:

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

Certain countries, including a number of member states of the EU, set prices and make reimbursement decisions for diagnostics and pharmaceutical products. Additionally, some countries require approval of the maximum sale price of a product before it can be marketed, and this price may be reviewed during the product lifecycle, or mandatory discounts or profit caps may be applied. In many countries, the pricing review period begins after marketing or product licensing approval is granted or the CE mark is obtained. We may therefore be constrained in our pricing strategies in markets outside of the U.S.

For additional information on coverage and reimbursement in the U.S., see “Risk Factors—Risks Relating to Government Regulation—Future Medicare payment rates are uncertain.”

Our Compliance Program

Our compliance program is intended to prevent and detect violations of law or our policies. It was developed in view of both adopting the principles of the AdvaMed Code of Ethics and addressing the HHS OIG’s elements of a compliance program. We have designed our compliance program to fit the size, resources, market position and other unique aspects of our company. Our code of conduct is our statement of ethical and compliance principles that guide our daily operations. In addition, we have developed policies and procedures, and corresponding education and training, to effectively communicate our standards to employees as it relates to job functions and legal obligations under applicable state and federal healthcare program requirements, as well as those outside the U.S. We regularly perform live and process monitoring activities on a risk-based approach, and audit capabilities are built into our transparency procedures. We maintain a hotline available via multiple channels to report any known or suspected compliance violations, and we have a strict non-retaliation policy for all claims brought forward in good faith.

Our People and Culture

Our employees, internally referred to as “Adapters,” are passionate about immune medicine, empowered by scientific discipline and fueled by our foresight and curiosity about the adaptive immune system.

As of December 31, 2023, we had 709 full-time employees of which 132 hold medical or doctoral degrees. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe relations with our employees are good.

Our talented employees drive our mission and share core values that both stem from and define our culture. This plays an invaluable role in our ability to execute at all levels in our organization. Our core values are used in candidate screening, rewards and recognition criteria and in employee evaluations to help reinforce their importance in our organization:

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

Corporate Information

We were incorporated in the State of Washington on September 8, 2009 under the name Adaptive TCR Corporation. On December 21, 2011, we changed our name to Adaptive Biotechnologies Corporation. In January 2015, we acquired Sequenta, a San Francisco, California-based company that was also developing an NGS test for MRD. Our principal executive offices are located at 1165 Eastlake Avenue East, Seattle, Washington 98109, and our telephone number is (206) 659-0067.

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
•
our limited experience with the development and commercialization of therapeutic products, including cellular therapies and antibodies;
•
our ability to leverage our immune medicine platform to discover, develop and commercialize target antigens and therapeutic products may not be successful;
•
our expected and potential reliance on collaborators for development and clinical testing of therapeutic product candidates, which may fail at any time due to a number of possible unforeseen events;
•
market acceptance of our products and services;
•
our ability to increase our capacity, manage the evolution of our products and services, stay current in our rapidly changing industry and otherwise manage our growth;
•
the loss of any member of our senior management team, or of the support of key opinion leaders;
•
the extensive regulation of our industry, including reimbursement coverage decisions;
•
the validity of our patents, protection of our trade secrets and related intellectual property matters; and
•
the effects of health epidemics in regions where we or third parties on which we rely have significant laboratory operations, manufacturing facilities, concentrations of clinical trial sites or other business operations.

Risks Relating to Our Business

We have incurred significant losses since inception, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant losses since our inception. For the year ended December 31, 2023, 2022 and 2021, we incurred a net loss of $225.3 million, $200.4 million and $207.3 million, respectively. As of December 31, 2023, we had an accumulated deficit of $1.1 billion. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering, and, to a lesser extent, revenue as well as entry into the Purchase Agreement. We expect to continue to incur significant expenses and operating losses as we continue to invest in the development of products and services utilizing our immune medicine platform to support the validation of additional clinical diagnostic and therapeutic products and services. We will need to generate significant additional revenue to achieve and sustain profitability.

If we are not successful in leveraging our immune medicine platform to discover, develop and commercialize additional products and services, our ability to expand our business and achieve our strategic objectives would be impaired.

Our strategy is to leverage our immune medicine platform to discover, develop and potentially commercialize additional diagnostic and therapeutic products and services for various disease states. In particular, for clonoSEQ we are attempting to generate sufficient clinical evidence to support the utility of MRD in additional lymphoid cancers beyond ALL, MM, CLL, and DLBCL while also demonstrating the clinical utility of blood as a sample type for all lymphoid cancers. If we are unable to generate compelling evidence supporting clonoSEQ use in other indications or sample types, we may not succeed in expanding our clonoSEQ product platform.

In our immune medicine business, our focus on target antigen discovery and development of therapeutic products, including antibodies and cellular therapies, faces significant challenges in the identification, validation, development, clinical testing and marketing approval of new products. If we or our collaborators are unable to discover novel targets and develop transformative immune-based therapies, we may not succeed in commercializing new therapeutic products.

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

We are seeking to leverage our immune medicine platform to develop a pipeline of future disease-specific research, diagnostic and therapeutic products. For example, we continually expand our immunomics database and antigen-annotated TCR-Antigen Map with a view toward continually advancing target antigen discovery to leverage in developing therapies such as prophylactic or therapeutic antibodies. In addition, we are developing certain therapeutic product candidates under our collaboration agreement with Genentech by leveraging our platform to identify TCRs that can be engineered into personalized cellular therapeutic products.

We are also attempting to leverage our immune medicine platform to discover and develop potential antibody therapies, which have been informed by our previous investment in producing, collecting and analyzing data related to COVID-19. Our efforts in this area are early and continue to evolve and mature as we augment our databases and pool of knowledge. As we continue to collect and analyze additional data, we may find that our initial hypotheses regarding any disease state which is a target for antibody discovery is not supported by a larger data set or further analysis. If our beliefs regarding the effectiveness of our antibody discovery and development capabilities are incorrect, that could have a material adverse effect on the market for our products.

Developing new products is a speculative and risky endeavor. Products or services that initially show promise may fail to achieve the desired results or may not achieve acceptable levels of analytical accuracy or clinical utility. We may need to alter our products in development and repeat clinical studies before we identify a potentially successful product or service. Therapeutic product development is expensive, may take years to complete and can have uncertain outcomes. Failure can occur at any stage of the development. If, after development, a product or service appears successful, we or our collaborators (if any) may, depending on the nature of the product or service, still need to obtain FDA and other regulatory clearances, authorizations or approvals before we can market it. The clearance, authorization or approval pathways at the FDA and other regulatory authorities are likely to involve significant time, as well as additional research, development and clinical study expenditures. The FDA or other regulatory authorities may not clear, authorize or approve any future product we develop. Even if we develop a product that receives regulatory clearance, authorization or approval, we or our collaborators would need to commit substantial resources to commercialize, sell and market it before it could be profitable, and the product may never be commercially successful. Additionally, development of any product may be disrupted or made less viable by the development of competing products.

Because new potential products may fail at any stage of development or commercialization and if we determine that any of our current or future products are unlikely to succeed, we may abandon them without any return on our investment. If we are unsuccessful in developing additional products, our potential for growth may be impaired.

Our efforts to develop products leveraging our antigen-annotated TCR-Antigen Map may not be successful, and it may not yield the insights we expect at all or on a timetable that allows development or commercialization of new diagnostic and therapeutic products.

We are using our immunosequencing capabilities, proprietary computational modeling and machine learning to map TCR sequences to the antigens they bind. However, we may not be successful in developing a sufficiently comprehensive TCR-Antigen Map for development of new therapies for any number of reasons including difficulty accessing required sample sets to validate signals and complications in advancing algorithmic-based methods that accurately define TCR signatures to be validated.

In addition, even with the aid of machine learning, we expect the TCR-Antigen Map to take us several years to fully develop as planned. The TCR-Antigen Map we are developing therefore may not yield clinically actionable insights on a timetable that is commercially viable for our products or our collaborators’ products, or at all. Our goal is to leverage the TCR-Antigen Map in connection with drug discovery and development.

We have established proof of concept for identification of disease-specific signals from TCRs produced in patients with SARS-CoV-2, acute Lyme disease, Crohn’s disease, celiac disease and MS. We have also identified early signals in ulcerative colitis and rheumatoid arthritis and we will seek to confirm those signals in ongoing validation work.

In pursuit of discovering and developing new drugs, we will leverage our immunomics database and further develop our TCR-Antigen Map through the discovery of potential new drug targets (antigens). Once we have a validated target, we will use our immune medicine platform and our growing TCR-Antigen Map to support development of TCR-based, antigen-based, and antibody-based therapeutic modalities.

We have agreed to exclusively use Microsoft's immunomics artificial intelligence services for TCR-antigen mapping in connection with all of our technology, products and services developed as a direct result of our collaboration with Microsoft throughout the term of the Microsoft Agreement, which expires in 2024.

If our computational modeling and machine learning efforts do not accelerate the pace at which we can validate association of TCR sequences to the antigens they bind, the timetable for our business model may not be commercially viable. Even if we can accelerate this timeline, products derived from our novel technologies may have product level errors. If we are unable to make meaningful progress in our TCR-Antigen Map and successfully use it to develop and commercialize new therapeutic products or services, our business and results of operations will suffer.

We utilize artificial intelligence in data and document generation, which may impact reliability of our data.

We do not use artificial intelligence as an element of any product or service but do use it to assist in generation of datasets and documentation as well as to assist in training computational models. As with many innovations, the use of artificial intelligence presents risks and challenges, including flawed, insufficient or biased datasets. Challenges inherent to the use of artificial intelligence could adversely impact the reliability of our data and subject us to delays and competitive harm, regulatory action, or legal liability, as well as brand or reputational harm.

We are exposed to risks associated with our agreement with Genentech, and we may not realize the advantages we expect from it.

In December 2018, we entered into the Genentech Agreement with the goal of accelerating the development and commercialization of novel cancer-specific antigen and neoantigen directed T cell therapies for the treatment of a broad range of tumor types. Under the terms of the Genentech Agreement, we received $300.0 million in an initial upfront payment in February 2019 and may be eligible to receive up to approximately $1.8 billion in additional payments over time upon achievement of specified development, regulatory and commercial milestones. In addition, Genentech will pay us royalties on sales of products commercialized under the agreement. We may not be successful in achieving these milestones, and products developed under the Genentech Agreement may not be commercialized in the timeframe we expect, achieve significant sales, or be commercialized at all.

We are exposed to numerous risks associated with the Genentech Agreement, including sharing a measure of control over the operations of our research and development portions of the collaboration with Genentech and Genentech having sole control over the commercialization of any products developed via the collaboration. For instance, in 2021, Genentech suspended development of a drug against our first shared antigen target candidate in response to published data, followed by its selection of an alternative candidate. The Genentech Agreement also prevents us from, among other things, developing or commercializing TCR-based cellular therapies outside the scope of the collaboration in the field of oncology on our own or with any third party. Our collaboration involves risks that are different from the risks involved in independently conducting operations, including that Genentech may:

•
have or develop economic or business interests that are inconsistent with ours;
•
take actions contrary to our instructions, requests, policies or objectives;
•
take actions that reduce our return on investment for this collaboration;
•
fail to distinguish itself from biosimilar competition; or
•
take actions that harm our reputation or restrict our ability to run our business.

Genentech’s degree of control over collaboration development and commercialization efforts may impact the amounts we receive under the Genentech Agreement. For example, Genentech may suspend development of product candidates or decide not to pursue commercialization of product candidates at all, or it may agree to pay royalties to third parties or adopt a pricing model that reduces the amount of royalties we might otherwise expect. It is also possible that effective cell therapies will not be developed under the Genentech Agreement or, if developed, approved by the FDA or comparable regulatory authorities outside of the U.S. Genentech may also terminate the Genentech Agreement at its convenience, at any time and without cause.

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

We have limited experience with the development and commercialization of antibody-based therapeutics, and future such products may never be successfully developed and commercialized by us or our collaborators.

We have limited experience with the development of clinically applicable antibodies, and no experience with the commercialization, marketing and distribution of antibody-based therapeutic products. Our antibody-based therapeutic product candidates are at an early stage of discovery and development. We and any of our collaborators we work with to develop and commercialize therapeutic antibody products may not be able to do so.

We currently use, and in the future expect to continue using, collaborators for several aspects of our operations as well as to commercially leverage our drug discovery platform, and if we cannot maintain current and enter new relationships with collaborators when necessary or desirable to do so, our business will suffer.

We have limited resources to conduct our operations in both the MRD and IM business areas, and have not yet fully established infrastructure for sales, marketing or distribution in connection with all of our current or potential products. We have entered into collaboration agreements under which our collaborators have provided, and may in the future provide, funding and other resources for developing and potentially commercializing our products and services. For example, we have entered into the Genentech Agreement, with the goal of accelerating the development and commercialization of T cell therapies for the treatment of a broad range of tumor types, and the Microsoft Agreement, which has provided us with access to Microsoft’s research and machine learning technologies that we are using to develop our TCR-Antigen Map.

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

We are also pursuing, and may in the future pursue, drug discovery and development opportunities with our pharmaceutical services collaborators to develop and commercialize TCR-based, antigen-based, and antibody-based therapeutic modalities. Many of these collaborations provide us with upfront and milestone payments. We may not succeed in identifying therapeutic assets in these collaborations and our collaborators may not succeed in developing and commercializing such assets, which may cause us not to realize the expected monetary benefits of the collaborations.

Many factors may impact the success of such collaborations, including our ability to perform our obligations, our collaborators’ satisfaction with our products and services, our collaborators’ performance of their obligations to us, our collaborators’ internal priorities, resource allocation decisions and competitive opportunities, the ability to obtain regulatory approvals, disagreements with collaborators, the costs required of either party to the collaboration and related financing needs, and operating, legal and other risks in any relevant jurisdiction. In addition to reducing our revenue or delaying the development of our future products and services, the loss of one or more of these relationships may reduce our exposure to research, data, clinical trials or computing technologies that facilitate the collection and incorporation of new information into our clinical immunomics database and TCR-Antigen Map. All of the risks relating to product development, regulatory clearance, authorization or approval and commercialization described herein apply to us derivatively through the activities of our collaborators.

We engage in conversations with companies regarding potential collaborations on an ongoing basis. These conversations may not result in a commercial agreement. Even if an agreement is reached, the resulting relationship may not be successful, and any products and services developed as part of the collaboration may not produce successful outcomes. Speculation in the industry about our existing or potential collaborations can be a catalyst for adverse speculation about us or our products, which can adversely affect our reputation and our business.

Significant additional research and development and, in certain instances, clinical trials or validation will be required before we or our collaborators can potentially seek regulatory clearance, authorization or approval for, or commercialize any of our products or services in development.

We are developing a pipeline of immune-driven diagnostics and medicine therapeutics, including cellular therapies in oncology, but significant additional research and development activities, validations, and clinical trials could be required before we and, as pertinent, our collaborators will have a chance to achieve additional commercially viable products. Our research and development efforts remain subject to all of the risks associated with the development of new products based on pharmaceutical therapies. Development of the underlying technology may be affected by unanticipated technical or other problems, among other research and development issues, and the possible insufficiency of funds needed to complete development of these products. Safety, regulatory and efficacy issues, clinical hurdles or other challenges may result in delays and cause us to incur additional expenses that would increase our losses. If we and our collaborators cannot complete, or if we experience significant delays in developing, our clinical diagnostics or therapeutics, including T-cell based cellular therapies and antibodies, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

Prior to obtaining regulatory clearances, authorizations or approvals for the commercial sale of any new therapeutic products or services, we must demonstrate that our products are both safe and effective for use in each target disease indication. Clinical studies will be necessary to demonstrate that a product is safe and effective. Clinical testing and other validation efforts are expensive and can take many years to complete, the outcome of which is inherently uncertain. Failure can occur at any time. For therapeutics, the results of preclinical studies and early clinical trials of products and services in development may not be predictive of the results of later-stage clinical trials, and initial success in clinical trials may not be indicative of results obtained when clinical trials are completed. There is typically an extremely high rate of failure as therapeutic products in development proceed through clinical trials. Products in later stages of clinical trials or validation also may fail to show the desired safety and efficacy profile despite having progressed through non-clinical studies and initial clinical trials or validations. Any delays in the development of our products and services may harm our business, financial condition and prospects significantly.

Errors or defects in our products or services could harm our reputation, decrease market acceptance of our products or services or expose us to product liability claims.

We are creating new products, many of which are initially based on largely untested technologies. As all of our products and services progress, we or others may determine that we made product or service level scientific or technological mistakes or omissions. The testing processes utilize a number of complex and sophisticated biochemical, informatics, optical and mechanical processes, many of which are highly sensitive to external factors and variation between testing runs. Refinements to our processes may initially result in unanticipated issues that reduce the efficiency or increase variability. In particular, DNA sequencing, which is a key component of these processes, could be inefficient with higher than expected variability thereby increasing total sequencing costs and reducing the number of samples we can process in a given time period, which may negatively impact customer turnaround time. Therefore, inefficient or variable processes can cause variability in our operating results and damage our reputation.

In addition, our development laboratory operations could result in any number of errors or defects. Our quality assurance system or product development processes may fail to prevent us from inadvertent problems with samples, sample quality, lab processes including sequencing, software, data upload or analysis, raw materials, reagent manufacturing, assay quality or design, or other components or processes. In addition, our assays may have quality or design errors, and we may have inadequate procedures or instrumentation to process samples, assemble our proprietary primer mixes and commercial materials, upload and analyze data, or otherwise conduct our development laboratory operations. If we provide products or services with undiscovered errors to our customers, our clinical diagnostics may falsely indicate a patient has a disease or fail to detect disease in a patient who requires treatment. We believe our customers are likely to be particularly sensitive to product and service defects, errors and delays, including if our products and services fail to indicate the presence of residual disease with high accuracy from clinical specimens or if we fail to list or inaccurately indicate the presence or absence of disease in our test report. In drug discovery, such errors may interfere with our collaborators’ clinical studies or result in adverse safety or efficacy profiles for their products in development. This may harm our customers’ businesses and may cause us to incur significant costs, divert the attention of key personnel, encourage regulatory enforcement action against us, create a significant customer relations problem for us and cause our reputation to suffer. We may also be subject to liability claims for damages related to errors or defects in our products. Any of these developments could harm our business and operating results.

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

We rely on a limited number of suppliers, or in many cases single suppliers, to provide certain sequencers, reagents, equipment and other materials that we use in our laboratory operations and product development. An interruption in our laboratory operations, kit distribution, technology transfer, or development activities could occur if we encounter delays, quality issues or other difficulties in securing these sequencers, equipment, reagents or other materials, and if we cannot then obtain an acceptable substitute. In such an event, we would likely be required to incur significant costs and devote significant efforts to find new suppliers, acquire and qualify new equipment, validate new reagents and revalidate aspects of our existing assays, which may cause delays in our processing of samples or development and commercialization of products. Any such interruption could significantly affect our business, financial condition, results of operations and reputation. Internal changes in processes or compositions of our reagents or other materials may also require validation efforts by us and supply of new materials from our suppliers which could impact timing of production and levels of inventory while such changes are being implemented.

For example, we have purchased and rely on the Illumina NextSeq System. Illumina supplies us with reagents that have been designed for use solely with this sequencer and Illumina is the sole provider of maintenance and repair services for the Illumina NextSeq System. We also license our laboratory information management software from Illumina and receive services from Illumina related to that software. In addition, Illumina is not obligated to meet all of our requirements for reagent supply. In the event Illumina ceases or slows its production of, or is otherwise unwilling or unable to continue to supply the sequencer reagents necessary for and currently used in our business at or near current pricing, we may be required to purchase different reagents from Illumina or to purchase from a different reagent vendor under terms and conditions which could be less favorable to us. Any disruption in Illumina’s operations or the suppliers of our reagents, materials or other equipment could impact our ability to do business.

We believe there are only a few other equipment manufacturers that are currently capable of supplying the equipment necessary for our laboratory operations and product development, including sequencers and various associated reagents. The use of sequencers manufactured by a company other than Illumina would require us to alter our laboratory operations. Transitioning to and qualifying a new sequencer would be time-consuming and expensive, may result in interruptions in our laboratory operations, could affect the performance specifications of our laboratory operations or could require that we revalidate the reagents we use in immunosequencing, potentially including our clonoSEQ diagnostic testing services, and could require us to obtain additional clearance, authorization, approval, accreditation, or licensure for the changes. We may not be able to secure and implement alternative sequencers, associated reagents and other materials without experiencing interruptions in our workflow. In the case of an alternative supplier to Illumina, any replacement sequencers and various associated reagents may not be available or may not meet our quality control and performance requirements for our laboratory operations. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment and reagents we require for our products and services, our business, financial condition, results of operations and reputation could be adversely affected.

We have limited experience in marketing and selling certain products and services, and if we are unable to expand our direct sales and marketing force or partner with collaborators in certain product areas and markets to adequately address our customers’ needs, our business may be adversely affected.

We have no experience marketing and selling therapeutic products. Accordingly, we or our drug discovery and development collaborators may not be able to market and sell our current or future products and services effectively enough to support our planned growth.

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

If we or our collaborators experience any of a number of possible unforeseen events in connection with clinical trials, our or their ability to conduct further clinical trials of, obtain regulatory clearance, authorization or approval of or commercialize future products and services or improvements to current products, could be delayed or prevented.

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

Testing

•
changes may be made to product candidates after commencing clinical trials, which may require that previously completed stages of clinical testing be repeated or delay later stages of testing, for example, we, or our collaborators, may pursue one or more different product development pathways for our T cell therapeutic products;
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
•
the cost of clinical trials of future products, or improvements to current products, may be greater than we anticipate;
•
we may not have sufficient capacity in our laboratories to perform testing as requested or volumes requested or with the requested turnaround times necessary for clinical trials;
•
the supply or quality of materials or data necessary to conduct clinical trials of future products, or improvements to current products, may be insufficient or inadequate;

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
•
clinical trials may suggest or demonstrate that our products are not as efficacious or safe as other similar diagnostics or therapies; and
•
preclinical and clinical data are often susceptible to varying interpretations and analyses, and our products may fail to obtain regulatory clearance, authorization or approval, even if they perform satisfactorily in preclinical studies and clinical trials.

Delays of this nature could also allow competitors to bring products to market before we or our collaborators do, potentially impairing our ability to successfully commercialize products and harming our business and results of operations. Any delays in the development of our products or those jointly developed with our collaborators may significantly harm our business, financial condition and prospects. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory clearance, authorization or approval of products in development.

We may need to expand our workforce, commercial infrastructure and laboratory operations over time to support demand for our products. We may encounter difficulties in managing this and in meeting fluctuations in this demand.

We may need to further expand our workforce, commercial infrastructure and laboratory operations to support demand for our products. If we are unable to support fluctuations in the demand for our products and services, including ensuring that we have adequate capacity to meet potential increased demand as well as other customer requirements (such as turnaround time and service level), our business could suffer. As of December 31, 2023, we had 709 full-time employees and we may be required to increase the number of employees, including potential contingent employees as needed to address demand fluctuations. As we and our collaborators commercialize additional products and services, we may need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher service costs, declining service quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and services and could damage our reputation and the prospects for our business.

Due to the technical proficiency required from much of our workforce, we may not be able to effectively recruit, train, and retain additional qualified personnel. This may result in weaknesses in our infrastructure, operational mistakes, slower development of our products and services, missed or delayed milestone achievement, significant cost overruns, loss of business opportunities, loss of employees and contingent workers, inability to execute on hiring plans and reduced productivity among remaining employees and contingent workers.

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
•
our ability and that of our collaborators to develop and successfully commercialize our products, including therapeutic products;
•
our ability to achieve collaboration-based milestones on currently contemplated timelines, or at all;
•
availability and extent of reimbursement by governmental and private payors for our products;
•
the ability of our clinical sales teams to continue converting physicians from using incumbent products in the market to clonoSEQ and new diagnostic products and services we may develop;
•
our ability to continue driving repeat usage of the clonoSEQ diagnostic test by physicians and get reimbursed for that repeat usage by commercial and government payors for monitoring of MRD;
•
the outcomes of research initiatives, clinical trials or other product development or approval processes conducted by us or our collaborators;
•
the level of demand for our products;
•
our relationships, and any associated exclusivity terms, with collaborators;
•
our ability to manage our growth and operating expenses;
•
our contractual or other obligations to provide resources to fund our products and services and to provide resources to our collaborations;
•
delays or failures in advancement of future products in clinical trials by us or our collaborators;
•
risks associated with any future international expansion of our business, including the potential to conduct clinical trials and commercialize our products and services in multiple international locations;
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

While as a general matter we intend to periodically report on the status of our development initiatives, including anticipated next steps, we may not provide forward-looking guidance on the timing of those next steps. In addition, we do not control the timing of disclosure of any such milestones related to any of our products that are managed by our collaborators. Any disclosure by us or our collaborators of data that is perceived as negative may have a material adverse impact on our stock price or overall valuation. Our stock price may decline as a result of unexpected clinical trial results in one or more of our products, including adverse safety events reported for any of our products.

We have estimated the sizes of the markets for our current and future products and services, and these markets may be smaller than we estimate.

Our estimates of the annual addressable markets for our current products and services and those under development are based on a number of internal and third-party estimates, including, without limitation, the number of patients who have developed one or more of a broad range of cancers, the number of individuals who are at a higher risk for developing one or more of a broad range of cancers, and the number of individuals who have developed or are at a higher risk of developing certain autoimmune disorders, as well as the proportion of patients in each market whose needs can be addressed by our or our collaborators’ products, and the assumed prices at which we can sell our current and future products and services for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell future products and services or the annual addressable market for our products or services is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

If we do not compete effectively with our competitors, we may not be able to successfully commercialize our products.

The biotechnology and pharmaceutical industries in the field of drug discovery are intense and highly competitive. These fields are characterized by rapidly advancing technologies and a strong emphasis on intellectual property. Given the breadth and promise of immune medicine, we face substantial competition from many different sources, including diagnostic, pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions across various components of our platform and current and potential product offerings. Due to the significant interest and growth in immune medicine more broadly, we expect the intensity of the competition to increase.

For instance, in clinical diagnostics, our clonoSEQ MRD test faces competition from both conventional and next-generation flow cytometry performed either in-house by our target customers or by reference labs, as well as from labs and institutions advancing research-use-only MRD technologies for clinical applications and commercial-stage oncology diagnostics companies extending the application of their solid tumor (ctDNA) MRD products into the hematology MRD space. In drug discovery, clinical trials of immune medicines are being undertaken by a number of industry and academic players.

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

We could be adversely affected if we do not develop our clinical diagnostic and drug discovery products, obtain required regulatory and other clearances, authorizations or approvals, obtain or enforce patents covering our discoveries and launch our products before our competitors. Moreover, our competitors may succeed in developing clinical diagnostics and therapies that circumvent our intellectual property rights. Our competitors may succeed in developing and commercializing therapies or diagnostic products that are more accurate, more convenient to use or more cost-effective than our products or could prove to be safer, more effective, more convenient to administer or more cost-effective than any therapeutic products we may develop with our collaborators or that would render our products less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known. For additional information regarding our competition, see the “Business—Competition” section of this Annual Report on Form 10-K.

The life sciences industry is subject to rapid change, which could make our immune medicine platform and related products that we develop obsolete.

Our industry is characterized by rapid changes, including technological and scientific breakthroughs, frequent new product and service introductions and enhancements and evolving industry standards, all of which could make our current and future products obsolete. For example, there have been numerous advances in technologies relating to life sciences research and the diagnosis and treatment of cancer, and autoimmune disorders. There have also been advances in technologies used to computationally analyze very large amounts of biologic information. Our future success will depend on our ability to keep pace with evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. If we do not update our platform and products to reflect new scientific knowledge about DNA sequencing, immunology, computational biology, software development, new disease diagnostics and therapies or the diseases we seek to treat, our products and technology could become obsolete so products and services based on our immune medicine platform could decline or fail to grow as expected.

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

Our research and development initiatives and laboratory operations depend on our ability to attract and retain highly skilled scientists, technicians and software engineers. We may not be able to attract or retain qualified scientists, technicians or software engineers in the future due to the competition for qualified personnel among life sciences and technology businesses, particularly near our facilities located in Seattle, Washington and our laboratory facilities located in South San Francisco, California. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting or retaining qualified salespeople. Recruiting, training and retention difficulties can limit our ability to support our research and development and commercialization efforts. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.

In addition, we rely on consultants, contractors and advisors, including scientific and clinical advisors, to assist us in formulating our research and development, regulatory and commercialization strategies. Our consultants and advisors may provide services to other organizations and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The loss of the services of one or more of our current consultants or advisors might impede the achievement of our research, development, regulatory and commercialization objectives.

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

We depend on information technology and telecommunications systems, including third-party cloud computing infrastructure, operating systems and artificial intelligence platforms, for significant elements of our operations, including our laboratory information management system, clinical immunomics database, TCR-Antigen Map, laboratory workflow tools, customer and collaborator reporting and related functions. We also depend on our proprietary workflow software to support new product launches and regulatory compliance.

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

Information technology and telecommunications systems are vulnerable to attack in a variety of forms and from a variety of sources, including telecommunications or network failures, malicious human acts (such as ransomware) and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of these systems or those used by our collaborators or subcontractors could prevent us from conducting our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business and our reputation, and we may be unable to regain or repair our reputation in the future.

If our laboratory facilities become damaged or inoperable or we are required to vacate our existing facilities, our ability to conduct our laboratory processes and analysis and pursue our research and development efforts may be jeopardized.

We operate laboratory facilities located in Seattle, Washington and South San Francisco, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure or terrorism, which may render it difficult or impossible for us to operate our immune medicine platform for some period of time. The inability to perform our laboratory processes that could develop if our facilities are inoperable, for even a short period of time, or to replace or repair inventory such as reagents or customer samples may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future.

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

Our present and future funding requirements will depend on many factors, including:

•
our ability to achieve revenue growth;
•
our rate of continued progress in establishing payor coverage and reimbursement arrangements with domestic and international commercial third-party payors and government payors for our clonoSEQ diagnostic test;
•
the cost of expanding our laboratory operations and offerings, including our sales and marketing efforts;
•
our rate of progress in supporting the development of cellular therapies developed under the Genentech Agreement;
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

We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, losses incurred will carry forward until such losses expire (for losses generated prior to January 1, 2018) or are used to offset future taxable income, if any. Utilization of our NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through June 30, 2023 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2023. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2023.

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

As we expand geographically, commercialize our products and services, and attempt to obtain required clearances, authorizations or approvals required to offer products and services for sale, we or our collaborators may be deemed to do business outside the U.S., including because international customers may be able to order our products and services. As a result, we or our collaborators would be subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. In addition, our collaborators or any third-party distributors could be deemed to be our agents and we could be held responsible for their actions, including violations of the FCPA. Other U.S. companies in the life sciences industry have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with non-U.S. government officials. We may also become subject to similar anti-bribery laws in the jurisdictions in which we may operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and we may be required in the future to alter one or more of our practices to be in compliance with these laws. Accordingly, our expansion internationally will demand a high degree of vigilance, and any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition or results of operations. We could also suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures.

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

Our results of operations could be adversely affected by general conditions in the global economy and financial markets. Changes in these economic conditions can arise suddenly, such as in the case of the recent rise in inflation. A severe or prolonged economic downturn, as result of a global pandemic or otherwise, could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on favorable terms, if at all. For instance, we have observed a slowdown in pharmaceutical services due to macroeconomic factors impacting the biopharmaceutical industry. A weak or declining economy could also strain our collaborators, possibly resulting in supply disruption, or cause delays in their payments to us. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The marketing, sale and use of our products and services could lead to the filing of product or professional liability claims were someone to allege that our products or services failed to perform as designed or intended. We could also be potentially exposed to claims relating to therapeutic failures of products commercialized under our collaborations, such as a cellular therapy marketed by Genentech that is manufactured based on TCR-related sequences and data we provide. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Regardless of merit or eventual outcome, product liability and professional liability claims may result in:

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

Seeking foreign regulatory clearance, authorization or approval could result in difficulties and costs for us and our collaborators and require additional preclinical studies, clinical trials or clinical investigations which could be costly and time-consuming. Regulatory requirements and ethical approval obligations can vary widely from country to country and could delay or prevent the introduction of our products and services in those countries. The foreign regulatory clearance, authorization or approval process involves all of the risks and uncertainties associated with FDA clearance, authorization or approval. We have completed a technology transfer process for research use to international sites including France, Germany, Italy, the United Kingdom, Spain, and Australia, but have no experience in obtaining regulatory clearance, authorization or approval in international markets. If we or our collaborators fail to comply with regulatory requirements in international markets or to obtain and maintain required regulatory clearances, authorizations or approvals in international markets, or if those approvals are delayed, our target market will be reduced and our ability to realize the full market potential of our products and services will be unrealized.

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

Our business could be adversely affected by the effects of health epidemics, such as the recent COVID‑19 pandemic, in regions where we or third parties on which we rely have significant laboratory operations, manufacturing facilities, concentrations of clinical trial sites or other business operations. Such epidemics could materially affect our operations as well as the business or operations of our manufacturers, contract research organizations or other third parties with whom we do or will need to conduct business.

Our business could be adversely affected by global pandemics or health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and such pandemics or epidemics could cause significant disruption in the operations of third-party manufacturers, suppliers, general contractors and sub-contractors related to capital projects and CROs upon whom we do or will need to rely.

Quarantines, stay at home orders and similar government orders, or the perception that such orders, shutdowns or other restrictions on business operations could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing or supplier facilities in the U.S. and other countries, or the availability or cost of materials, which would disrupt our supply chain.

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
•
the development, testing, use, distribution, promotion and advertising of research services, kits, clinical diagnostics and pharmaceutical therapies, including certain LDTs, and related services, which are regulated by the FDA under the FDCA and the FTC;
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
•
the Genetic Information Nondiscrimination Act (“GINA”) and similar state laws; and
•
coverage and restrictions on coverage and reimbursement for clinical diagnostics and pharmaceutical therapies and Medicare, Medicaid, other governmental payors and private insurers reimbursement levels.

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

The insurance coverage and reimbursement status of newly approved products, in a new category of diagnostics and therapeutics, is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for current or future products could limit our ability, and that of our collaborators, to fully commercialize our products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford the clinical diagnostic tests and therapeutics that we and our collaborators plan to develop and sell. In addition, because our clinical diagnostics and some of our potential therapeutic products will represent new approaches to the research, diagnosis, detection and treatment of diseases, we cannot accurately estimate how our products and services, and those jointly created with our collaborators, would be priced, whether reimbursement could be obtained or any potential revenue generated. Sales of our products will depend substantially, both domestically and internationally, on the extent to which the costs of our products and services are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize some of our products or services. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment in any of our products or services. If we adopt a self-pay strategy with respect to any products or services, we may experience similar difficulties in the establishment or maintenance of sufficiently high pricing. Changes in the reimbursement landscape may occur, which are outside of our control, and may impact the commercial viability of our products and services.

There is significant uncertainty related to the insurance coverage and reimbursement of newly cleared, authorized or approved products and services. In the U.S., many significant decisions about reimbursement for new diagnostics and medicines are typically made by CMS, an agency within the HHS, and its contractors. CMS and its contractors decide whether and to what extent a new diagnostic or medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS policies to a substantial degree. It is difficult to predict what CMS and its contractors will decide with respect to reimbursement for novel products and services such as ours. Additionally, reimbursement agencies in Europe may be more conservative than CMS. These inherent limitations could affect our ability to realize revenues from our clinical products, including new indications addressed for clonoSEQ.

Outside the U.S., the reimbursement process and timelines vary significantly. Certain countries, including a number of member states of the EU, set prices and make reimbursement decisions for diagnostics and pharmaceutical products, or medicinal products, as they are commonly referred to in the EU, with limited participation from the marketing authorization or Conformité Européene (“CE”) mark holders, or may take decisions that are unfavorable to the authorization or CE mark holder where they have participated in the process. We cannot be sure that such prices and reimbursement decisions will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or make reimbursement criteria that are not commercially attractive for us or our collaborators, our revenues and the potential profitability of our products and services in those countries would be negatively affected.

An increasing number of countries, including the U.S. and the EU, are pursuing initiatives to attempt to control the healthcare budget by focusing cost-cutting efforts on medicinal products, and to a lesser extent, medical devices, provided under their state-run healthcare systems. Additionally, some countries require approval of the sale price of a product before it can be marketed or mandatory discounts or profit caps may be applied. Further, after the sale price is approved, it remains subject to review during the product lifecycle. In many countries, the pricing review period begins after marketing or product licensing approval is granted or the CE mark is obtained. As a result, we or our collaborators might obtain marketing approval for a product or service in a particular country, but then may experience delays in the reimbursement approval or be subject to price regulations that would delay the commercial launch of our product or service, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of that product or service in that particular country.

Moreover, increasing efforts by governmental and third-party payors, in the U.S. and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for newly cleared, authorized or approved devices and medicines and, as a result, they may not cover or provide adequate payment for our clinical diagnostics or the cellular therapies to be sold by us or our collaborators. For example, the U.S. government introduced the Lower Drug Costs Now Act of 2019 to reduce the cost of drugs. This blueprint contains certain measures that HHS is already working to implement. In addition, the No Surprises Act (“NSA”) took effect in January 2022. One of the goals of the NSA is to protect patients from “surprise” medical bills resulting from gaps in coverage for services provided by out-of-network providers, such as laboratories, related to patient visits at in-network facilities. The NSA limits the amount out-of-network laboratories may charge a patient for laboratory services ordered during an in-network facility visit and establishes an independent dispute resolution process for determining the amount of reimbursement for the laboratory service in the event that the laboratory and insurer cannot agree on a rate. To the extent the NSA limits the price charged for our diagnostic products or cellular therapeutics, the commercial viability of those products may be adversely affected.

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

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. clinical diagnostic and biopharmaceutical industries. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and medical devices, including laboratory kits, and promoted a new Medicare Part D coverage gap discount program.

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

Even after we have obtained marketing authorization (as we did for clonoSEQ) we must comply with the scope of that clearance, authorization or approval. Failure to comply with those limitations or the additional, extensive and ongoing post-marketing obligations imposed by the FDA or other regulatory requirements of other regulatory agencies, such as the Clinical Laboratory Evaluation Program for New York State, could result in unanticipated compliance expenditures, a range of administrative enforcement actions, injunctions and criminal prosecution. FDA post-market obligations include, among other things, compliance with the FDA QSR, establishing registration and device listings, labeling requirements, reporting of certain adverse events and malfunctions, and reporting of certain recalls. In addition, circumstances may arise that cause us to recall equipment used in connection with our products and services. Such recalls could have an adverse effect on our ability to provide those products and services, which in turn would adversely affect our financial condition. Our collaborators will also be required to maintain FDA clearance and possibly also other authorizations or approvals for the products and services that we jointly develop. Any failure by us or our collaborators to maintain such clearance, authorization or approval could impair or cause a delay in our ability to profit from these collaborations.

Products and services offered RUO may be subject to regulatory scrutiny.

Certain of our products are currently provided on a RUO basis, not for use in the diagnosis or treatment of disease. Pursuant to FDA guidance on RUO products, a company may not make clinical or diagnostic claims about an RUO product or provide clinical directions or clinical support services to customers of RUO products. If the FDA were to disagree with our RUO classification or modify its approach to regulating RUO products, we could experience reduced revenue or increased compliance and other costs, which could adversely affect our business, prospects, results of operations and financial condition. In the event that the FDA requires marketing authorization of our RUO products in the future, the FDA may not ultimately grant any clearance, authorization or approval requested by us in a timely manner, or at all.

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

For each product we are developing that requires FDA premarket review or equivalent regulatory approval, the FDA or other regulatory authority may not grant clearance, authorization or premarket approval and failure to obtain necessary approvals for our future products and services would adversely affect our ability to grow our business.

Before we begin to manufacture, label and market additional clinical diagnostic products for commercial diagnostic use in the U.S., we may be required to obtain either clearance, marketing authorization or approval from the FDA and state regulatory authorities with jurisdiction over such products, unless an exemption applies or, in the case of the FDA, it exercises its enforcement discretion and refrains from enforcing its requirements. For example, the FDA currently has a policy of refraining from enforcing its medical device requirements with respect to LDTs, which the FDA considers to be a type of in vitro diagnostic test that is designed, manufactured and used within a single properly licensed laboratory.

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

We are exposed to the risk of fraud or other misconduct by our employees, consultants and those of our collaborators. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent improper marketing, fraud, misconduct, kickbacks, bribery, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We currently have a code of conduct applicable to all of our employees and suppliers, but it is not always possible to identify and deter misconduct. In addition, our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such investigations or actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, which could have a significant impact on our business. We currently have a compliance program in accordance with the elements of an effective program outlined by the HHS OIG, which could help mitigate damages, but cannot prevent all misconduct. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, suffer adverse publicity and reputational harm, and have the attention of management diverted in defending ourselves against any of these claims or investigations.

If third-party payors, including private payors and government healthcare programs, do not provide coverage of, or adequate reimbursement for, our clinical diagnostic products, our commercial success will be negatively affected.

Our diagnostic revenue depends in part on achieving broad coverage and reimbursement for our diagnostic tests from payors, including both private and government payors. Certain large private payors have issued policies that decline to cover testing methods that they regard as experimental or investigational. Other payors may issue similar non-coverage policies. If payors do not provide coverage of, or do not provide adequate reimbursement for, a substantial portion of the price of our diagnostic tests, we may need to seek payment from the patient where this is not precluded by law or contract, which may adversely affect demand for our tests. Coverage determinations by a payor may depend on a number of factors, including, but not limited to, a payor’s determination that a certain diagnostic test is appropriate, medically necessary or cost-effective. If we are unable to provide payors with sufficient evidence of the clinical utility and validity of our diagnostic tests, they may not provide coverage, or may provide limited coverage, which will adversely affect our revenues and our ability to succeed. To the extent that more competitors enter our markets, the availability of coverage and the reimbursement rate for our tests and new diagnostic products may decrease as we encounter pricing pressure from our competitors.

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

CMS uses the data reported by laboratories to calculate a payment rate for each CLFS test, other than those coded with miscellaneous codes and certain others, based on the volume-weighted median of the private payor rates. These rates apply for three years, except that payment rates for advanced diagnostic laboratory tests apply for one year. If we offer tests with specific codes, this apparatus will apply. Under these circumstances, Medicare’s payment rates would be determined by the rates we and other laboratories, if any, with tests that share the specific codes we use, obtain from commercial payors. In that case, if we are unable to obtain and maintain adequate reimbursement rates from commercial payors, this may adversely affect our Medicare rates.

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

Our products, and those jointly developed with our collaborators, may in the future be subject to product or service recalls. A recall of products or services, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our or our collaborators’ products or services, could have a significant adverse impact on us.

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

Any additional commercialized products or any future products that obtain regulatory clearance, authorization, approval, accreditation or licensure will remain subject to regulatory scrutiny and our failure to maintain our regulatory clearances, authorizations, approvals, accreditations or licensures could adversely affect our reputation, business and results of operations.

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

The privacy and security of personal information stored, maintained, received or transmitted, including electronically, is a major issue in the U.S. and abroad. While we strive to comply with all applicable privacy and security laws and regulations, including, in our case, our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, these laws and regulations continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the data-collection activities of various government agencies and in the number of private privacy-related lawsuits filed against companies (including a private right of action under the CCPA and other similar state laws, as described below). Concerns about our practices with regard to the collection, use, retention, disclosure or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business. Additionally, we receive personal information, including PHI from third parties, and if such third parties breach their representations to us regarding their compliance with applicable privacy and security laws, we could be exposed to proceedings or actions by government agencies or others.

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

We currently operate in some and may eventually operate in additional countries outside of the U.S. whose laws may in some cases be more stringent than the requirements in the U.S. For example, the EU has specific requirements relating to cross-border transfers of personal data to certain jurisdictions, including to the U.S. In addition, some countries have stricter consumer notice or consent requirements relating to personal data collection, use or sharing, have more stringent requirements relating to organizations’ privacy programs and provide stronger individual rights.

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

The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

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

In addition, within the U.S., an increasing number of states and the federal government are considering or have proposed adoption of new data privacy laws. While not all of these bills become law, they add significant uncertainty about additional obligations or potential penalties which we may face in conducting our business. These uncertainties are confounded by parallel changes in laws adjacent to privacy, such as those impacting machine learning and artificial intelligence or data use, and we may incur substantial expense or experience disruption as related to compliance with these laws, which would adversely affect our ability to conduct our business.

Security and cybersecurity breaches, loss of data and other disruptions could compromise confidential, personal and sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we and our collaborators collect and store sensitive data, including PHI, personal information, financial information, intellectual property and proprietary business information owned or controlled by ourselves or our customers, third-party payors, our collaborators, government entities, insurance companies and other parties. We manage and maintain our applications and data through a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage components of our data centers. We also transmit sensitive data, including patient data, telephonically, through our website and pursuant to arrangements with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of critical business information, including research and development information, patient data, commercial information and financial information. We face a number of risks related to protecting this critical information, including loss-of-access risk, unauthorized access, use, disclosure or modification, and the risk of our inability to adequately monitor, audit and modify our respective control over our critical information. This risk extends to the data we entrust to the third-party vendors and subcontractors that help us manage this sensitive data or otherwise process it on our behalf.

The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive and proprietary data from unauthorized access, use or disclosure, no security measures can be perfect and our respective information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, such as HIPAA or HITECH, and regulatory penalties. Notice of breaches may be required to be provided to affected individuals, the Secretary of HHS or other federal, state and foreign regulators, the media or state attorneys general. Such a notice could harm our reputation and ability to compete. Although we have implemented security measures and formal, dedicated enterprise security programs to prevent unauthorized access to patient and other personal data, including policies and procedures to safeguard us from various types of cybersecurity threats, such data is currently accessible through multiple channels and we may experience one or more data or cybersecurity breaches. Unauthorized access, loss or dissemination could also disrupt our operations and damage our reputation, which could adversely affect our results of operations and financial condition.

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
•
pricing or reimbursement issues or other factors that delay clinical trials or make any TCR-based cellular therapies uneconomical or noncompetitive with other therapeutic products;
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

As is the case with other companies engaged in the life sciences industry, our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others, or license from third parties, particularly patents, in the U.S. and other countries with respect to our products, services and technologies. We rely on patent protection in addition to trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or enable us to gain or maintain any competitive advantage. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us. In addition, we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct competition. If our intellectual property does not provide adequate barriers to competition, our competitive position could be adversely affected, as could our business.

We apply for and have in-licensed patents covering our products and technologies and uses thereof, as we deem appropriate. However, obtaining and enforcing patents is costly, time-consuming and complex, and we may fail to apply for patents on important products, services and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. We may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications or to maintain the rights to patents licensed from third parties. Consequently, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

As of December 31, 2023, we own or have rights to more than 450 active patents and patent applications filed in the U.S., Europe and elsewhere. Of these, there are more than 55 pending patent applications. Our pending patent applications may not result in issued patents in a timely fashion or at all. Even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is also possible that others will design around our current or future patented technologies.

Some of our patents, licensed patents or patent applications may be challenged in the future, and we may not be successful in defending any such challenges. For example, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”), or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights. Any successful third-party challenge to our patents could result in patent claims being narrowed, or patents being invalidated or held unenforceable, in whole or in part, which could lead to increased competition to our business. Conversely, we may have to challenge the patents or patent applications of third parties. The outcome of patent litigation or other proceeding can be uncertain, and any attempt by us to enforce our patent rights against others or to challenge the patent rights of others may not be successful, or, if successful, may take substantial time and result in substantial cost, and may divert our efforts and attention from other aspects of our business. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products or services. The patent positions of biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Inconsistent policies regarding the eligibility for patent protection and the breadth of patentable claims in such companies’ patents has emerged to date in the U.S. or elsewhere. Courts frequently render opinions in the biotechnology field that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of diagnostic methods and biological molecules.

The patent position of companies engaged in the development and commercialization of clinical diagnostic tests (like our clonoSEQ diagnostic test) and of biologic material (such as TCRs) are particularly uncertain. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the eligibility and scope of patentability of certain inventions or discoveries relating to certain diagnostic tests, naturally-occurring molecules and related technology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon or law of nature (for example, the relationship between particular immune receptors and cancer) may not be patentable. Precisely what constitutes a law of nature is uncertain, and it is possible that certain aspects of our clinical diagnostics would be considered natural laws. The evolving case law in the U.S. may adversely affect our ability to obtain patents or defend patents we have obtained or have licensed and may facilitate third-party challenges to any owned or licensed patents. The laws of some foreign countries do not protect intellectual property rights to the same extent or for the same subject matter as the laws of the U.S., and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our products and services in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Changes in patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products and services.

Changes in either the patent laws or in interpretations of patent laws in the U.S. or other countries or regions may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, a third party that files a patent application before us could be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our products or services or invent any of the inventions claimed in our or our licensor’s patents or patent applications.

Third parties may also submit prior art to the USPTO during patent prosecution to attack the validity of a patent and it is also possible in the U.S. and other countries for third parties to challenge granted patents through Patent Office proceedings such as, in the U.S., post-grant review, inter partes review and derivation proceedings. In the U.S., a lower evidentiary standard is imposed in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim. As such, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents could have a material adverse effect on our business.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and some of our patents or patent applications, including licensed patents, may be challenged, in courts or patent offices in the U.S. and abroad, in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Additionally, if we and our licensing partners initiate or become involved in legal proceedings against a third party to enforce a patent covering one of our products or technologies, the defendant could counterclaim that the patent covering our product is invalid or unenforceable. In patent litigation in the U.S., counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. In addition, the U.S. now awards patent priority to the first party to file a patent application, and others may submit patent claims covering our inventions prior to us. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. A successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, which could have a material adverse impact on our business. Furthermore, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products and services.

We may not be aware of all third-party intellectual property rights potentially relating to our immune medicine platform, products and services. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO. The outcome of such proceedings is uncertain, and other patent applications may have priority over our patent applications. Such proceedings could also result in substantial costs to us and divert our management’s attention and resources.

We rely on a third party license in relation to certain sequencing technology and if we lose these licenses then we may be subjected to future litigation.

We are a party to a license agreement that grants us rights to use certain intellectual property, including patents and patent applications, typically in certain specified fields of use. Some of those licensed rights could provide us with freedom to operate for aspects of our products and services. We may need to obtain additional licenses from others to advance our research, development and commercialization activities.

Our success may depend in part on the ability of our licensor to obtain, maintain and enforce patent protection for our licensed intellectual property. Our licensor may not successfully prosecute the patent applications we license. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

If we do not prevail in such disputes, we may lose any or all of our rights under such license agreement.

In addition, the agreement under which we currently license intellectual property or technology from third parties is complex and certain provisions in such agreements may be susceptible to multiple interpretations.

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

For example, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. If we are required to assert our rights against such party, it could result in significant cost and distraction. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets.

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

We have not yet registered certain of our trademarks in all of our potential markets, although we have registered Adaptive Biotechnologies, our corporate logo, clonoSEQ, pairSEQ and other trademarks in the U.S., the EU and a number of other countries and are seeking to register additional trademarks, including our new corporate logos and certain slogans. As we apply to register our unregistered trademarks in the U.S. and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In certain countries outside of the U.S., trademark registration is required to enforce trademark rights. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the life sciences, clinical diagnostics and drug discovery industries, including patent infringement lawsuits, declaratory judgment litigation and adversarial proceedings before the USPTO, including interferences, derivation proceedings, ex parte reexaminations, post-grant review and inter partes review, as well as corresponding proceedings in foreign courts and foreign patent offices.

We are currently involved in appeals by us or the opponent from Opposition Proceedings at the European Patent Office related to four of our patents: EP2364368, EP2387627, EP3059337, and EP3144673. We may, in the future, become involved with litigation or actions at the USPTO or foreign patent offices with various third parties. We expect that the number of such claims may increase as our industry expands, more patents are issued, the number of products or services increases and the level of competition in our industry increases. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of our business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses) or royalty payments.

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

Third parties may assert that we are employing their proprietary technology without authorization. Given that clinical diagnostics and drug discovery fields are intense and highly competitive areas, there may be third-party intellectual property rights that others believe could relate to our immune medicine platform, products and services. One or more third-party patent owners or licensees may pursue or threaten to pursue litigation against us to enforce one or more patents. It would be costly and time-consuming to defend such claims.

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

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products and services are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new products and services, patents protecting such products and services might expire before or shortly after such products and services are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Risks Relating to our Common Stock and Capital Structure

The market price of our common stock is volatile and is likely to continue to fluctuate substantially.

The market price of our common stock has been and is likely to continue to be highly volatile, with a 52-week high closing price of $10.11 and a 52-week low closing price of $3.46, and may fluctuate substantially due to many factors, many of which are beyond our control. These factors include:

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
•
changes in governmental regulations and regulatory or legal developments in the U.S. and other countries;
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

As trusted partners to healthcare providers, patients, biopharmaceutical companies, academic and non-profit institutions, business partners and employees, we appreciate the importance of maintaining a comprehensive and trustworthy information security program. Our information security program is fully integrated into our operations, and a hallmark of our program is its cross-functional approach with our internal privacy objectives and stakeholders.

Our cybersecurity program is based on the ISO 27001 security controls set, and in particular, it focuses on the principles of confidentiality, integrity and availability. We maintain an ISO 27001 certification with a fully integrated set of operational policies and procedures to adhere to the 14 domains of ISO 27001. This includes but is not limited to the organization of information security to assign roles and responsibilities within Adaptive, access control to restrict employees’ access to view only that information that is relevant to their roles, information security incident management, and compliance to broadly ensure alignment with applicable laws and regulations. We perform an annual risk assessment conducted by an outside assessor and operate a vendor risk assessment program for third party vendors to evaluate how their systems may impact our business in the event of a cybersecurity incident. We also provide annual, mandatory cybersecurity training for employees to equip our workforce with the knowledge to identify and respond to cybersecurity threats, such as phishing attempts.

The internal body with executive oversight of our cybersecurity program is our Privacy and Information Security Steering Committee (“PISSC”), which applies a multidisciplinary framework to cybersecurity risks and risk assessment by integrating information security, privacy and human resources expertise, oversight and reporting. The PISSC is made up of our Head of Security, Privacy Officer, Chief Operations Officer, Chief Financial Officer, General Counsel and Chief People Officer and meets on a quarterly basis. Our Head of Security is a senior information security professional with more than 20 years of experience implementing and leading security programs. Our Head of Security holds an undergraduate degree in computer science, has a Six Sigma certification in Total Quality Management and is a Certified Information Systems Security Professional (“CISSP”).

Our board of directors is kept apprised of cybersecurity risks and assessments through regular presentations to the Audit Committee regarding our information security and privacy governance and reports on information security and privacy incidents. Cybersecurity threats, including as a result of any past cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. For more information regarding how cybersecurity risks may affect us, see the “Risk Factors” section.

Item 2. Properties

Our corporate headquarters is located in Seattle, Washington, where we lease approximately 100,000 square feet. The lease expires in August 2033, subject to our option to twice extend the lease for five years. In a separate Seattle, Washington location, we lease approximately 65,500 square feet pursuant to a lease that expires October 2032, subject to our option to twice extend the lease for five years. Both of our Seattle, Washington locations contain office and laboratory space.

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

We also lease approximately 3,100 square feet of office space in New York City, New York, pursuant to a lease that expires November 2025.

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

Holders of Record

As of February 23, 2024, there were approximately 85 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K, as well as the other financial information we file with the Securities and Exchange Commission (“SEC”) from time to time. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties relating to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 may be found in Part II, Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023.

Overview

We are advancing the field of immune medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and understand precisely how the immune system detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database and related antigen annotations, which are underpinned by computational biology and machine learning, and use them to develop and commercialize clinical products and services that can be tailored to the needs of individual patients. Our existing and future commercial products and services are aligned to two business areas which we refer to as MRD and Immune Medicine.

Our current product and service offerings in MRD related to the MRD market are our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ or MRD assay, offered to biopharmaceutical partners to advance drug development efforts (“MRD Pharma”). Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the FDA for the detection and monitoring of MRD in patients with MM, B cell ALL and CLL, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers, including DLBCL. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners and payors.

Immune Medicine leverages our proprietary ability to sequence, map, pair and characterize TCRs and BCRs at scale to drive opportunities in cancer, autoimmune disorders, infectious diseases and neurodegenerative disorders. Our core research product, Adaptive Immunosequencing, serves as our underlying research and development engine and generates revenue from biopharmaceutical and academic customers. Leveraging our collaboration with Microsoft, we are creating the TCR-Antigen Map. We are using the TCR-Antigen Map to identify and validate disease signatures to improve the diagnosis and treatment of many diseases. In Drug Discovery, we use our proprietary capabilities to discover new drug targets and leverage our validated TCR and BCR discovery approaches to discover and develop TCR or antibody therapeutic assets. Drug Discovery includes the Genentech Agreement. Part of our strategy within Immune Medicine is to develop a diagnostic test for many diseases from a single blood test, known as T-Detect. In 2022, we decided to defer further commercialization of T-Detect until we have strong enough data in multiple disease states to impact physician behavior with a clear path to reimbursement.

We recognized revenue of $170.3 million and $185.3 million for the year ended December 31, 2023 and 2022, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $225.3 million and $200.2 million for the year ended December 31, 2023 and 2022, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, revenue and proceeds from the Purchase Agreement. As of December 31, 2023 and 2022, we had cash, cash equivalents and marketable securities of $346.4 million and $498.2 million, respectively.

Components of Results of Operations

Revenue

We derive revenue by providing diagnostic and research services in our Immune Medicine and MRD business areas. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing, to biopharmaceutical customers and academic institutions; (2) our collaboration agreements with Genentech and other biopharmaceutical customers in areas of drug and target discovery; and (3) for prior years, providing our T-Detect COVID tests to clinical customers. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers. We disclose our clonoSEQ test volume, which includes the number of clonoSEQ reports and results we have provided to ordering physicians in the U.S. and international technology transfer sites. These volumes do not include sample results from our biopharmaceutical customers or academic institutions utilizing our MRD services.

For our research customers, which include biopharmaceutical customers and academic institutions for both our Adaptive Immunosequencing and MRD services, delivery of the respective test results may include some level of professional support and analysis. Terms with biopharmaceutical customers generally include non-refundable payments made in advance of services (“upfront payments”), which we record as deferred revenue. For all research customers, we recognize revenue as we deliver sequencing results. From time to time, we offer discounts in order to gain rights and access to certain datasets. Revenue is recognized net of these discounts and costs associated with these services are reflected in cost of revenue. In periods where our sample estimates are reduced or a customer project is cancelled and, in either case, we have remaining related deferred revenue, we recognize revenue using a cumulative catch-up approach based on the proportion of samples delivered to date relative to the total samples expected to be delivered. Certain of our MRD revenue arrangements with biopharmaceutical customers include cash consideration from the achievement of regulatory milestones of the respective biopharmaceutical customers’ therapeutics. Such revenue is constrained from recognition until it becomes probable that such milestone will be achieved.

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

We expect our Immune Medicine revenue to decrease in the short term primarily due to our expected reduction in revenue generated from the Genentech Agreement. Over the long term, we expect our Immune Medicine revenue to increase as we or our collaborators advance therapies to commercialization. Our Immune Medicine revenue may fluctuate from period to period due to the timing of expenses incurred, changes in estimates of total anticipated costs related to the Genentech Agreement and other events not within our control, including the recognition of milestones under the Genentech Agreement and the timing of receipt of customer samples from our biopharmaceutical customers.

We expect our MRD revenue to increase in the long term as we continue to increase our MRD clinical testing volume through increased penetration in our existing covered patient populations, expansion into new patient populations and as we optimize payor coverage. Our MRD revenue may fluctuate period to period due to the uncertain timing of receipt of our biopharmaceutical customer samples, which may cause uncertainty in the delivery of our products and services, the recognition of milestones related to regulatory approvals of our biopharmaceutical customers’ therapeutics and changes in estimates of our clinical revenue reimbursement rates.

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

Research and Development Expenses

Research and development expenses consist of laboratory materials costs, personnel-related expenses (including salaries, benefits and share-based compensation), equipment costs, allocated facility and information technology costs and contract service expenses. Research and development activities support further development and refinement of existing assays and products, discovery of new technologies and investments in our immune medicine platform. We also include in research and development expenses the costs associated with software development of applications to support future commercial opportunities, as well as development activities to support laboratory scaling and workflow. We are currently conducting research and development activities for several products and services and we typically use our laboratory materials, personnel, facilities, information technology and other development resources across multiple development programs. Additionally, certain of these research and development activities benefit more than one of our product opportunities. We have not historically tracked research and development expenses by specific product candidates.

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

Sales and Marketing Expenses

Sales and marketing expenses include personnel-related expenses (including salaries, benefits and share-based compensation) for commercial sales, product and account management, marketing, reimbursement, medical education and business development personnel that support commercialization of our platform products. In addition, these expenses include external costs such as advertising expenses, customer education and promotional expenses, market analysis expenses, conference fees, travel expenses and allocated facility and information technology costs.

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

General and Administrative Expenses

General and administrative expenses include personnel-related expenses (including salaries, benefits and share-based compensation) for our personnel in executive, legal, finance and accounting, human resources and other administrative functions, including third-party clinical billing services. In addition, these expenses include insurance costs, external legal costs, accounting and tax service expenses, consulting fees and allocated facility and information technology costs.

We expect general and administrative expenses to remain relatively consistent in the short term and to decrease as a percentage of revenue in the long term.

Impairment of Right-of-Use and Related Long-Lived Assets Expenses

Impairment of right-of-use and related long-lived assets expenses include our impairment charge for certain leased office and laboratory space, as well as impairment costs for related leasehold improvements. See Note 10, Leases of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding our impairment assessments and considerations.

Interest Expense

Interest expense includes costs associated with our revenue interest liability related to the Purchase Agreement and noncash interest costs associated with the amortization of the related deferred issuance costs. We impute interest expense using the effective interest rate method. We calculate an effective interest rate which will amortize our related obligation to zero over the anticipated repayment period. A significant increase or decrease in or changes in timing of forecasted revenue will prospectively impact our interest expense.

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Statements of Operations Data:
Revenue	$170,276	$185,308	$154,344
Operating expenses
Cost of revenue	75,553	57,909	49,301
Research and development	122,117	141,756	142,343
Sales and marketing	88,579	95,603	95,465
General and administrative	83,934	88,527	74,502
Amortization of intangible assets	1,699	1,699	1,699
Impairment of right-of-use and related long-lived assets	25,429	—	—
Total operating expenses	397,311	385,494	363,310
Loss from operations	(227,035)	(200,186)	(208,966)
Interest and other income, net	15,531	4,056	1,668
Interest expense	(13,800)	(4,238)	—
Net loss	(225,304)	(200,368)	(207,298)
Add: Net loss attributable to noncontrolling interest	54	177	19
Net loss attributable to Adaptive Biotechnologies Corporation	$(225,250)	$(200,191)	$(207,279)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(1.56)	$(1.40)	$(1.48)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	144,383,294	142,515,917	140,354,915
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(116,413)	$(121,589)	$(151,743)

(1) Adjusted EBITDA is a non-GAAP financial measure that we define as net loss attributable to Adaptive Biotechnologies Corporation adjusted for interest and other income, net, interest expense, income tax (expense) benefit, depreciation and amortization expense, impairment costs for right-of-use and related long-lived assets, restructuring expense and share-based compensation expense. Please refer to “Adjusted EBITDA” below for a reconciliation between Adjusted EBITDA and net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, and a discussion about the limitations of Adjusted EBITDA.

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Immune Medicine revenue
Service revenue	$24,959	$31,777	$(6,818)	(21)%
Collaboration revenue	42,578	66,387	(23,809)	(36)
Total Immune Medicine revenue	67,537	98,164	(30,627)	(31)	40%	53%
MRD revenue
Service revenue	102,739	81,144	21,595	27
Regulatory milestone revenue	—	6,000	(6,000)	(100)
Total MRD revenue	102,739	87,144	15,595	18	60%	47%
Total revenue	$170,276	$185,308	$(15,032)	(8)	100%	100%

The $30.6 million decrease in Immune Medicine revenue was primarily due to a $20.2 million decrease in revenue generated from the Genentech Agreement which resulted from decreased collaboration expenses partially offset by the $8.2 million of revenue recognized in connection with the regulatory milestone achieved in May 2023. There was also a $9.1 million decrease in revenue generated from our biopharmaceutical customers, $3.6 million of which was driven by the completion of our development activities for two of our collaboration agreements in 2022, and a $1.4 million decrease in revenue generated from our T-Detect COVID clinical customers resulting from our deferral of commercializing T-Detect.

The $15.6 million increase in MRD revenue was primarily due to an $18.2 million increase in revenue generated from providing clonoSEQ to clinical customers and a $2.8 million increase in revenue generated from providing MRD sample testing services to investigator-led clinical trials. These increases were partially offset by a $6.0 million decrease in revenue recognized upon the achievement of regulatory milestones by some of our biopharmaceutical customers. Our clonoSEQ test volume increased by 53% to 56,496 tests delivered in the year ended December 31, 2023 from 36,871 tests delivered in the year ended December 31, 2022.

Cost of Revenue

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Cost of revenue	$75,553	$57,909	$17,644	30%	44%	31%

The $17.6 million increase in cost of revenue was primarily attributable to an $8.6 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples, a $5.1 million increase in overhead costs largely driven by laboratory relocation and consolidation activities, a $2.8 million increase in materials cost resulting from increased revenue sample volume and a $1.2 million increase in shipping and handling expenses.

Research and Development

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Research and development	$122,117	$141,756	$(19,639)	(14)%	72%	76%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Research and development materials and allocated production laboratory expenses	$20,243	$43,706	$(23,463)
Personnel expenses	74,385	68,177	6,208
Allocable facilities and information technology expenses	11,617	8,856	2,761
Software and cloud services expenses	3,394	2,678	716
Depreciation and other expenses	12,478	18,339	(5,861)
Total	$122,117	$141,756	$(19,639)

The $19.6 million decrease in research and development expenses was primarily attributable to a $23.5 million decrease in cost of materials and allocated production laboratory expenses, which was driven primarily by decreased investments in T-Detect and TCR-Antigen Map development activities, as well as decreased investments in drug discovery efforts, including collaboration efforts with Genentech. There was also a $3.1 million decrease in consultant costs and a $2.5 million decrease in costs related to collaboration studies and clinical trials, which were the primary drivers of the $5.9 million decrease in depreciation and other expenses. These decreases were partially offset by a $6.2 million increase in personnel costs, a $2.8 million increase in allocable facility expenses and a $0.7 million increase in software and cloud services expenses.

Sales and Marketing

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Sales and marketing	$88,579	$95,603	$(7,024)	(7)%	52%	52%

The $7.0 million decrease in sales and marketing expenses was primarily attributable to a $5.0 million decrease in marketing expenses, which was largely driven by reduced clonoSEQ marketing activities and our deferral of commercializing T-Detect, a $3.8 million decrease in personnel costs and a $1.0 million decrease in consultant costs. These decreases were partially offset by a $2.4 million increase in computer and software expenses and a $0.8 million increase in building, facility and depreciation related expenses.

General and Administrative

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
General and administrative	$83,934	$88,527	$(4,593)	(5)%	49%	48%

The $4.6 million decrease in general and administrative expenses was primarily attributable to an $8.0 million decrease in building, facility and depreciation related expenses, driven largely by office space transitions made to support laboratory consolidation activities, a $2.0 million decrease in consultant costs and a $1.6 million decrease in insurance costs. These decreases were partially offset by a $2.7 million increase in personnel costs, driven primarily by increased share-based compensation, a $1.6 million increase in legal and accounting fees, a $1.3 million increase in computer and software expenses and a $1.2 million increase in third-party billing service fees.

Impairment of Right-of-Use and Related Long-Lived Assets

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2023	2022	$	%	2023	2022
Impairment of right-of-use and related long-lived assets	$25,429	$—	$25,429	*%	15%	0%
* Not applicable

The $25.4 million increase in impairment of right-of-use and related long-lived assets expenses was attributable to us vacating certain leased space in Seattle, Washington in October 2023 and the resulting impairment of related leasehold improvements.

Interest and Other Income, Net

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest and other income, net	$15,531	$4,056	$11,475	283%

The $11.5 million increase in interest and other income, net was primarily attributable to an increase in net interest income and investment amortization driven by increased interest rates and related yields of our invested cash and cash equivalents and marketable securities.

Interest Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest expense	$(13,800)	$(4,238)	$(9,562)	226%

The $9.6 million increase in interest expense was attributable to the Purchase Agreement entered into in September 2022.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss attributable to Adaptive Biotechnologies Corporation adjusted for interest and other income, net, interest expense, income tax (expense) benefit, depreciation and amortization expense, impairment costs for right-of-use and related long-lived assets, restructuring expense and share-based compensation expense.

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
•
right-of-use and related long-lived assets impairment costs; and
•
the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations, such as our March 2022 restructuring and reduction in workforce.

In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to Adaptive Biotechnologies Corporation	$(225,250)	$(200,191)	$(207,279)
Interest and other income, net	(15,531)	(4,056)	(1,668)
Interest expense(1)	13,800	4,238	—
Depreciation and amortization expense	22,231	20,920	13,953
Impairment of right-of-use and related long-lived assets(2)	25,429	—	—
Restructuring expense(3)	—	2,023	—
Share-based compensation expense(4)	62,908	55,477	43,251
Adjusted EBITDA	$(116,413)	$(121,589)	$(151,743)

(1) Represents costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. See Note 11, Revenue Interest Purchase Agreement of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on the Purchase Agreement.

(2) Represents impairment costs for right-of-use and related long-lived assets. See Note 10, Leases of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on our impairment expense.

(3) Represents expenses recognized in conjunction with restructuring activities. See Note 16, Restructuring of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on our restructuring expense.

(4) Represents share-based compensation expense related to stock option, restricted stock unit and market-based restricted stock unit awards. See Note 14, Equity Incentive Plans of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through the year ended December 31, 2018, and again in the years ended December 31, 2020, 2021, 2022 and 2023. As of December 31, 2023, we had an accumulated deficit of $1.1 billion.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, and, to a lesser extent, revenue and proceeds from the Purchase Agreement. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $346.4 million.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

If our available cash, cash equivalents and marketable securities balances and anticipated cash flows are insufficient to satisfy our liquidity requirements, we may request an additional installment under the Purchase Agreement, seek to sell additional equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our shareholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. This additional capital may not be available on reasonable terms, or at all.

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our continued research and development initiatives related to drug discovery, our commercial and marketing activities associated with clonoSEQ and our continued investments in streamlining our laboratory operations. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government treasury and agency securities, commercial paper and corporate bonds.

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

Contractual Obligations

Our contractual obligations as of December 31, 2023 include operating lease obligations of $121.3 million, which reflects the minimum commitments for our office and laboratory spaces in Seattle, Washington and South San Francisco, California and our warehouse lease in Bothell, Washington. See Note 10, Leases of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information, including the timing of cash payments related to these lease obligations. In connection with one of our lease agreements, we have an existing letter of credit of $2.1 million with one of our existing financial institutions.

Additionally, pursuant to the Purchase Agreement, the Purchasers have a right to receive Revenue Interests from us based on the Applicable Payment Percentage of the Revenue Base. If only the First Payment has been made, the Applicable Payment Percentage shall be five percent of the quarterly Revenue Base. If both the First Payment and Second Payment have been made, the Applicable Payment Percentage shall be eight percent of the quarterly Revenue Base. If each of the First Payment, Second Payment and Third Payment have been made, the applicable payment percentage applied to the Revenue Interest shall be ten percent of the quarterly Revenue Base. Revenue Interest Payments shall be made quarterly within 45 days following the end of each fiscal quarter. If OrbiMed has not received Revenue Interest Payments in the aggregate equal to or greater than the Cumulative Purchaser Payments on or prior to September 12, 2028, the revenue interest rate shall be increased to a rate which, if applied retroactively to our cumulative Revenue Base, would have resulted in Revenue Interest Payments equal to the sum of all Cumulative Purchaser Payments. OrbiMed will be entitled to 100% of the Revenue Interest Payments until it has received the Return Cap, unless full repayment of the amount of the Return Cap has not been made by September 12, 2032, in which case the Return Cap shall be increased to 175% of the Cumulative Purchaser Payments. As projected revenues change from our initial estimates, the amount of the obligation and timing of payment is likely to change. See Note 11, Revenue Interest Purchase Agreement of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

We also have minimum commitments for laboratory material suppliers, which are generally fulfilled within one year, software and service license commitments, which are generally fulfilled within one to three years, and royalty commitments.

Cash Flows

The following table summarizes our uses and sources of cash for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(156,324)	$(183,945)
Net cash provided by investing activities	129,647	2,905
Net cash provided by financing activities	2,245	132,265

Operating Activities

Cash used in operating activities during the year ended December 31, 2023 was $156.3 million, which was primarily attributable to a net loss of $225.3 million and a net change in operating assets and liabilities of $46.2 million, partially offset by noncash share-based compensation of $62.9 million, noncash impairment of right-of-use and related long-lived assets of $25.4 million, noncash depreciation and amortization of $13.0 million, noncash lease expense of $6.9 million, noncash interest expense related to the Purchase Agreement of $5.3 million and inventory reserve expense of $1.4 million. The net change in operating assets and liabilities was primarily due to a $29.3 million reduction in deferred revenue driven largely by revenue recognized from the Genentech Agreement, an $8.7 million decrease in operating lease right-of-use assets and liabilities, a $5.4 million reduction in accounts payable and accrued liabilities, a $2.8 million increase in inventory and a $1.9 million increase in prepaid expenses and other current assets driven largely by an increase in prepaid software charges. These changes were partially offset by a $2.0 million decrease in accounts receivable, net.

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

Investing Activities

Cash provided by investing activities during the year ended December 31, 2023 was $129.6 million, which was primarily attributable to proceeds from maturities of marketable securities of $569.9 million, partially offset by purchases of marketable securities of $429.6 million and purchases of property and equipment of $10.7 million.

Cash provided by investing activities during the year ended December 31, 2022 was $2.9 million, which was primarily attributable to proceeds from maturities of marketable securities of $298.0 million, partially offset by purchases of marketable securities of $278.8 million and purchases of property and equipment of $16.3 million.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2023 was $2.2 million, which was attributable to proceeds from the exercise of stock options.

Cash provided by financing activities during the year ended December 31, 2022 was $132.3 million, which was primarily attributable to $124.4 million in proceeds from the Purchase Agreement, net of issuance costs, as well as $7.9 million in proceeds from the exercise of stock options.

Net Operating Loss Carryforwards

Utilization of our NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through June 30, 2023 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the TCJA, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2023. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2023.

Critical Accounting Policies and Estimates

We have prepared the consolidated financial statements in accordance with GAAP. Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities and related disclosures at the date of the consolidated financial statements, as well as revenue and expense recorded during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas, including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, imputing interest for the Purchase Agreement, the provision for income taxes, including related reserves, the analysis of goodwill impairment and the recoverability and impairment of long-lived assets, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

While our significant accounting policies are described in more detail in Note 2, Significant Accounting Policies of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of the consolidated financial statements.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. For our biopharmaceutical customers, our performance obligations may include sequencing services and services associated with regulatory submission and approval processes. Significant management judgment is applied to determine (1) the measurement of the transaction price, including the constraint on variable consideration, (2) the allocation of the transaction price to the performance obligations and (3) the appropriate input or output based method to recognize revenue and the extent of progress to date.

We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is not constrained to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint and, if necessary, adjust our estimate of the overall transaction price.

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

For arrangements with our commercial payors, the payment from the respective payors may vary based on the various reimbursement rates and patient responsibilities. As such, we consider the transaction price to be variable and record an estimate of the transaction price, subject to the constraint for variable consideration, as revenue at the time of delivery. The estimate of transaction price is based on historical and expected reimbursement rates with the various payors, which are monitored in subsequent periods and adjusted, as necessary, based on actual collection experience.

Revenue Interest Liability, Net and Related Imputed Interest

The revenue interest liability balance associated with the Purchase Agreement that we entered into in September 2022 with OrbiMed is presented net of unamortized issuance costs on the consolidated balance sheets. We impute our associated interest expense using the effective interest rate method. We calculate an effective interest rate which will amortize our related obligation to zero over the anticipated repayment period. The effective interest rate may vary during the term of the agreement depending on a number of factors, including changes in forecasted GAAP revenues. We evaluate the effective interest rate quarterly based on both achieved and forecasted revenues, utilizing the prospective method. The estimates of future revenues and resulting Revenue Interest Payments are based on key assumptions including population, penetration, probability of success and sales price, among others. A significant increase or decrease in or changes in timing of forecasted revenue will prospectively impact our interest expense and the time period for repayment. As of December 31, 2023, a hypothetical ten percent increase in forecasted quarterly revenue would not result in a material change in projected annual interest expense.

Goodwill

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We assess goodwill for impairment annually on October 1 and upon any occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment.

We evaluate goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. We evaluate certain qualitative factors such as macroeconomic conditions, the market and industry in which we operate, cost factors, overall financial performance and other relevant entity-specific events to determine if there are any negative trends or events that could indicate impairment. Key assumptions in this analysis include anticipated demand for our products and services, including industry and regulatory changes, revenue growth and cash flow trends. These assumptions are determined based on our historical performance and management’s forecasted results. Management’s estimates of forecasted results are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, or if we choose to bypass the qualitative assessment, we perform a quantitative goodwill impairment test. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in the consolidated statements of operations. To date, we have not recognized any impairment of goodwill.

Recoverability and Impairment of Long-Lived Assets

We review long-lived assets for impairment annually or whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. To test for recoverability, we compare the carrying amount of the asset group to projected future net undiscounted cash flows. If the carrying amount is found to be unrecoverable, we then assess the asset group's fair value. We utilize the income approach to measure fair value, which requires management to make estimates regarding cash flow projections and discount rates. The extent to which the asset group's carrying amount exceeds its fair value represents the impairment cost to be recognized. Impairment losses, if incurred, are classified within the consolidated statements of operations in accordance with the use of the asset group, if not separately stated within its own financial statement line item. We recognized $25.4 million in impairment expense related to certain right-of-use and related leasehold improvement assets during the year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of December 31, 2023 and 2022, we had cash and cash equivalents of $65.1 million and $90.0 million, respectively, held primarily in cash deposits and money market funds. As of December 31, 2023, we had short-term marketable securities of $281.3 million, held in U.S. government treasury and agency securities, commercial paper and corporate bonds. As of December 31, 2022, we had short-term marketable securities of $408.2 million, held in U.S. government treasury securities, corporate bonds and commercial paper. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. As of December 31, 2023, a hypothetical 100 basis point increase in interest rates would have resulted in a $1.2 million decline in fair value of our available-for-sale securities, as compared to a $1.5 million decline as of December 31, 2022. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 8. Financial Statements and Supplementary Data

Adaptive Biotechnologies Corporation

Index to Consolidated Financial Statements

As of December 31, 2023 and 2022 and

For the Years Ended December 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Adaptive Biotechnologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptive Biotechnologies Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

Genentech Agreement
Description of the Matter

As more fully described in Note 3 of the consolidated financial statements, the Genentech Agreement revenue is estimated to be recognized over a period of approximately nine years from the effective date. The non-refundable consideration of $310.0 million is recognized using a proportional performance model through an input method based on costs incurred relative to the total estimated costs of research and development efforts. For the year ended December 31, 2023, total revenue recognized was $42.6 million and the related deferred revenue at December 31, 2023 totaled $54.7 million.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015

Seattle, Washington

February 29, 2024

Adaptive Biotechnologies Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$65,064	$90,030
Short-term marketable securities (amortized cost of $281,122 and $412,282, respectively)	281,337	408,166
Accounts receivable, net	37,969	40,057
Inventory	14,448	14,453
Prepaid expenses and other current assets	11,370	9,440
Total current assets	410,188	562,146
Long-term assets
Property and equipment, net	68,227	83,447
Operating lease right-of-use assets	52,096	80,763
Restricted cash	2,932	2,398
Intangible assets, net	5,128	6,827
Goodwill	118,972	118,972
Other assets	3,591	2,064
Total assets	$661,134	$856,617
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$7,719	$8,084
Accrued liabilities	8,597	12,424
Accrued compensation and benefits	13,685	15,935
Current portion of operating lease liabilities	9,384	9,230
Current portion of deferred revenue	48,630	64,115
Total current liabilities	88,015	109,788
Long-term liabilities
Operating lease liabilities, less current portion	89,388	98,772
Deferred revenue, less current portion	44,793	58,599
Revenue interest liability, net	130,660	125,360
Total liabilities	352,856	392,519
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at December 31, 2023 and 2022; 145,082,271 and 143,105,002 shares issued and outstanding at December 31, 2023 and 2022, respectively	14	14
Additional paid-in capital	1,452,502	1,387,349
Accumulated other comprehensive gain (loss)	215	(4,116)
Accumulated deficit	(1,144,332)	(919,082)
Total Adaptive Biotechnologies Corporation shareholders’ equity	308,399	464,165
Noncontrolling interest	(121)	(67)
Total shareholders’ equity	308,278	464,098
Total liabilities and shareholders’ equity	$661,134	$856,617

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$170,276	$185,308	$154,344
Operating expenses
Cost of revenue	75,553	57,909	49,301
Research and development	122,117	141,756	142,343
Sales and marketing	88,579	95,603	95,465
General and administrative	83,934	88,527	74,502
Amortization of intangible assets	1,699	1,699	1,699
Impairment of right-of-use and related long-lived assets	25,429	—	—
Total operating expenses	397,311	385,494	363,310
Loss from operations	(227,035)	(200,186)	(208,966)
Interest and other income, net	15,531	4,056	1,668
Interest expense	(13,800)	(4,238)	—
Net loss	(225,304)	(200,368)	(207,298)
Add: Net loss attributable to noncontrolling interest	54	177	19
Net loss attributable to Adaptive Biotechnologies Corporation	$(225,250)	$(200,191)	$(207,279)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(1.56)	$(1.40)	$(1.48)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	144,383,294	142,515,917	140,354,915

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(225,304)	$(200,368)	$(207,298)
Other comprehensive income (loss)
Change in unrealized gains and losses on investments	4,331	(2,979)	(2,030)
Comprehensive loss	(220,973)	(203,347)	(209,328)
Add: Comprehensive loss attributable to noncontrolling interest	54	177	19
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(220,919)	$(203,170)	$(209,309)

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Interest	Equity
Balance at December 31, 2020	137,646,896	$14	$1,253,971	$893	$(511,612)	$—	$743,266
Issuance of common stock upon exercise of common stock warrant	54,162	—	—	—	—	—	—
Issuance of common stock for cash upon exercise of stock options	3,674,057	—	26,484	—	—	—	26,484
Vesting of restricted stock units	18,750	—	—	—	—	—	—
Share-based compensation	—	—	43,251	—	—	—	43,251
Capital contributions for Digital Biotechnologies, Inc.	—	—	300	—	—	129	429
Other comprehensive loss	—	—	—	(2,030)	—	—	(2,030)
Net loss	—	—	—	—	(207,279)	(19)	(207,298)
Balance at December 31, 2021	141,393,865	14	1,324,006	(1,137)	(718,891)	110	604,102
Issuance of common stock for cash upon exercise of stock options	1,406,500	—	7,866	—	—	—	7,866
Vesting of restricted stock units	304,637	—	—	—	—	—	—
Share-based compensation	—	—	55,477	—	—	—	55,477
Other comprehensive loss	—	—	—	(2,979)	—	—	(2,979)
Net loss	—	—	—	—	(200,191)	(177)	(200,368)
Balance at December 31, 2022	143,105,002	14	1,387,349	(4,116)	(919,082)	(67)	464,098
Issuance of common stock for cash upon exercise of stock options	470,405	—	2,245	—	—	—	2,245
Vesting of restricted stock units	1,506,864	—	—	—	—	—	—
Share-based compensation	—	—	62,908	—	—	—	62,908
Other comprehensive income	—	—	—	4,331	—	—	4,331
Net loss	—	—	—	—	(225,250)	(54)	(225,304)
Balance at December 31, 2023	145,082,271	$14	$1,452,502	$215	$(1,144,332)	$(121)	$308,278

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(225,304)	$(200,368)	$(207,298)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	20,532	19,221	12,254
Noncash lease expense	6,920	7,227	7,028
Share-based compensation expense	62,908	55,477	43,251
Intangible assets amortization	1,699	1,699	1,699
Investment amortization	(9,184)	741	7,233
Impairment of right-of-use and related long-lived assets	25,429	—	—
Inventory reserve	1,387	2,638	—
Noncash interest expense	5,300	985	—
Other	172	(19)	(78)
Changes in operating assets and liabilities
Accounts receivable, net	2,032	(22,648)	(7,362)
Inventory	(2,838)	817	(5,200)
Prepaid expenses and other current assets	(1,930)	3,551	1,286
Accounts payable and accrued liabilities	(5,407)	7,111	3,940
Operating lease right-of-use assets and liabilities	(8,676)	(4,050)	8,522
Deferred revenue	(29,291)	(56,496)	(57,727)
Other	(73)	169	(275)
Net cash used in operating activities	(156,324)	(183,945)	(192,727)
Investing activities
Purchases of property and equipment	(10,697)	(16,349)	(61,746)
Purchases of marketable securities	(429,558)	(278,778)	(316,544)
Proceeds from maturities of marketable securities	569,902	298,032	559,500
Net cash provided by investing activities	129,647	2,905	181,210
Financing activities
Proceeds from exercise of stock options	2,245	7,890	26,717
Proceeds from revenue interest purchase agreement, net of issuance costs	—	124,375	—
Proceeds from initial capital contributions for Digital Biotechnologies, Inc.	—	—	429
Net cash provided by financing activities	2,245	132,265	27,146
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,432)	(48,775)	15,629
Cash, cash equivalents and restricted cash at beginning of year	92,428	141,203	125,574
Cash, cash equivalents and restricted cash at end of year	$67,996	$92,428	$141,203
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$687	$1,719	$682
Supplemental disclosure of cash flow information
Cash paid for interest	$8,985	$494	$—

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements

1.
Organization and Description of Business

Adaptive Biotechnologies Corporation (“we,” “us” or “our”) is a commercial-stage company advancing the field of immune medicine by harnessing the inherent biology of the adaptive immune system to transform the diagnosis and treatment of disease. We believe the adaptive immune system is nature’s most finely tuned diagnostic and therapeutic for most diseases, but the inability to decode it has prevented the medical community from fully leveraging its capabilities. Our immune medicine platform applies our proprietary technologies to read the diverse genetic code of a patient’s immune system and understand precisely how the immune system detects and treats disease in that patient. We capture these insights in our dynamic clinical immunomics database and related antigen annotations, which are underpinned by computational biology and machine learning, and use them to develop and commercialize clinical products and services that can be tailored to the needs of individual patients. We have commercial products and services and a robust pipeline of clinical products and services that we are designing to diagnose, monitor and enable the treatment of diseases, such as cancer and autoimmune disorders.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, share-based compensation, imputing interest for our revenue interest purchase agreement (the “Purchase Agreement”) that we entered into in September 2022, the provision for income taxes, including related reserves, the analysis of goodwill impairment and the recoverability and impairment of long-lived assets, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

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

Restricted Cash

We had a restricted cash balance of $2.9 million and $2.4 million as of December 31, 2023 and 2022, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our property and facility leases.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Investments in Marketable Securities

Marketable securities are classified as available-for-sale, consist of United States (“U.S.”) government treasury and agency securities, corporate bonds and commercial paper and are reported at fair value. Unrealized holding gains and losses are reflected as a separate component of shareholders’ equity in accumulated other comprehensive gain (loss) until realized. Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of marketable securities sold is based on the specific identification method.

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

A financial instrument categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. In certain cases, where there is limited activity or less transparency around valuation inputs, financial instruments are classified as Level 3 within the valuation hierarchy.

Our financial instruments consist of Level 1 and Level 2 assets and have included Level 3 liabilities in the past. The carrying amounts of certain financial instruments approximate fair value due to their short maturities. We did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis as of December 31, 2023 and 2022.

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

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			December 31,
	2023	2022	2021	2023	2022
Customer A	*%	*%	*%	*%	15.8%
Customer B	*	11.6	*	*	19.5
Genentech, Inc. and Roche Group	27.8	36.4	41.9	*	*
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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Inventory

Inventory consists of laboratory materials and supplies used in lab analysis. We capitalize inventory when purchased and record expense upon order fulfillment for servicing revenue or utilization in our research and development laboratories. Inventory is valued at the lower of cost or market on a first-in, first-out basis. We periodically perform obsolescence assessments and write-off any inventory that is no longer usable. Long-term inventory of $2.8 million and $1.4 million was included within the other assets balance on the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

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

Useful lives assigned to property and equipment are as follows:

Laboratory equipment	3 years to 7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Computer equipment and software	3 years to 5 years
Furniture and office equipment	5 years to 7 years

We review long-lived assets for impairment annually or whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Gains and losses from asset disposals and impairment losses, if incurred, are classified within the consolidated statements of operations in accordance with the use of the asset, if not separately stated within its own financial statement line item. See Note 10, Leases for more information regarding the leasehold improvements impairment loss recognized during the year-ended December 31, 2023.

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

Goodwill

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We assess goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. We evaluate goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we so determine, or if we choose to bypass the qualitative assessment, we perform a quantitative goodwill impairment test. If impairment exists, the carrying value of the goodwill is reduced to its fair value through an impairment charge recorded in the consolidated statements of operations. To date, we have not recognized any impairment of goodwill.

Leases

We determine if an arrangement contains a lease at inception. We have operating lease agreements for the laboratory, office and warehouse facilities that we occupy. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the date the underlying asset becomes available for our use and are based on the present value of the future minimum lease payments over the lease term. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. As our leases generally do not provide an implicit interest rate, the present value of our future minimum lease payments is determined using our incremental borrowing rate. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term and is based on the information available to us at the lease commencement date, or as of January 1, 2020 for commenced leases that existed as of our adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”).

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Certain of our leases contain options to extend or terminate the lease; lease terms are adjusted for these options only when it is reasonably certain we will exercise these options. Our lease agreements do not contain residual value guarantees or covenants.

We have made a policy election regarding our real estate leases not to separate nonlease components from lease components, to the extent they are fixed. Nonlease components that are not fixed are expensed as incurred as variable lease expense. Our leases for laboratory, office and warehouse facilities typically include variable nonlease components, such as common-area maintenance costs. We have also elected not to record on the consolidated balance sheets a lease that has a lease term of twelve months or less and does not contain a purchase option that we are reasonably certain to exercise.

We review our right-of-use assets for impairment annually or whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Impairment losses are classified within the consolidated statements of operations in accordance with the use of the asset, if not separately stated within its own financial statement line item. See Note 10, Leases for more information regarding the right-of-use asset impairment loss recognized during the year-ended December 31, 2023.

Lease expense is recognized on a straight-line basis over the terms of the leases. Incentives granted under our facilities leases, including rent holidays, are recognized as adjustments to lease expense on a straight-line basis over the terms of the leases.

Revenue Interest Liability, Net and Related Imputed Interest

The revenue interest liability balance associated with the Purchase Agreement that we entered into in September 2022 is presented net of unamortized issuance costs on the consolidated balance sheets. We impute our associated interest expense using the effective interest rate method. We calculate an effective interest rate which will amortize our related obligation to zero over the anticipated repayment period. The effective interest rate may vary during the term of the agreement depending on a number of factors, including changes in forecasted GAAP revenues. We evaluate the effective interest rate quarterly based on both achieved and forecasted revenues, utilizing the prospective method. A significant increase or decrease in or changes in timing of forecasted revenue will prospectively impact our interest expense and the time period for repayment.

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

We derive revenue by providing diagnostic and research services in our Immune Medicine and Minimal Residual Disease (“MRD”) business areas. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing, to biopharmaceutical customers and academic institutions; (2) our collaboration agreements with Genentech, Inc. (“Genentech”) and other biopharmaceutical customers in areas of drug and target discovery; and (3) for prior years, providing our T-Detect COVID tests to clinical customers. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers.

For research customers who utilize either Adaptive Immunosequencing or our MRD services, contracts typically include an amount billed in advance of services (“upfront”) and subsequent billings as sample results are delivered to the customer. Upfront amounts received are recorded as deferred revenue, which we recognize as revenue upon satisfaction of performance obligations. We have identified two typical performance obligations under the terms of our research service contracts: (1) the delivery of our Adaptive Immunosequencing or MRD data for customer provided samples; and (2) related data analysis. We recognize revenue for both identified performance obligations as sample results are delivered to the customer. In periods where our sample estimates are reduced or a customer project is cancelled and, in either case, we have remaining related deferred revenue, we recognize revenue using a cumulative catch-up approach based on the proportion of samples delivered to date relative to the total samples expected to be delivered.

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

Share-Based Compensation

Share-based compensation includes compensation expense for stock option, restricted stock unit and market-based restricted stock unit grants made to employees and non-employees. It represents the grant date fair value of the grants and is recognized over the requisite service period of the awards, usually the vesting period, on a straight-line basis, net of actual forfeitures. We estimate the grant date fair value of stock option and market-based restricted stock unit grants using the Black-Scholes option-pricing model and the Monte Carlo valuation model, respectively.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $8.6 million, $13.7 million and $22.4 million for the year ended December 31, 2023, 2022 and 2021, respectively.

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

Research and Development Expenses

Research and development expenses consist of laboratory materials costs, personnel-related expenses (including salaries, benefits and share-based compensation), equipment costs, allocated facility and information technology costs and contract service expenses. Research and development activities support further development and refinement of existing assays and products, discovery of new technologies and investments in our immune medicine platform. We also include in research and development expenses the costs associated with software development of applications to support future commercial opportunities, as well as development activities to support laboratory scaling and workflow. Additionally, a component of our research and development expenses are costs supporting clinical and analytical validations to obtain regulatory approval for future clinical products and services. Research and development costs are expensed as incurred. Upfront payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized, then are recognized as an expense as the goods are consumed or the related services are performed. Costs to support our worldwide collaboration and license agreement with Genentech are also a component of our research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses include personnel-related expenses (including salaries, benefits and share-based compensation) for commercial sales, product and account management, marketing, reimbursement, medical education and business development personnel that support commercialization of our platform products. In addition, these expenses include external costs such as advertising expenses, customer education and promotional expenses, market analysis expenses, conference fees, travel expenses and allocated facility and information technology costs.

Impairment of Right-of-Use and Related Long-Lived Assets Expenses

Impairment of right-of-use and related long-lived assets expenses include our impairment charge for certain leased office and laboratory space, as well as impairment costs for related leasehold improvements.

Interest Expense

Interest expense includes costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. We impute interest expense using the effective interest rate method. We calculate an effective interest rate which will amortize our related obligation to zero over the anticipated repayment period. A significant increase or decrease in or changes in timing of forecasted revenue will prospectively impact our interest expense.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which intends to enhance reportable segment disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance is to be applied retrospectively. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which primarily intends to enhance the rate reconciliation and income taxes paid disclosures. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the guidance is to be applied prospectively; retrospective application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

3.
Revenue

We disaggregate our revenue from contracts with customers by business area and type of arrangement, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Immune Medicine revenue
Service revenue	$24,959	$31,777	$24,482
Collaboration revenue	42,578	66,387	63,651
Total Immune Medicine revenue	67,537	98,164	88,133
MRD revenue
Service revenue	102,739	81,144	56,211
Regulatory milestone revenue	—	6,000	10,000
Total MRD revenue	102,739	87,144	66,211
Total revenue	$170,276	$185,308	$154,344

During the year ended December 31, 2023, we recognized $0.6 million in Immune Medicine service revenue related to cancelled customer contracts. Additionally, during the year ended December 31, 2023, we recognized $5.6 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, cancelled customer contracts and changes in estimates of total samples to be provided under certain of our agreements.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2023, we could receive up to an additional $440.0 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

Genentech Collaboration Agreement

In December 2018, we entered into a worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”) to leverage our capability to develop cellular therapies in oncology. Subsequent to receipt of regulatory approval in January 2019, we received a non-refundable, upfront payment of $300.0 million in February 2019 and may be eligible to receive more than $1.8 billion over time, including payments of up to $75.0 million upon the achievement of specified regulatory milestones ($10.0 million of which was achieved in May 2023), up to $300.0 million upon the achievement of specified development milestones and up to $1,430.0 million upon the achievement of specified commercial milestones. In addition, we are separately able to receive tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of products arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. Under the Genentech Agreement, we are pursuing two product development pathways for novel T cell therapeutic products in which Genentech intends to use T cell receptors (“TCRs”) screened by our immune medicine platform to engineer and manufacture cellular medicines:

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

As there are potential substantive developments necessary, which Genentech may be able to direct, we determined that we would apply a proportional performance model to recognize revenue for our performance obligation. We measure proportional performance using an input method based on costs incurred relative to the total estimated costs of research and development efforts to pursue both the Shared Products and Personalized Product pathways. When any of the potential regulatory and development milestones are no longer fully constrained and are included in the transaction price, such amounts will be recognized using the cumulative catch-up method based on proportional performance at such time. We currently expect to recognize revenue generated from the Genentech Agreement over a period of approximately nine years from the effective date. This estimate of the research and development period considers pursuit options of development activities supporting both the Shared Products and Personalized Product, but may be reduced or increased based on the various activities as directed by the joint committees, decisions made by Genentech, regulatory feedback or other factors not currently known.

In total, we recognized $42.6 million, $62.8 million and $62.0 million in Immune Medicine collaboration revenue during the year ended December 31, 2023, 2022 and 2021, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

4.
Deferred Revenue

Deferred revenue from the Genentech Agreement represents $13.6 million and $41.1 million of the current and non-current deferred revenue balances on the consolidated balance sheet, respectively, as of December 31, 2023 and $31.8 million and $55.5 million of the current and non-current deferred revenue balances on the consolidated balance sheet, respectively, as of December 31, 2022. We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately four years from December 31, 2023. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on various research and development activities.

Changes in deferred revenue during the year ended December 31, 2023 were as follows (in thousands):

Deferred revenue balance at December 31, 2022	$122,714
Additions to deferred revenue during the period	44,471
Revenue recognized during the period	(73,762)
Deferred revenue balance at December 31, 2023	$93,423

As of December 31, 2023, $53.2 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2022.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

5.
Fair Value Measurements

The following tables set forth the fair values of financial assets as of December 31, 2023 and 2022 that were measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$45,123	$—	$—	$45,123
Commercial paper	—	10,630	—	10,630
U.S. government treasury and agency securities	—	264,426	—	264,426
Corporate bonds	—	6,281	—	6,281
Total financial assets	$45,123	$281,337	$—	$326,460

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$38,502	$—	$—	$38,502
Commercial paper	—	9,969	—	9,969
U.S. government treasury securities	—	385,848	—	385,848
Corporate bonds	—	12,349	—	12,349
Total financial assets	$38,502	$408,166	$—	$446,668

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

6.
Investments

Available-for-sale investments consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$10,630	$—	$—	$10,630
U.S. government treasury and agency securities	264,214	232	(20)	264,426
Corporate bonds	6,278	3	—	6,281
Total short-term marketable securities	$281,122	$235	$(20)	$281,337

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$9,969	$—	$—	$9,969
U.S. government treasury securities	389,898	14	(4,064)	385,848
Corporate bonds	12,415	—	(66)	12,349
Total short-term marketable securities	$412,282	$14	$(4,130)	$408,166

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.0 million and $0.8 million was presented separately within the prepaid expenses and other current assets balance on the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of December 31, 2023 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury and agency securities	$48,100	$(20)	$—	$—
Total available-for-sale securities	$48,100	$(20)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of December 31, 2023, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of December 31, 2023 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

7.
Property and Equipment, Net

Property and equipment, net as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$49,567	$43,592
Computer equipment	7,970	7,766
Furniture and office equipment	3,820	5,342
Computer software	1,965	1,069
Construction in progress	3,405	7,625
Leasehold improvements	74,734	72,403
Total property and equipment, at cost	141,461	137,797
Less: Accumulated depreciation	(73,234)	(54,350)
Property and equipment, net	$68,227	$83,447

Depreciation expense was $20.5 million, $19.2 million and $12.3 million for the year ended December 31, 2023, 2022 and 2021, respectively. See Note 10, Leases for details regarding the impairment loss we recognized for certain leasehold improvements for the year ended December 31, 2023.

8.
Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015.

Intangible assets subject to amortization as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(14,970)	$5,030
Purchased intellectual property	325	(227)	98
Balance at December 31, 2023	$20,325	$(15,197)	$5,128

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(13,304)	$6,696
Purchased intellectual property	325	(194)	131
Balance at December 31, 2022	$20,325	$(13,498)	$6,827

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. in 2015. The remaining balance of the acquired developed technology and the purchased intellectual property is expected to be amortized over the next 3.0 years.

As of December 31, 2023, expected future amortization expense for intangible assets was as follows (in thousands):

2024	$1,703
2025	1,699
2026	1,699
2027	27
Total future amortization expense	$5,128

9.
Accrued Liabilities

Accrued liabilities as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Professional fees	$4,920	$4,744
Clinical and contract research organization costs	863	1,533
Travel and entertainment	154	233
Tax liabilities	59	194
Purchases of property and equipment	687	1,680
Computer and software	1,151	2,385
Other	763	1,655
Total accrued liabilities	$8,597	$12,424

10.
Leases

We have operating lease agreements for laboratory, office and warehouse facilities that we occupy in various locations.

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

In October 2023, we vacated this leased space. As such, we assessed the right-of-use asset and related leasehold improvements (together, the "asset group") for impairment by first comparing the carrying amount of the asset group to future net undiscounted cash flows projected to be generated over the remaining lease term. These projections include management's estimates of cash inflows from potential sublease income and outflows for operating and maintenance expenses. The carrying amount was found to be unrecoverable, thus we assessed the asset group's fair value. The extent to which the asset group's carrying amount exceeds its fair value represents the impairment cost to be recognized. Fair value was determined using the income approach, whereby we discounted estimated net cash flows using a rate commensurate with our estimated incremental borrowing rate. As a result of this assessment, which included unrecoverable operating and maintenance costs, we determined that the asset group was to be fully impaired. As such, an impairment charge of $25.4 million was recognized during the year ended December 31, 2023, $21.2 million related to the right-of-use asset and $4.2 million related to the long-lived leasehold improvements, all of which were held for use.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

In August 2019, we entered into an agreement to rent approximately 100,000 square feet in what was a to-be-constructed, new headquarters building in Seattle, Washington. In connection with the lease, we entered into a $2.1 million letter of credit with one of our existing financial institutions. The lease commenced in December 2020, when the landlord delivered the premises to us for construction of certain tenant improvements. We occupied the new building in 2021, cash payment for rent began in October 2021 and the lease term ends in August 2033, subject to our option to twice extend the lease for five years. In connection with this lease, the landlord agreed to fund $20.0 million in improvements, which was subsequently reduced to $14.8 million as a result of our change requests made during landlord construction of the building, net of an administration fee. As of December 31, 2022, we incurred $14.9 million in certain tenant improvement costs, all of which had been reimbursed by the landlord. As of December 31, 2021, we incurred $14.9 million in certain tenant improvement costs, of which $10.9 million had been reimbursed by the landlord. The remaining $4.0 million is presented as a reduction in the cash flows used to measure our ROU asset and lease liabilities on the consolidated balance sheet as of December 31, 2021. The lease also requires us to pay additional amounts for operating and maintenance expenses.

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

As of December 31, 2023, we were not party to any finance leases. Our leases have remaining terms ranging from 2.2 years to 9.7 years and include options to extend certain of the leases up to 10.0 years and terminate certain of the leases after 7.0 years of leasing. We adjust lease terms for these options only when it is reasonably certain we will exercise these options.

Other information related to our operating leases as of December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	8.91	9.75
Weighted-average discount rate	4.6%	4.6%

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance on the consolidated balance sheet as of December 31, 2023 (in thousands):

2024	$13,692
2025	14,098
2026	12,330
2027	11,944
2028	12,282
Thereafter	56,962
Total undiscounted lease payments	121,308
Less: Imputed interest rate	(22,536)
Total operating lease liabilities	98,772
Less: Current portion	(9,384)
Operating lease liabilities, less current portion	$89,388

Operating lease expense was $11.4 million, $12.4 million and $12.4 million for the year ended December 31, 2023, 2022 and 2021, respectively. Variable lease expense for operating leases was $7.1 million, $7.2 million and $3.5 million for the year ended December 31, 2023, 2022 and 2021, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2023 was $13.4 million. Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2022 was $9.2 million, net of $5.2 million of cash received for tenant improvement allowances. Cash paid for amounts included in the measurement of lease liabilities was $8.3 million and cash received for tenant improvement allowances was $11.5 million during the year ended December 31, 2021. For the year ended December 31, 2021, ROU assets obtained in exchange for operating lease liabilities was $5.4 million.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

11.
Revenue Interest Purchase Agreement

Revenue Interest Purchase Agreement

In September 2022, we entered into the Purchase Agreement with OrbiMed Royalty & Credit Opportunities IV, LP (“OrbiMed”), an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchasers”). Pursuant to the Purchase Agreement, we received $125.0 million from the Purchasers at closing (the “First Payment”), less certain transaction expenses. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 (the “Second Payment”) and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025 (the “Third Payment”), in each case subject to certain funding conditions. To secure our obligations under the Purchase Agreement, we and our subsidiaries have granted OrbiMed a security interest in our core platform technology assets, subject to certain customary exclusions, as defined in the Purchase Agreement.

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

Accounting Treatment

We evaluated the terms of the Purchase Agreement and concluded that the features of the Cumulative Purchaser Payments are similar to those of a debt instrument. Accordingly, we accounted for the transaction as debt recorded at amortized cost using the effective interest rate method. We further evaluated the terms of the debt and determined that the Put Option that is exercisable by the Purchasers upon certain contingent events requires bifurcation as a derivative. However, the value of the Put Option was determined to be immaterial due to the remote possibility of exercise. We assess the value of the Put Option periodically.

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period. The calculated effective interest rate as of December 31, 2023 was 9.2%.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

The following table sets forth the revenue interest liability, net activity during the years ended December 31, 2023 and 2022 (in thousands):

Revenue interest liability at inception	$125,000
Capitalized issuance costs	(625)
Interest expense	4,238
Revenue interest paid	(493)
Revenue interest payable	(2,760)
Revenue interest liability, net at December 31, 2022	125,360
Interest expense	13,800
Revenue interest paid	(6,225)
Revenue interest payable	(2,275)
Revenue interest liability, net at December 31, 2023	$130,660

Revenue interest payable of $2.3 million and $2.8 million was included within the accounts payable balance on the consolidated balance sheet as of December 31, 2023 and 2022, respectively.

12.
Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of December 31, 2023.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2023, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	12,875,045
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	11,582,134
Shares available for future grant under the 2019 Equity Incentive Plan	15,299,763
Shares available for future grant under the Employee Stock Purchase Plan	4,235,348
Total shares of common stock reserved for future issuance	43,992,290

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

Effective January 1, 2023, our 2019 Plan and ESPP reserves increased by 7,155,250 shares and 1,431,050 shares, respectively. Effective January 1, 2024, our 2019 Plan and ESPP reserves increased by 7,254,113 shares and 1,450,822 shares, respectively.

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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain stock option and restricted stock unit grants made to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of December 31, 2023, we had 34,853,581 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the year ended December 31, 2023 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2022	14,581,975
2019 Equity Incentive Plan reserve increase effective January 1, 2023	7,155,250
Stock options and restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(9,980,059)
Stock options and restricted stock units forfeited or expired	3,542,597
Shares available for grant at December 31, 2023	15,299,763

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the year ended December 31, 2023 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2022	13,520,997	$16.88
Stock options granted	1,612,032	8.46
Stock options forfeited	(1,030,388)	17.07
Stock options expired	(757,191)	22.92
Stock options exercised	(470,405)	4.77
Stock options outstanding at December 31, 2023	12,875,045	$15.90	$506
Stock options vested and exercisable at December 31, 2023	9,071,627	$16.20	$506

The weighted-average remaining contractual life for stock options outstanding as of December 31, 2023 was 6.2 years. The weighted-average remaining contractual life for vested and exercisable stock options as of December 31, 2023 was 5.3 years.

The total intrinsic value of stock options exercised during the year ended December 31, 2023, 2022 and 2021 was $1.4 million, $7.6 million and $156.5 million, respectively.

Of the $26.7 million proceeds from exercise of stock options included on the consolidated statements of cash flows for the year ended December 31, 2021, $0.3 million related to stock options exercised during the year ended December 31, 2020 but settled during the year ended December 31, 2021.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the year ended December 31, 2023 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2022	5,981,755	$14.11
Restricted stock units granted	6,949,587	8.29
Restricted stock units forfeited	(1,755,018)	11.24
Restricted stock units vested	(1,506,864)	14.95
Nonvested restricted stock units outstanding at December 31, 2023	9,669,460	$10.32

The total fair value of restricted stock units vested during the year ended December 31, 2023, 2022 and 2021 was $12.0 million, $3.5 million and $0.8 million, respectively.

Market-Based Restricted Stock Units

In addition to the restricted stock units described above, our board of directors approved awards of market-based restricted stock units to our chief executive officer and chief scientific officer in March 2023. The shares of common stock that may be earned under the awards, each ranging from zero shares to 709,220 shares, are calculated based upon our total shareholder return during a three-year performance period as measured against that of the group of companies comprising the S&P Biotechnology Select Industry Index as of the grant date, subject to certain adjustments to such index group. Except as expressly provided in the terms of each award's agreement, vesting is subject to the respective grantee's continuous service through the end of the three-year performance period. These market-based restricted stock units, along with those granted to our chief executive officer in March 2022, under which zero shares to 494,234 shares may be earned, remained outstanding as of December 31, 2023.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Grant Date Fair Value of Stock Options, Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the years ended December 31, 2023, 2022 and 2021 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Fair value of common stock	$8.46	$7.30 - $14.95	$30.86 - $66.50
Expected term (in years)	5.27 - 6.08	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	4.2% - 4.3%	1.7% - 3.9%	0.5% - 1.4%
Expected volatility	71.2% - 71.6%	68.2% - 71.0%	67.1% - 70.0%
Expected dividend yield	—	—	—

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

The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2023, 2022 and 2021 was $5.61, $7.36 and $24.22, respectively.

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the year ended December 31, 2023, 2022 and 2021 was $8.29, $11.43 and $37.98, respectively.

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the year ended December 31, 2023 and 2022 was $13.82 and $18.89, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. The weighted-average grant date fair value per share of the target payout level of the market-based restricted stock units outstanding as of December 31, 2023, 956,337 shares, was $15.13. The aggregate share-based compensation expense of the market-based restricted stock units granted during the year ended December 31, 2023 and 2022 was $9.8 million and $4.7 million, respectively, and is recognized on a straight-line basis over the respective grants' three-year performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense will be reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

The compensation cost related to stock options, restricted stock units and market-based restricted stock units for the years ended December 31, 2023, 2022 and 2021 are included on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$4,186	$3,910	$2,100
Research and development	20,465	17,689	14,061
Sales and marketing	14,553	13,597	12,312
General and administrative	23,704	20,281	14,778
Total share-based compensation expense	$62,908	$55,477	$43,251

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2023, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$33,892	1.94
Nonvested restricted stock units	76,944	2.67
Nonvested market-based restricted stock units	8,941	1.97

15.
Microsoft Collaboration Agreement

Summary of Agreement

In December 2017, we entered into a collaboration agreement with Microsoft Corporation ("Microsoft") (the “Microsoft Agreement”) to computationally derive a comprehensive T cell receptor antigen map for purposes of developing a universal diagnostic based on a single blood test.

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

We determined that the preferred stock issuance and commitment to use Microsoft’s Azure cloud services were made at terms consistent with market rates. All consideration received as part of the Series F-1 convertible preferred stock issuance was accounted for as part of the Series F-1 preferred stock issuance. Since the commitment to purchase Microsoft’s Azure cloud services was at market terms and we expected to meet the commitment in the ordinary course of business during the seven-year term, we recorded the expenses in the period in which the services were consumed. These costs are recorded in the consolidated statements of operations based on the underlying activities for which they support.

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

16.
Restructuring

In March 2022, we implemented a restructuring plan to reduce operating costs and reduced our workforce by approximately 100 employees. We incurred aggregate restructuring costs of $2.0 million, all of which was recognized during the year ended December 31, 2022. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support and were contingent upon the impacted employees’ execution and non-revocation of separation agreements. Our aggregate restructuring costs also included certain contract termination costs. The activities related to our reduction in workforce were primarily completed in March 2022 and the $2.0 million aggregate restructuring costs were paid as of December 31, 2022.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

17.
Income Taxes

The components of loss before provision for income taxes for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(225,335)	$(200,427)	$(207,314)
Foreign	31	59	16
Total loss before provision for income taxes	$(225,304)	$(200,368)	$(207,298)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of our deferred tax assets and liabilities as of the dates presented were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Net operating losses	$251,724	$210,609
Tax credit carryforward	43,528	36,848
Nonqualifying stock options	29,166	23,885
Operating lease liabilities	25,357	27,199
Deferred revenue	18,874	26,170
Capitalized research and development	42,134	40,957
Other	6,146	5,859
Total deferred tax assets	416,929	371,527
Less: Valuation allowance	(402,424)	(346,578)
Deferred tax assets, net of valuation allowance	14,505	24,949
Deferred tax liabilities
Tangible and intangible assets	(1,281)	(4,897)
Right-of-use assets	(13,224)	(20,052)
Net deferred taxes	$—	$—

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses ("NOLs"), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $55.8 million and $49.6 million during the year ended December 31, 2023 and 2022, respectively.

Federal tax laws impose substantial restrictions on the utilization of NOL and credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code of 1986. Accordingly, our ability to utilize these carryforwards may be limited due to such ownership changes. We have completed a Section 382 analysis for changes in ownership through June 30, 2023 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the Tax Cuts and Jobs Act of 2017 federal income tax law, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. As of December 31, 2023, we had U.S. federal NOLs of $192.5 million and U.S. federal tax credits of $47.2 million that will begin to expire in 2028. We also had $768.2 million of NOLs as of December 31, 2023 that do not expire.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The effective tax rate of our provision for income taxes differs from the federal statutory rate for the periods presented as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	4.0	3.8	8.3
Share-based compensation	(2.9)	(2.0)	14.1
Permanent items	(0.1)	(0.2)	(0.1)
Credits	2.3	3.0	4.7
Other	1.0	(1.2)	(0.3)
Change in valuation allowance	(25.3)	(24.4)	(47.7)
Total	0.0%	0.0%	0.0%

We account for global intangible low-taxed income as period costs when incurred.

We recognize, in the consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We had unrecognized tax benefits of $9.3 million as of December 31, 2023.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the dates presented are as follows (in thousands):

Balance at December 31, 2020	$3,489
Additions in 2021	3,426
Balance at December 31, 2021	6,915
Additions in 2022	1,202
Balance at December 31, 2022	8,117
Additions in 2023	1,186
Balance at December 31, 2023	$9,303

During the year ended December 31, 2023, 2022 and 2021, we recognized uncertain tax positions of $1.2 million, $1.2 million and $3.4 million, respectively, related to a reduction of the research and development credit deferred tax asset. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. We do not expect a material change to our unrecognized tax benefits over the next twelve months that would have an adverse effect on our operating results.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions as of December 31, 2023 and 2022.

We file federal and certain state income tax returns, which provide varying statutes of limitations on assessments. However, because of NOL carryforwards, substantially all tax years since inception remain open to federal and state tax examination.

18.
Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to our common shareholders for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to Adaptive Biotechnologies Corporation	$(225,250)	$(200,191)	$(207,279)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	144,383,294	142,515,917	140,354,915
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(1.56)	$(1.40)	$(1.48)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to our common shareholders for the years ended December 31, 2023, 2022 and 2021, as they had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021
Stock options outstanding	13,839,067	13,892,287	13,097,374
Nonvested restricted stock units outstanding	9,630,579	4,799,850	693,173
Maximum nonvested market-based restricted stock units outstanding eligible to be earned	1,663,961	410,282	—
Common stock warrant outstanding	—	—	8,570
Total	25,133,607	19,102,419	13,799,117

19.
Retirement Plan

We maintain a salary deferral 401(k) plan (“401(k) Plan”) covering employees who have met certain eligibility requirements. Employees may defer up to 100% of their compensation to the 401(k) Plan, subject to federal limits. We made $2.3 million, $2.8 million and $2.5 million in discretionary contributions during the year ended December 31, 2023, 2022 and 2021, respectively, which are fully vested after one year of employee service.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2023. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control

There was not any change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Adaptive Biotechnologies Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Adaptive Biotechnologies Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Adaptive Biotechnologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

February 29, 2024

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K will be included in our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K, including with respect to our equity compensation plans, will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

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

(3)
Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation		8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws		8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019		S-1	333-231838	4.1	5/30/2019
4.2	Description of Securities		10-K	001-38957	4.3	2/26/2020
10.1†	Strategic Collaboration and License Agreement between Genentech, Inc. and the Registrant, dated December 19, 2018		S-1	333-231838	10.1	5/30/2019
10.2†	Strategic Collaboration Agreement between Microsoft Corporation and the Registrant, dated December 11, 2017		S-1	333-231838	10.2	5/30/2019
10.3†	Master Terms & Conditions of Sale between Illumina, Inc. and the Registrant, dated May 28, 2019		S-1/A	333-231838	10.3	6/17/2019
10.4	Amended and Restated Side Letter Agreement among Viking Global Equities LP, Viking Global Equities II LP, VGE III Portfolio Ltd., Viking Long Fund Master Ltd. and the Registrant, dated May 8, 2019		S-1	333-231838	10.5	5/30/2019
10.5*	Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers		S-1	333-231838	10.7	5/30/2019
10.6*	Form of Amended and Restated Employment Agreement between the Registrant and Francis T. Lo		S-1	333-231838	10.8	5/30/2019
10.7*	Form of Restated Non-Employee Director Change in Control Agreement between the Registrant and each of its non-employee directors		S-1	333-231838	10.9	5/30/2019
10.8*	Form of Executive Severance Agreement between the Registrant and certain of its executive officers		10-Q	001-38957	10.1	8/10/2020

			Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
10.9*	Form of Indemnification Agreement between the Registrant and its directors and executive officers		S-1	333-231838	10.13	5/30/2019
10.10*	Adaptive Biotechnologies Corporation Non-Employee Director Compensation Policy		10-K	001-38957	10.10	2/14/2023
10.11*	Adaptive Biotechnologies Corporation 2009 Equity Incentive Plan and form of award agreement thereunder		S-1	333-231838	10.15	5/30/2019
10.12*	Adaptive Biotechnologies Corporation 2019 Equity Incentive Plan and form of award agreement thereunder		10-Q	001-38957	10.12	8/13/2019
10.13*	Form of Stock Option Agreement for Non-U.S. Participants		10-K	001-38957	10.16	2/24/2021
10.14*	Form of Restricted Stock Unit Agreement for Non-U.S. Participants		10-K	001-38957	10.17	2/24/2021
10.15*	Form of Performance Units Agreement and Notice of Grant of Performance Units		10-Q	001-38957	10.1	5/4/2022
10.16*	Adaptive Biotechnologies Corporation 2019 Employee Stock Purchase Plan		S-1/A	333-231838	10.17	6/17/2019
10.17	Revenue Interest Purchase Agreement, made and entered into as of September 12, 2022, by and among Adaptive Biotechnologies Corporation, the Purchasers from time to time party hereto, and OrbiMed Royalty & Credit Opportunities IV, LP		8-K	001-38957	10.1	9/12/2022
10.18	Lease Agreement between ARE-Seattle No. 11, LLC and Adaptive TCR Corporation, dated July 21, 2011, as amended by Amendment No. 1, dated August 26, 2011, Amendment No. 2, dated June 30, 2014, Amendment No. 3, dated November 5, 2015, Amendment No. 4, dated December 23, 2015, and Amendment No. 5, dated June 6, 2016		S-1	333-231838	10.18	5/30/2019
10.19†	Sixth Amendment to Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 11, LLC, dated August 2, 2019		8-K	001-38957	10.1	8/7/2019
10.20†	Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 12, LLC, dated August 2, 2019		8-K	001-38957	10.2	8/7/2019
21.1	List of Subsidiaries		10-K	001-38957	21.1	2/14/2023
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the signature page)	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1*	Adaptive Biotechnologies Corporation Policy for the Recovery of Erroneously Awarded Compensation	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	X

* Management contract or compensation plan or arrangement.

† Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information is not material and would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, State of Washington, on February 29, 2024.

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

Signature	Title	Date

/s/ Chad Robins Chad Robins	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024

/s/ Tycho Peterson Tycho Peterson	Chief Financial Officer (Principal Financial Officer)	February 29, 2024

/s/ Kyle Piskel Kyle Piskel	VP, Principal Accounting Officer (Principal Accounting Officer)	February 29, 2024

/s/ Michelle Griffin Michelle Griffin	Director	February 29, 2024

/s/ Robert Hershberg Robert Hershberg, PhD, MD	Director	February 29, 2024

/s/ Peter Neupert Peter Neupert	Director	February 29, 2024

/s/ Katey Owen Katey Owen, PhD	Director	February 29, 2024

/s/ Michael Pellini	Director	February 29, 2024
Michael Pellini, MD