Form 10-Q
period 2024-06-30
Adaptive Biotechnologies Corp
filed 2024-08-01
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, the registrant had 147,472,201 shares of common stock, $0.0001 par value per share, outstanding.

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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$59,824	$65,064
Short-term marketable securities (amortized cost of $232,238 and $281,122, respectively)	232,056	281,337
Accounts receivable, net	35,610	37,969
Inventory	13,214	14,448
Prepaid expenses and other current assets	10,848	11,370
Total current assets	351,552	410,188
Long-term assets
Property and equipment, net	55,418	68,227
Operating lease right-of-use assets	48,521	52,096
Restricted cash	2,976	2,932
Intangible assets, net	4,281	5,128
Goodwill	118,972	118,972
Other assets	3,152	3,591
Total assets	$584,872	$661,134
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$9,867	$7,719
Accrued liabilities	6,709	8,597
Accrued compensation and benefits	9,519	13,685
Current portion of operating lease liabilities	9,806	9,384
Current portion of deferred revenue	52,225	48,630
Total current liabilities	88,126	88,015
Long-term liabilities
Operating lease liabilities, less current portion	84,370	89,388
Deferred revenue, less current portion	38,844	44,793
Revenue interest liability, net	132,082	130,660
Other long-term liabilities	20	—
Total liabilities	343,442	352,856
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at June 30, 2024 and December 31, 2023; 147,462,201 and 145,082,271 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	1,479,832	1,452,502
Accumulated other comprehensive (loss) gain	(182)	215
Accumulated deficit	(1,238,061)	(1,144,332)
Total Adaptive Biotechnologies Corporation shareholders’ equity	241,603	308,399
Noncontrolling interest	(173)	(121)
Total shareholders’ equity	241,430	308,278
Total liabilities and shareholders’ equity	$584,872	$661,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$43,190	$48,926	$85,063	$86,573
Operating expenses
Cost of revenue	19,317	17,910	37,368	36,591
Research and development	25,353	32,237	55,598	64,838
Sales and marketing	20,314	23,872	42,633	46,180
General and administrative	17,895	22,302	37,492	43,133
Amortization of intangible assets	424	423	847	842
Impairment of long-lived assets	7,205	—	7,205	—
Total operating expenses	90,508	96,744	181,143	191,584
Loss from operations	(47,318)	(47,818)	(96,080)	(105,011)
Interest and other income, net	3,766	3,612	7,988	6,636
Interest expense	(2,696)	(3,605)	(5,689)	(7,136)
Net loss	(46,248)	(47,811)	(93,781)	(105,511)
Add: Net loss attributable to noncontrolling interest	26	1	52	2
Net loss attributable to Adaptive Biotechnologies Corporation	$(46,222)	$(47,810)	$(93,729)	$(105,509)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.31)	$(0.33)	$(0.64)	$(0.73)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	147,414,095	144,397,693	146,600,811	143,956,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(46,248)	$(47,811)	$(93,781)	$(105,511)
Other comprehensive (loss) income
Change in unrealized gains and losses on investments	(76)	1,012	(397)	3,223
Comprehensive loss	(46,324)	(46,799)	(94,178)	(102,288)
Add: Comprehensive loss attributable to noncontrolling interest	26	1	52	2
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(46,298)	$(46,798)	$(94,126)	$(102,286)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Interest	Shareholders’ Equity
Balance at March 31, 2023	144,279,969	$14	$1,402,692	$(1,905)	$(976,781)	$(68)	$423,952
Issuance of common stock for cash upon exercise of stock options	201,647	—	1,469	—	—	—	1,469
Vesting of restricted stock units	163,502	—	—	—	—	—	—
Share-based compensation expense	—	—	17,345	—	—	—	17,345
Other comprehensive income	—	—	—	1,012	—	—	1,012
Net loss	—	—	—	—	(47,810)	(1)	(47,811)
Balance at June 30, 2023	144,645,118	$14	$1,421,506	$(893)	$(1,024,591)	$(69)	$395,967

Balance at March 31, 2024	147,368,324	$14	$1,466,844	$(106)	$(1,191,839)	$(147)	$274,766
Issuance of common stock for cash upon exercise of stock options	15,000	—	30	—	—	—	30
Vesting of restricted stock units, net	78,877	—	—	—	—	—	—
Share-based compensation expense	—	—	12,958	—	—	—	12,958
Other comprehensive loss	—	—	—	(76)	—	—	(76)
Net loss	—	—	—	—	(46,222)	(26)	(46,248)
Balance at June 30, 2024	147,462,201	$14	$1,479,832	$(182)	$(1,238,061)	$(173)	$241,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive (Loss) Gain	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2022	143,105,002	$14	$1,387,349	$(4,116)	$(919,082)	$(67)	$464,098
Issuance of common stock for cash upon exercise of stock options	347,405	—	2,141	—	—	—	2,141
Vesting of restricted stock units	1,192,711	—	—	—	—	—	—
Share-based compensation expense	—	—	32,016	—	—	—	32,016
Other comprehensive income	—	—	—	3,223	—	—	3,223
Net loss	—	—	—	—	(105,509)	(2)	(105,511)
Balance at June 30, 2023	144,645,118	$14	$1,421,506	$(893)	$(1,024,591)	$(69)	$395,967

Balance at December 31, 2023	145,082,271	$14	$1,452,502	$215	$(1,144,332)	$(121)	$308,278
Issuance of common stock for cash upon exercise of stock options	45,900	—	74	—	—	—	74
Vesting of restricted stock units, net	2,334,030	—	—	—	—	—	—
Share-based compensation expense	—	—	27,256	—	—	—	27,256
Other comprehensive loss	—	—	—	(397)	—	—	(397)
Net loss	—	—	—	—	(93,729)	(52)	(93,781)
Balance at June 30, 2024	147,462,201	$14	$1,479,832	$(182)	$(1,238,061)	$(173)	$241,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(93,781)	$(105,511)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	9,370	10,234
Noncash lease expense	2,712	3,635
Share-based compensation expense	27,256	32,016
Intangible assets amortization	847	842
Investment amortization	(4,742)	(3,527)
Impairment of long-lived assets	7,195	—
Inventory reserve	1,382	757
Noncash interest expense	1,422	2,807
Other	163	65
Changes in operating assets and liabilities
Accounts receivable, net	2,359	8,464
Inventory	293	(6,542)
Prepaid expenses and other current assets	522	366
Accounts payable and accrued liabilities	(3,534)	(7,938)
Operating lease right-of-use assets and liabilities	(4,785)	(4,462)
Deferred revenue	(2,354)	(13,902)
Other	19	(12)
Net cash used in operating activities	(55,656)	(82,708)
Investing activities
Purchases of property and equipment	(3,240)	(6,621)
Purchases of marketable securities	(136,199)	(188,479)
Proceeds from maturities of marketable securities	189,825	295,402
Net cash provided by investing activities	50,386	100,302
Financing activities
Proceeds from exercise of stock options	74	2,141
Net cash provided by financing activities	74	2,141
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,196)	19,735
Cash, cash equivalents and restricted cash at beginning of year	67,996	92,428
Cash, cash equivalents and restricted cash at end of period	$62,800	$112,163
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$315	$1,291
Supplemental disclosure of cash flow information
Cash paid for interest	$4,383	$4,642

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

Restricted Cash

We had a restricted cash balance of $3.0 million and $2.9 million as of June 30, 2024 and December 31, 2023, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our property and facility leases.

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

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue				Accounts Receivable, Net
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023
Genentech, Inc. and Roche Group	*	37.7%	*	32.9%	*	*
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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which intends to enhance reportable segment disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance is to be applied retrospectively. We are currently evaluating the impact of this guidance on our consolidated financial statements.

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

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
MRD revenue
Service revenue	$32,284	$25,882	$60,410	$47,309
Regulatory milestone revenue	3,000	—	7,500	—
Total MRD revenue	35,284	25,882	67,910	47,309
Immune Medicine revenue
Service revenue	6,148	5,508	10,707	12,610
Collaboration revenue	1,758	17,536	6,446	26,654
Total Immune Medicine revenue	7,906	23,044	17,153	39,264
Total revenue	$43,190	$48,926	$85,063	$86,573

During the three months ended June 30, 2024, we recognized $1.5 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote. During the three months ended June 30, 2023, we recognized $1.3 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and from a change in estimate of total samples to be provided under certain of our agreements.

During the six months ended June 30, 2024, we recognized $2.8 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote. During the six months ended June 30, 2023, we recognized $2.7 million in revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, cancelled customer contracts and a change in estimate of total samples to be provided under certain of our agreements, $2.3 million of which was recognized as MRD service revenue and $0.4 million of which was recognized as Immune Medicine service revenue.

As of June 30, 2024, we could receive up to an additional $427.5 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

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

In total, we recognized $1.8 million and $17.5 million in Immune Medicine collaboration revenue during the three months ended June 30, 2024 and 2023, respectively, and $6.4 million and $26.7 million in Immune Medicine collaboration revenue during the six months ended June 30, 2024 and 2023, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

4. Deferred Revenue

Deferred revenue from the Genentech Agreement represents $11.8 million and $36.5 million of the current and non-current deferred revenue balances, respectively, as of June 30, 2024 and $13.6 million and $41.1 million of the current and non-current deferred revenue balances, respectively, as of December 31, 2023. We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately four years from June 30, 2024. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on various research and development activities.

Changes in deferred revenue during the six months ended June 30, 2024 were as follows (in thousands):

Deferred revenue balance at December 31, 2023	$93,423
Additions to deferred revenue during the period	26,170
Revenue recognized during the period	(28,524)
Deferred revenue balance at June 30, 2024	$91,069

As of June 30, 2024, $18.4 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2023.

5. Fair Value Measurements

The following tables set forth the fair values of financial assets as of June 30, 2024 and December 31, 2023 that were measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$32,308	$—	$—	$32,308
Commercial paper	—	10,922	—	10,922
U.S. government treasury securities	—	220,947	—	220,947
Corporate bonds	—	9,141	—	9,141
Total financial assets	$32,308	$241,010	$—	$273,318

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$45,123	$—	$—	$45,123
Commercial paper	—	10,630	—	10,630
U.S. government treasury and agency securities	—	264,426	—	264,426
Corporate bonds	—	6,281	—	6,281
Total financial assets	$45,123	$281,337	$—	$326,460

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Level 1 securities include highly liquid money market funds, for which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of U.S. government treasury and agency securities, commercial paper and corporate bonds, and are valued based on recent trades of securities in inactive markets or on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Of the June 30, 2024 Level 2 U.S. government treasury securities balance, $9.0 million is recorded as cash and cash equivalents on our unaudited condensed consolidated balance sheet.

6. Investments

Available-for-sale investments consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$10,924	$—	$(2)	$10,922
U.S. government treasury securities	212,170	2	(179)	211,993
Corporate bonds	9,144	—	(3)	9,141
Total short-term marketable securities	$232,238	$2	$(184)	$232,056

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$10,630	$—	$—	$10,630
U.S. government treasury and agency securities	264,214	232	(20)	264,426
Corporate bonds	6,278	3	—	6,281
Total short-term marketable securities	$281,122	$235	$(20)	$281,337

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.2 million and $1.0 million was presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of June 30, 2024 and on the condensed consolidated balance sheet as of December 31, 2023, respectively.

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of June 30, 2024 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$2,998	$(2)	$—	$—
U.S. government treasury securities	183,440	(179)	—	—
Corporate bonds	9,141	(3)	—	—
Total available-for-sale securities	$195,579	$(184)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of June 30, 2024, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of June 30, 2024 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, South San Francisco, California and Bothell, Washington. During the three months ended June 30, 2024, we vacated certain leased space in South San Francisco, California and incurred a related impairment charge. See Note 12, Restructurings for more information. As of June 30, 2024, we were not party to any finance leases.

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance as of June 30, 2024 (in thousands):

2024 (excluding the six months ended June 30, 2024)	$6,889
2025	14,098
2026	12,330
2027	11,944
2028	12,282
Thereafter	56,962
Total undiscounted lease payments	114,505
Less: Imputed interest rate	(20,329)
Total operating lease liabilities	94,176
Less: Current portion	(9,806)
Operating lease liabilities, less current portion	$84,370

During the six months ended June 30, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities was $7.0 million and $6.9 million, respectively.

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

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period. The calculated effective interest rate as of June 30, 2024 was 8.2%.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table sets forth the revenue interest liability, net activity during the six months ended June 30, 2024 (in thousands):

Revenue interest liability, net at December 31, 2023	$130,660
Interest expense	2,993
Revenue interest payable	(2,108)
Revenue interest liability, net at March 31, 2024	131,545
Interest expense	2,696
Revenue interest payable	(2,159)
Revenue interest liability, net at June 30, 2024	$132,082

Revenue interest payable of $2.2 million and $2.3 million was included within the accounts payable balance on the unaudited condensed consolidated balance sheet as of June 30, 2024 and on the condensed consolidated balance sheet as of December 31, 2023, respectively.

9. Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of June 30, 2024.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2024, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	12,821,729
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	14,553,612
Shares available for future grant under the 2019 Equity Incentive Plan	17,255,777
Shares available for future grant under the Employee Stock Purchase Plan	5,686,170
Total shares of common stock reserved for future issuance	50,317,288

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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain stock option and restricted stock unit grants made to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of June 30, 2024, we had 39,821,286 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the six months ended June 30, 2024 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2023	15,299,763
2019 Equity Incentive Plan reserve increase effective January 1, 2024	7,254,113
Stock options and restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(8,628,958)
Stock options, restricted stock units and the maximum market-based restricted stock units forfeited or expired	3,330,859
Shares available for grant at June 30, 2024	17,255,777

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the six months ended June 30, 2024 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2023	12,875,045	$15.90
Stock options granted	1,008,364	3.99
Stock options forfeited	(696,147)	11.57
Stock options expired	(319,633)	23.83
Stock options exercised	(45,900)	1.61
Stock options outstanding at June 30, 2024	12,821,729	$15.05	$120
Stock options vested and exercisable at June 30, 2024	9,795,534	$16.09	$120

The weighted-average remaining contractual life for stock options outstanding as of June 30, 2024 was 5.8 years. The weighted-average remaining contractual life for vested and exercisable stock options as of June 30, 2024 was 4.9 years.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the six months ended June 30, 2024 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2023	9,669,460	$10.32
Restricted stock units granted	5,406,574	3.99
Restricted stock units forfeited	(2,019,499)	8.11
Restricted stock units vested	(2,334,037)	10.96
Nonvested restricted stock units outstanding at June 30, 2024	10,722,498	$7.40

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Market-Based Restricted Stock Units

In addition to the restricted stock units described above, our board of directors granted awards of market-based restricted stock units to our chief executive officer, former chief financial officer, president/chief operating officer and chief scientific officer in March 2024, and granted an award of market-based restricted stock units to our current chief financial officer in May 2024. The shares of common stock that may be earned under the awards granted to our chief executive officer, former chief financial officer (prior to his separation from the company), president/chief operating officer, chief scientific officer and current chief financial officer, which range from zero shares to 709,220 shares, 295,580 shares, 350,000 shares, 709,220 shares and 150,000 shares, respectively, are calculated based on our total shareholder return during a three-year performance period as measured against that of the group of companies comprising the S&P Biotechnology Select Industry Index as of the grant date or other applicable date, subject to certain adjustments to such index group. Except as expressly provided in the terms of each award's agreement, vesting is subject to the respective grantee's continuous service through the end of the three-year performance period. The market-based restricted stock units granted to our former chief financial officer, which had a grant date fair value of $6.49, were forfeited in April 2024 upon his separation from the company. The remaining market-based restricted stock units, along with those granted in March 2022 and March 2023, which had a weighted-average grant date fair value per share of $15.13 and under which zero shares to 1,912,674 shares may be earned, were outstanding as of June 30, 2024.

Grant Date Fair Value of Stock Options, Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the six months ended June 30, 2024 and 2023 were estimated using the Black-Scholes option-pricing model with the following assumptions:

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

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2024 and 2023 was $2.70 and $5.61, respectively.

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2024 and 2023 was $3.99 and $8.39, respectively.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the six months ended June 30, 2024 and 2023 was $6.49 and $13.82, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. The weighted-average grant date fair value per share of the target payout level of the market-based restricted stock units outstanding as of June 30, 2024, 1,915,557 shares, was $10.80. The aggregate share-based compensation expense of the market-based restricted stock units granted during the six months ended June 30, 2024 and 2023 was $7.2 million and $9.8 million, respectively, and is recognized on a straight-line basis over the respective grants' performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense will be reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

The compensation cost related to stock options, restricted stock units and market-based restricted stock units for the three and six months ended June 30, 2024 and 2023, respectively, are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$1,011	$1,061	$1,917	$2,355
Research and development	4,170	5,531	8,854	10,080
Sales and marketing	3,177	4,439	6,190	7,870
General and administrative	4,600	6,314	10,295	11,711
Total share-based compensation expense	$12,958	$17,345	$27,256	$32,016

As of June 30, 2024, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$21,345	1.73
Nonvested restricted stock units	68,059	2.58
Nonvested market-based restricted stock units	12,090	2.05

12. Restructurings

During the three months ended March 31, 2024, we implemented a restructuring plan to better align our organization to our two operating segments: MRD and Immune Medicine. We incurred aggregate restructuring costs of $1.0 million, which primarily related to one-time termination benefits and ongoing benefit arrangements. All of these restructuring costs have been paid as of June 30, 2024.

During the three months ended June 30, 2024, we implemented additional restructuring initiatives which impacted certain planned software enhancements and resulted in the consolidation of certain research and development workflows. The impacted software enhancements were primarily associated with our laboratory information management systems. As part of these restructurings, we had long-lived assets that were no longer being utilized and we vacated certain leased space in South San Francisco, California. As such, we assessed the related assets for impairment by first comparing their carrying amounts to the future net undiscounted cash flows projected to be generated over their remaining lease terms or depreciable lives, as applicable. The carrying amounts were all found to be unrecoverable, thus we assessed the fair values of the assets. The extent to which the carrying amounts of the assets exceed their fair values represents the impairment costs to be recognized. As a result of our assessments, we recognized $7.2 million of impairment charges. Of the $7.2 million charges recognized, $1.1 million and $3.3 million relates to the right-of-use asset and related long-lived assets (namely laboratory equipment and leasehold improvements), respectively, associated with certain of our leased space in South San Francisco, California. The remaining $2.8 million recognized relates to the impairment of long-lived assets associated with our halted software enhancements. We also incurred an additional $0.7 million in restructuring costs primarily related to one-time termination benefits and ongoing benefit arrangements, $0.6 million of which were paid as of June 30, 2024.

In total, we recognized restructuring costs of $8.9 million during the six months ended June 30, 2024. The activities related to these restructurings were primarily completed as of June 30, 2024.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to our common shareholders for the three and six months ended June 30, 2024 and 2023, respectively (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to Adaptive Biotechnologies Corporation	$(46,222)	$(47,810)	$(93,729)	$(105,509)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	147,414,095	144,397,693	146,600,811	143,956,867
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.31)	$(0.33)	$(0.64)	$(0.73)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to our common shareholders for the three and six months ended June 30, 2024 and 2023, respectively, as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options outstanding	13,055,050	14,556,602	13,070,461	14,180,632
Nonvested restricted stock units outstanding	11,174,598	11,007,405	10,757,897	8,956,361
Maximum nonvested market-based restricted stock units outstanding eligible to be earned	3,771,579	1,912,674	3,159,668	1,411,126
Total	28,001,227	27,476,681	26,988,026	24,548,119

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

The following tables set forth our segment information for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30, 2024
	MRD	Immune Medicine	Unallocated Corporate	Total
Revenue	$35,284	$7,906	$—	$43,190
Operating expenses	58,361	26,133	6,014	90,508
Adjusted EBITDA(1)	(11,289)	(7,033)	(3,124)	(21,446)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(23,077)	$(18,228)	$(4,943)	$(46,248)
Net loss attributable to noncontrolling interest	—	—	26	26
Net loss attributable to Adaptive Biotechnologies Corporation	(23,077)	(18,228)	(4,917)	(46,222)
Interest and other income, net	—	—	(3,766)	(3,766)
Interest expense(2)	—	—	2,696	2,696
Depreciation and amortization expense	2,604	1,967	432	5,003
Impairment of long-lived assets(3)	2,819	4,386	—	7,205
Restructuring expense(3)	561	119	—	680
Share-based compensation expense(4)	5,804	4,723	2,431	12,958
Adjusted EBITDA(1)	$(11,289)	$(7,033)	$(3,124)	$(21,446)

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three Months Ended June 30, 2023
	MRD	Immune Medicine	Unallocated Corporate	Total
Revenue	$25,882	$23,044	$—	$48,926
Operating expenses	58,944	30,681	7,119	96,744
Adjusted EBITDA(1)	(23,079)	1,264	(3,004)	(24,819)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(33,063)	$(7,636)	$(7,112)	$(47,811)
Net loss attributable to noncontrolling interest	—	—	1	1
Net loss attributable to Adaptive Biotechnologies Corporation	(33,063)	(7,636)	(7,111)	(47,810)
Interest and other income, net	—	—	(3,612)	(3,612)
Interest expense(2)	—	—	3,605	3,605
Depreciation and amortization expense	2,267	2,608	778	5,653
Share-based compensation expense(4)	7,717	6,292	3,336	17,345
Adjusted EBITDA(1)	$(23,079)	$1,264	$(3,004)	$(24,819)

	Six Months Ended June 30, 2024
	MRD	Immune Medicine	Unallocated Corporate	Total
Revenue	$67,910	$17,153	$—	$85,063
Operating expenses	118,247	49,974	12,922	181,143
Adjusted EBITDA(1)	(28,548)	(13,960)	(7,118)	(49,626)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(50,337)	$(32,821)	$(10,623)	$(93,781)
Net loss attributable to noncontrolling interest	—	—	52	52
Net loss attributable to Adaptive Biotechnologies Corporation	(50,337)	(32,821)	(10,571)	(93,729)
Interest and other income, net	—	—	(7,988)	(7,988)
Interest expense(2)	—	—	5,689	5,689
Depreciation and amortization expense	5,305	4,049	863	10,217
Impairment of long-lived assets(3)	2,819	4,386	—	7,205
Restructuring expense(3)	1,028	696	—	1,724
Share-based compensation expense(4)	12,637	9,730	4,889	27,256
Adjusted EBITDA(1)	$(28,548)	$(13,960)	$(7,118)	$(49,626)

	Six Months Ended June 30, 2023
	MRD	Immune Medicine	Unallocated Corporate	Total
Revenue	$47,309	$39,264	$—	$86,573
Operating expenses	114,969	62,353	14,262	191,584
Adjusted EBITDA(1)	(49,465)	(6,163)	(6,289)	(61,917)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(67,660)	$(23,088)	$(14,763)	$(105,511)
Net loss attributable to noncontrolling interest	—	—	2	2
Net loss attributable to Adaptive Biotechnologies Corporation	(67,660)	(23,088)	(14,761)	(105,509)
Interest and other income, net	—	—	(6,636)	(6,636)
Interest expense(2)	—	—	7,136	7,136
Depreciation and amortization expense	4,323	5,361	1,392	11,076
Share-based compensation expense(4)	13,872	11,564	6,580	32,016
Adjusted EBITDA(1)	$(49,465)	$(6,163)	$(6,289)	$(61,917)

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

(3) Represents expenses recognized in conjunction with restructuring activities. See Note 12, Restructurings for details on our restructuring expenses.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) Represents share-based compensation expense related to stock option, restricted stock unit and market-based restricted stock unit awards. See Note 11, Equity Incentive Plans for details on our share-based compensation expense.

Segment information for the three and six months ended June 30, 2023 is presented on a comparable basis to that of the current periods and is based on judgments and allocation methods from our organizational changes implemented during the three months ended March 31, 2024.

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

We recognized revenue of $43.2 million and $48.9 million for the three months ended June 30, 2024 and 2023, respectively, and $85.1 million and $86.6 million for the six months ended June 30, 2024 and 2023, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $46.2 million and $47.8 million for the three months ended June 30, 2024 and 2023, respectively, and $93.7 million and $105.5 million for the six months ended June 30, 2024 and 2023, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, revenue and proceeds from the revenue interest purchase agreement we entered into in September 2022 with OrbiMed Royalty & Credit Opportunities IV, LP, an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchase Agreement”). As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $291.9 million and $346.4 million, respectively.

Restructurings

During the six months ended June 30, 2024, we implemented various restructuring plans which better aligned our organization to our two operating segments, impacted certain planned software enhancements and resulted in the consolidation of certain research and development workflows. The software enhancements were primarily associated with our laboratory information management systems. As part of these restructurings, we reduced our workforce, had long-lived assets that were no longer being utilized and vacated certain leased space in South San Francisco, California. As such, we recognized restructuring costs of $7.9 million and $8.9 million during the three and six months ended June 30, 2024, respectively, of which $7.2 million related to impairment charges. The activities related to these restructurings were primarily completed as of June 30, 2024.

Adaptive Biotechnologies Corporation

Segment Information

In 2024, in connection with an organizational realignment, we began operating our business as two reporting segments: MRD and Immune Medicine. These segments are organized by market opportunity in commercial diagnostics and drug discovery, respectively. See Note 14, Segment Information of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information regarding our segments and the assumptions used to allocate shared expenses. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—2023 Quarterly Segment Information” included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 filed with the SEC on May 7, 2024 for quarterly 2023 segment information.

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

Adaptive Biotechnologies Corporation

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

We expect general and administrative expenses to experience moderate increases in the short term and to decrease as a percentage of revenue in the long term.

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

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statements of Operations Data:
Revenue	$43,190	$48,926	$85,063	$86,573
Operating expenses
Cost of revenue	19,317	17,910	37,368	36,591
Research and development	25,353	32,237	55,598	64,838
Sales and marketing	20,314	23,872	42,633	46,180
General and administrative	17,895	22,302	37,492	43,133
Amortization of intangible assets	424	423	847	842
Impairment of long-lived assets	7,205	—	7,205	—
Total operating expenses	90,508	96,744	181,143	191,584
Loss from operations	(47,318)	(47,818)	(96,080)	(105,011)
Interest and other income, net	3,766	3,612	7,988	6,636
Interest expense	(2,696)	(3,605)	(5,689)	(7,136)
Net loss	(46,248)	(47,811)	(93,781)	(105,511)
Add: Net loss attributable to noncontrolling interest	26	1	52	2
Net loss attributable to Adaptive Biotechnologies Corporation	$(46,222)	$(47,810)	$(93,729)	$(105,509)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.31)	$(0.33)	$(0.64)	$(0.73)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	147,414,095	144,397,693	146,600,811	143,956,867
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(21,446)	$(24,819)	$(49,626)	$(61,917)

(1) Adjusted EBITDA is a non-GAAP financial measure that we define as net loss attributable to Adaptive Biotechnologies Corporation adjusted for interest and other income, net, interest expense, income tax (expense) benefit, depreciation and amortization expense, impairment costs for long-lived assets, restructuring expense and share-based compensation expense. See “Adjusted EBITDA” below for a reconciliation between Adjusted EBITDA and net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, and a discussion about the limitations of Adjusted EBITDA.

Adaptive Biotechnologies Corporation

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
MRD revenue
Service revenue	$32,284	$25,882	$6,402	25%
Regulatory milestone revenue	3,000	—	3,000	*
Total MRD revenue	35,284	25,882	9,402	36	82%	53%
Immune Medicine revenue
Service revenue	6,148	5,508	640	12
Collaboration revenue	1,758	17,536	(15,778)	(90)
Total Immune Medicine revenue	7,906	23,044	(15,138)	(66)	18%	47%
Total revenue	$43,190	$48,926	$(5,736)	(12)	100%	100%
* Not applicable

The $9.4 million increase in MRD revenue was primarily due to a $7.2 million increase in revenue generated from providing clonoSEQ to clinical customers, a $3.0 million increase in revenue recognized upon the achievement of regulatory milestones by one of our biopharmaceutical customers and a $0.2 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. These increases were partially offset by a $0.8 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 36% to 18,520 tests delivered in the three months ended June 30, 2024 from 13,665 tests delivered in the three months ended June 30, 2023.

The $15.1 million decrease in Immune Medicine revenue was primarily due to a $15.7 million decrease in revenue generated from the Genentech Agreement, which resulted from decreased collaboration expenses and decreased revenue recognized from the $10.0 million regulatory milestone achieved in May 2023, partially offset by a $0.6 million increase in revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Cost of revenue	$19,317	$17,910	$1,407	8%	45%	37%

The $1.4 million increase in cost of revenue was primarily attributable to a $2.4 million increase in cost of materials, $1.4 million of which was primarily related to an increase in inventory reserve expense and $1.0 million of which resulted from increased revenue sample volume. There was also a $0.9 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples and a $0.5 million increase in shipping and handling expenses. These increases were partially offset by a $2.7 million decrease in overhead costs, which was largely driven by reduced headcount and laboratory relocation and consolidation activities.

Research and Development

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Research and development	$25,353	$32,237	$(6,884)	(21)%	59%	66%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Research and development materials and allocated production laboratory expenses	$3,416	$5,961	$(2,545)
Personnel expenses	15,706	19,588	(3,882)
Allocable facilities and information technology expenses	2,717	3,179	(462)
Software and cloud services expenses	1,153	743	410
Depreciation and other expenses	2,361	2,766	(405)
Total	$25,353	$32,237	$(6,884)

Adaptive Biotechnologies Corporation

The $6.9 million decrease in research and development expenses was primarily attributable to a $3.9 million decrease in personnel costs and a $2.5 million decrease in cost of materials and allocated production laboratory expenses, which was driven primarily by decreased investments in drug discovery efforts, including collaboration efforts with Genentech, and decreased TCR-Antigen Map development activities.

Sales and Marketing

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Sales and marketing	$20,314	$23,872	$(3,558)	(15)%	47%	49%

The $3.6 million decrease in sales and marketing expenses was primarily attributable to a $3.0 million decrease in personnel costs, driven primarily by reduced headcount, and a $0.9 million decrease in marketing expenses, which was largely driven by reduced clonoSEQ marketing activities. These decreases were partially offset by a $0.7 million increase in computer and software expenses.

General and Administrative

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
General and administrative	$17,895	$22,302	$(4,407)	(20)%	41%	46%

The $4.4 million decrease in general and administrative expenses was primarily attributable to a $2.8 million decrease in personnel costs, driven primarily by reduced headcount, a $0.7 million decrease in building, facility and depreciation related expenses driven largely by office space transitions made to support laboratory consolidation activities, a $0.5 million decrease in consultant costs, a $0.3 million decrease in insurance costs, a $0.3 million decrease in computer and software expenses and a $0.3 million decrease in accounting and legal fees. These decreases were partially offset by a $0.6 million increase in third-party billing service fees.

Impairment of Long-Lived Assets

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Impairment of long-lived assets	$7,205	$—	$7,205	*	17%	0%
* Not applicable

The $7.2 million increase in impairment of long-lived assets expenses was attributable to us impairing certain long-lived assets and us vacating certain leased space as a result of various restructuring activities in 2024.

Interest and Other Income, Net

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%
Interest and other income, net	$3,766	$3,612	$154	4%

The $0.2 million increase in interest and other income, net was primarily attributable to an increase in net interest income and investment amortization driven by increased interest rates and related yields of our invested cash and cash equivalents and marketable securities.

Interest Expense

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%
Interest expense	$(2,696)	$(3,605)	$909	(25)%

The $0.9 million decrease in interest expense was attributable to a change in our assumptions regarding the timeframe in which our Purchase Agreement will be fully repaid.

Adaptive Biotechnologies Corporation

Segment Adjusted EBITDA

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%
MRD Adjusted EBITDA(1)	$(11,289)	$(23,079)	$11,790	(51)%
Immune Medicine Adjusted EBITDA(1)	(7,033)	1,264	(8,297)	(656)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation for how it is calculated and used by management.

The $11.8 million reduction in MRD Adjusted EBITDA deficit was primarily attributable to a $9.4 million increase in MRD revenue and reductions in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA.

The $8.3 million increase in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a $15.1 million reduction in Immune Medicine revenue, which was partially offset by a reduction in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA. The primary driver of this reduction relates to research and development activities.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
MRD revenue
Service revenue	$60,410	$47,309	$13,101	28%
Regulatory milestone revenue	7,500	—	7,500	*
Total MRD revenue	67,910	47,309	20,601	44	80%	55%
Immune Medicine revenue
Service revenue	10,707	12,610	(1,903)	(15)
Collaboration revenue	6,446	26,654	(20,208)	(76)
Total Immune Medicine revenue	17,153	39,264	(22,111)	(56)	20%	45%
Total revenue	$85,063	$86,573	$(1,510)	(2)	100%	100%
* Not applicable

The $20.6 million increase in MRD revenue was primarily due to a $13.1 million increase in revenue generated from providing clonoSEQ to clinical customers, a $7.5 million increase in revenue recognized upon the achievement of regulatory milestones by our biopharmaceutical customers and a $1.6 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. These increases were partially offset by a $1.5 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 38% to 35,560 tests delivered in the six months ended June 30, 2024 from 25,744 tests delivered in the six months ended June 30, 2023.

The $22.1 million decrease in Immune Medicine revenue was primarily due to a $20.3 million decrease in revenue generated from the Genentech Agreement, which resulted from decreased collaboration expenses and decreased revenue recognized from the $10.0 million regulatory milestone achieved in May 2023, and a $1.9 million decrease in revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Cost of revenue	$37,368	$36,591	$777	2%	44%	42%

The $0.8 million increase in cost of revenue was primarily attributable to a $2.4 million increase in cost of materials, $1.7 million of which resulted from increased revenue sample volume and $0.7 million of which was primarily related to an increase in inventory reserve expense. There was also a $1.2 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples and a $0.6 million increase in shipping and handling expenses. These increases were partially offset by a $4.0 million decrease in overhead costs, which was largely driven by reduced headcount and laboratory relocation and consolidation activities.

Adaptive Biotechnologies Corporation

Research and Development

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Research and development	$55,598	$64,838	$(9,240)	(14)%	65%	75%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Research and development materials and allocated production laboratory expenses	$8,405	$12,067	$(3,662)
Personnel expenses	34,529	38,619	(4,090)
Allocable facilities and information technology expenses	5,547	5,886	(339)
Software and cloud services expenses	2,442	1,727	715
Depreciation and other expenses	4,675	6,539	(1,864)
Total	$55,598	$64,838	$(9,240)

The $9.2 million decrease in research and development expenses was primarily attributable to a $4.1 million decrease in personnel costs and a $3.7 million decrease in cost of materials and allocated production laboratory expenses, which was driven primarily by decreased investments in drug discovery efforts, including collaboration efforts with Genentech, and decreased TCR-Antigen Map development activities. There was also a $1.9 million decrease in depreciation and other expenses, which was largely driven by a $1.7 million decrease in costs related to collaboration studies related to Immune Medicine. These decreases were partially offset by a $0.7 million increase in software and cloud services expenses.

Sales and Marketing

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Sales and marketing	$42,633	$46,180	$(3,547)	(8)%	50%	53%

The $3.5 million decrease in sales and marketing expenses was primarily attributable to a $3.3 million decrease in personnel costs, driven primarily by reduced headcount. There was also a $0.8 million decrease in marketing expenses, driven largely by reduced clonoSEQ marketing activities, followed by reduced research and corporate marketing activities, respectively, a $0.7 million decrease in allocated facility costs and a $0.6 million decrease in travel and customer event related expenses. These decreases were partially offset by a $1.5 million increase in computer and software expenses.

General and Administrative

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
General and administrative	$37,492	$43,133	$(5,641)	(13)%	44%	50%

The $5.6 million decrease in general and administrative expenses was primarily attributable to a $3.0 million decrease in personnel costs, driven primarily by reduced headcount, a $2.0 million decrease in building, facility and depreciation related expenses driven by office space transitions made to support laboratory consolidation activities, a $0.6 million decrease in insurance costs, a $0.5 million decrease in consultant costs and a $0.4 million decrease in accounting and legal fees. These decreases were partially offset by a $1.1 million increase in third-party billing service fees.

Impairment of Long-Lived Assets

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Impairment of long-lived assets	$7,205	$—	$7,205	*	8%	0%
* Not applicable

The $7.2 million increase in impairment of long-lived assets expenses was attributable to us impairing certain long-lived assets and us vacating certain leased space as a result of various restructuring activities in 2024.

Adaptive Biotechnologies Corporation

Interest and Other Income, Net

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%
Interest and other income, net	$7,988	$6,636	$1,352	20%

The $1.4 million increase in interest and other income, net was primarily attributable to an increase in net interest income and investment amortization driven by increased interest rates and related yields of our invested cash and cash equivalents and marketable securities.

Interest Expense

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%
Interest expense	$(5,689)	$(7,136)	$1,447	(20)%

The $1.4 million decrease in interest expense was attributable to a change in our assumptions regarding the timeframe in which our Purchase Agreement will be fully repaid.

Segment Adjusted EBITDA

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%
MRD Adjusted EBITDA(1)	$(28,548)	$(49,465)	$20,917	(42)%
Immune Medicine Adjusted EBITDA(1)	(13,960)	(6,163)	(7,797)	127

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation for how it is calculated and used by management.

The $20.9 million reduction in MRD Adjusted EBITDA deficit was primarily attributable to a $20.6 million increase in MRD revenue.

The $7.8 million increase in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a $22.1 million reduction in Immune Medicine revenue, which was partially offset by a reduction in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA. The primary driver of this reduction relates to research and development activities.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss attributable to Adaptive Biotechnologies Corporation adjusted for interest and other income, net, interest expense, income tax (expense) benefit, depreciation and amortization expense, impairment costs for long-lived assets, restructuring expense and share-based compensation expense. We define our segment Adjusted EBITDA in the same way to the extent the net loss attributable to Adaptive Biotechnologies Corporation and adjustments are allocable to each segment. See Note 14, Segment Information of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information regarding segment Adjusted EBITDA.

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

Adaptive Biotechnologies Corporation

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

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to Adaptive Biotechnologies Corporation	$(46,222)	$(47,810)	$(93,729)	$(105,509)
Interest and other income, net	(3,766)	(3,612)	(7,988)	(6,636)
Interest expense(1)	2,696	3,605	5,689	7,136
Depreciation and amortization expense	5,003	5,653	10,217	11,076
Impairment of long-lived assets(2)	7,205	—	7,205	—
Restructuring expense(2)	680	—	1,724	—
Share-based compensation expense(3)	12,958	17,345	27,256	32,016
Adjusted EBITDA	$(21,446)	$(24,819)	$(49,626)	$(61,917)

(1) Represents costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. See Note 8, Revenue Interest Purchase Agreement of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on the Purchase Agreement.

(2) Represents expenses recognized in conjunction with restructuring activities. See Note 12, Restructurings for details on our restructuring expenses.

(3) Represents share-based compensation expense related to stock option, restricted stock unit and market-based restricted stock unit awards. See Note 11, Equity Incentive Plans of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through June 30, 2024, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of June 30, 2024, we had an accumulated deficit of $1.2 billion.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, and, to a lesser extent, revenue and proceeds from the Purchase Agreement. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $291.9 million.

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

Cash Flows

The following table summarizes our uses and sources of cash for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(55,656)	$(82,708)
Net cash provided by investing activities	50,386	100,302
Net cash provided by financing activities	74	2,141

Operating Activities

Cash used in operating activities during the six months ended June 30, 2024 was $55.7 million, which was primarily attributable to a net loss of $93.8 million and a net change in operating assets and liabilities of $7.5 million, partially offset by noncash share-based compensation of $27.3 million, noncash impairment of long-lived assets of $7.2 million related to our restructuring activities, noncash depreciation and amortization of $5.5 million, noncash lease expense of $2.7 million, noncash interest expense related to the Purchase Agreement of $1.4 million and inventory reserve expense of $1.4 million. The net change in operating assets and liabilities was primarily driven by a $4.8 million decrease in operating lease right-of-use assets and liabilities, a $3.5 million reduction in accounts payable and accrued liabilities driven largely by the payout of our corporate bonus during the three months ended March 31, 2024, and a $2.4 million reduction in deferred revenue. These changes were partially offset by a $2.4 million decrease in accounts receivable, net and a $0.5 million decrease in prepaid expenses and other current assets driven largely by a decrease in prepaid insurance charges.

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

Adaptive Biotechnologies Corporation

Investing Activities

Cash provided by investing activities during the six months ended June 30, 2024 was $50.4 million, which was primarily attributable to proceeds from maturities of marketable securities of $189.8 million, partially offset by purchases of marketable securities of $136.2 million and purchases of property and equipment of $3.2 million.

Cash provided by investing activities during the six months ended June 30, 2023 was $100.3 million, which was primarily attributable to proceeds from maturities of marketable securities of $295.4 million, partially offset by purchases of marketable securities of $188.5 million and purchases of property and equipment of $6.6 million.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2024 was $0.1 million, which was attributable to proceeds from the exercise of stock options.

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
•
goodwill; and
•
recoverability and impairment of long-lived assets.

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.

Adaptive Biotechnologies Corporation

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of June 30, 2024, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 23, 2024, Stacy Taylor, Senior Vice President, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading plan. Ms. Taylor’s plan provides for the sale of up to 26,922 shares of our common stock until December 31, 2024. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

Adaptive Biotechnologies Corporation

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report
3.1	Amended and Restated Articles of Incorporation	8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws	8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019	S-1	333-231838	4.1	5/30/2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)					X

Adaptive Biotechnologies Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adaptive Biotechnologies Corporation

Date: August 1, 2024	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Kyle Piskel
Kyle Piskel
Chief Financial Officer (Principal Financial Officer)