Form 10-Q
period 2024-09-30
Adaptive Biotechnologies Corp
filed 2024-11-07
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 147,579,486 shares of common stock, $0.0001 par value per share, outstanding.

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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$38,084	$65,064
Short-term marketable securities (amortized cost of $204,757 and $281,122, respectively)	205,245	281,337
Accounts receivable, net	40,814	37,969
Inventory	11,955	14,448
Prepaid expenses and other current assets	12,247	11,370
Total current assets	308,345	410,188
Long-term assets
Property and equipment, net	51,314	68,227
Operating lease right-of-use assets	46,530	52,096
Long-term marketable securities (amortized cost of $23,857)	23,866	—
Restricted cash	2,978	2,932
Intangible assets, net	3,853	5,128
Goodwill	118,972	118,972
Other assets	2,648	3,591
Total assets	$558,506	$661,134
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$7,351	$7,719
Accrued liabilities	6,062	8,597
Accrued compensation and benefits	12,337	13,685
Current portion of operating lease liabilities	10,021	9,384
Current portion of deferred revenue	51,856	48,630
Total current liabilities	87,627	88,015
Long-term liabilities
Operating lease liabilities, less current portion	81,804	89,388
Deferred revenue, less current portion	32,781	44,793
Revenue interest liability, net	132,700	130,660
Other long-term liabilities	20	—
Total liabilities	334,932	352,856
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at September 30, 2024 and December 31, 2023; 147,561,586 and 145,082,271 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	1,493,394	1,452,502
Accumulated other comprehensive gain	497	215
Accumulated deficit	(1,270,132)	(1,144,332)
Total Adaptive Biotechnologies Corporation shareholders’ equity	223,773	308,399
Noncontrolling interest	(199)	(121)
Total shareholders’ equity	223,574	308,278
Total liabilities and shareholders’ equity	$558,506	$661,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$46,435	$37,919	$131,498	$124,492
Operating expenses
Cost of revenue	16,667	19,346	54,035	55,937
Research and development	24,163	28,533	79,761	93,371
Sales and marketing	20,551	20,493	63,184	66,673
General and administrative	17,258	20,075	54,750	63,208
Amortization of intangible assets	428	428	1,275	1,270
Impairment of long-lived assets	—	—	7,205	—
Total operating expenses	79,067	88,875	260,210	280,459
Loss from operations	(32,632)	(50,956)	(128,712)	(155,967)
Interest and other income, net	3,474	4,282	11,462	10,918
Interest expense	(2,939)	(3,652)	(8,628)	(10,788)
Net loss	(32,097)	(50,326)	(125,878)	(155,837)
Add: Net loss attributable to noncontrolling interest	26	26	78	28
Net loss attributable to Adaptive Biotechnologies Corporation	$(32,071)	$(50,300)	$(125,800)	$(155,809)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.22)	$(0.35)	$(0.86)	$(1.08)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	147,516,398	144,704,868	146,908,234	144,208,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(32,097)	$(50,326)	$(125,878)	$(155,837)
Other comprehensive income
Change in unrealized gains and losses on investments	679	643	282	3,866
Comprehensive loss	(31,418)	(49,683)	(125,596)	(151,971)
Add: Comprehensive loss attributable to noncontrolling interest	26	26	78	28
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(31,392)	$(49,657)	$(125,518)	$(151,943)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive (Loss) Gain	Deficit	Interest	Shareholders’ Equity
Balance at June 30, 2023	144,645,118	$14	$1,421,506	$(893)	$(1,024,591)	$(69)	$395,967
Issuance of common stock for cash upon exercise of stock options	20,000	—	17	—	—	—	17
Vesting of restricted stock units	107,633	—	—	—	—	—	—
Share-based compensation expense	—	—	15,336	—	—	—	15,336
Other comprehensive income	—	—	—	643	—	—	643
Net loss	—	—	—	—	(50,300)	(26)	(50,326)
Balance at September 30, 2023	144,772,751	$14	$1,436,859	$(250)	$(1,074,891)	$(95)	$361,637

Balance at June 30, 2024	147,462,201	$14	$1,479,832	$(182)	$(1,238,061)	$(173)	$241,430
Issuance of common stock for cash upon exercise of stock options	20,000	—	40	—	—	—	40
Vesting of restricted stock units	79,385	—	—	—	—	—	—
Share-based compensation expense	—	—	13,522	—	—	—	13,522
Other comprehensive income	—	—	—	679	—	—	679
Net loss	—	—	—	—	(32,071)	(26)	(32,097)
Balance at September 30, 2024	147,561,586	$14	$1,493,394	$497	$(1,270,132)	$(199)	$223,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive (Loss) Gain	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2022	143,105,002	$14	$1,387,349	$(4,116)	$(919,082)	$(67)	$464,098
Issuance of common stock for cash upon exercise of stock options	367,405	—	2,158	—	—	—	2,158
Vesting of restricted stock units	1,300,344	—	—	—	—	—	—
Share-based compensation expense	—	—	47,352	—	—	—	47,352
Other comprehensive income	—	—	—	3,866	—	—	3,866
Net loss	—	—	—	—	(155,809)	(28)	(155,837)
Balance at September 30, 2023	144,772,751	$14	$1,436,859	$(250)	$(1,074,891)	$(95)	$361,637

Balance at December 31, 2023	145,082,271	$14	$1,452,502	$215	$(1,144,332)	$(121)	$308,278
Issuance of common stock for cash upon exercise of stock options	65,900	—	114	—	—	—	114
Vesting of restricted stock units, net	2,413,415	—	—	—	—	—	—
Share-based compensation expense	—	—	40,778	—	—	—	40,778
Other comprehensive income	—	—	—	282	—	—	282
Net loss	—	—	—	—	(125,800)	(78)	(125,878)
Balance at September 30, 2024	147,561,586	$14	$1,493,394	$497	$(1,270,132)	$(199)	$223,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(125,878)	$(155,837)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	13,533	15,569
Noncash lease expense	3,985	5,491
Share-based compensation expense	40,778	47,352
Intangible assets amortization	1,275	1,270
Investment amortization	(6,750)	(6,225)
Impairment of long-lived assets	7,205	—
Inventory reserve	1,446	931
Noncash interest expense	2,039	4,563
Other	153	165
Changes in operating assets and liabilities
Accounts receivable, net	(2,845)	8,798
Inventory	1,990	(6,815)
Prepaid expenses and other current assets	(877)	(3,964)
Accounts payable and accrued liabilities	(3,593)	(10,746)
Operating lease right-of-use assets and liabilities	(6,418)	(6,688)
Deferred revenue	(8,786)	(23,180)
Other	22	(76)
Net cash used in operating activities	(82,721)	(129,392)
Investing activities
Purchases of property and equipment	(3,584)	(9,399)
Purchases of marketable securities	(199,458)	(307,563)
Proceeds from maturities of marketable securities	258,715	443,402
Net cash provided by investing activities	55,673	126,440
Financing activities
Proceeds from exercise of stock options	114	2,158
Net cash provided by financing activities	114	2,158
Net decrease in cash, cash equivalents and restricted cash	(26,934)	(794)
Cash, cash equivalents and restricted cash at beginning of year	67,996	92,428
Cash, cash equivalents and restricted cash at end of period	$41,062	$91,634
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$29	$1,308
Supplemental disclosure of cash flow information
Cash paid for interest	$6,542	$7,089

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, share-based compensation, imputing interest for our revenue interest purchase agreement (the “Purchase Agreement”), the provision for income taxes, including related reserves, the analysis of goodwill impairment and the recoverability and impairment of long-lived assets, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

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

Segment Information

We operate as two operating and reportable segments: Minimal Residual Disease (“MRD”) and Immune Medicine. We have determined that our chief executive officer is the chief operating decision maker (“CODM”). The CODM reviews operating results and other financial information presented at the MRD and Immune Medicine segment level, as well as on a consolidated basis, to make resource allocation decisions. The MRD and Immune Medicine segments are also our two reporting units.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restricted Cash

We had a restricted cash balance of $3.0 million and $2.9 million as of September 30, 2024 and December 31, 2023, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our property and facility leases.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The contract transaction price for agreements we enter into with biopharmaceutical customers to further develop and commercialize their therapeutics may consist of a combination of non-refundable upfront fees, separately priced MRD testing fees and milestone fees earned upon our customers’ achievement of certain regulatory approvals. Depending on the contract, these agreements include single or multiple performance obligations. Such performance obligations include providing services to support our customers’ therapeutic development efforts, including regulatory support where our technology is intended to be utilized as part of our customers’ registrational trials, developing analytical plans for our data, participating on joint committees, assisting in completing a regulatory submission and providing MRD testing services related to customer-provided samples for our customers' regulatory submissions. Generally, the support services, excluding MRD testing services, are not distinct within the context of the contract and thus are accounted for as a single performance obligation. The transaction price allocated to the respective performance obligations is estimated using an adjusted market assessment approach for the regulatory support services and a standalone selling price for the estimated MRD testing services. When MRD sample testing services are separately priced customer options, we assess if a material right exists and, if not, the customer option to purchase additional MRD sample testing services is not considered part of the contract. We recognize revenue related to MRD testing services over time using an output method based on the proportion of sample results delivered relative to the total amount of sample results expected to be delivered, when expected to be a faithful depiction of progress. We use the same method to recognize the regulatory support services. When an output method based on the proportion of sample results delivered is not expected to be a faithful depiction of progress, we utilize an input method using a cost-based model based on estimates of effort completed. Selecting the measure of progress and estimating progress to date requires significant judgment. Except for any non-refundable upfront fees, the other forms of compensation represent variable consideration. At contract inception, we fully constrain any consideration related to regulatory milestones, as the achievement of such milestones is subject to third-party regulatory approval and the customers’ own submission decision-making. Variable consideration related to regulatory milestones is estimated using the most likely amount method, where variable consideration is constrained until it is probable that a significant reversal of cumulative revenue will not occur. Milestone payments for regulatory approvals, which are not within our customers’ control, are not considered probable of being achieved until those approvals are received. Determining whether regulatory milestone payments are probable is an area that requires significant judgment. In making this assessment, we evaluate scientific, clinical, regulatory and other risks, as well as the level of effort and investment required to achieve the respective milestone.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which intends to enhance reportable segment disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance is to be applied retrospectively. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which primarily intends to enhance the rate reconciliation and income taxes paid disclosures. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the guidance is to be applied prospectively; retrospective application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which intends to improve financial reporting by requiring disclosure of additional information about specific expense categories. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the guidance is to be applied prospectively and may be applied retrospectively. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Revenue

We disaggregate our revenue from contracts with customers by business area and type of arrangement, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
MRD revenue
Service revenue	$32,470	$24,668	$92,880	$71,977
Regulatory milestone revenue	5,000	—	12,500	—
Total MRD revenue	37,470	24,668	105,380	71,977
Immune Medicine revenue
Service revenue	5,453	5,238	16,160	17,848
Collaboration revenue	3,512	8,013	9,958	34,667
Total Immune Medicine revenue	8,965	13,251	26,118	52,515
Total revenue	$46,435	$37,919	$131,498	$124,492

During the three months ended September 30, 2024, we recognized $1.5 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and $1.0 million in Immune Medicine service revenue related to cancelled customer contracts. During the three months ended September 30, 2023, we recognized $1.9 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and from cancelled customer contracts.

During the nine months ended September 30, 2024, we recognized $4.3 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and $1.1 million in Immune Medicine service revenue related to cancelled customer contracts. During the nine months ended September 30, 2023, we recognized $4.6 million in revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote, cancelled customer contracts and changes in estimates of total samples to be provided under certain of our agreements, $4.2 million of which was recognized as MRD service revenue and $0.4 million of which was recognized as Immune Medicine service revenue.

As of September 30, 2024, we could receive up to an additional $418.5 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

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

In total, we recognized $3.5 million and $8.0 million in Immune Medicine collaboration revenue during the three months ended September 30, 2024 and 2023, respectively, and $10.0 million and $34.7 million in Immune Medicine collaboration revenue during the nine months ended September 30, 2024 and 2023, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Deferred Revenue

Deferred revenue from the Genentech Agreement represents $14.1 million and $30.7 million of the current and non-current deferred revenue balances, respectively, as of September 30, 2024 and $13.6 million and $41.1 million of the current and non-current deferred revenue balances, respectively, as of December 31, 2023. We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately four years from September 30, 2024. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on various research and development activities.

Changes in deferred revenue during the nine months ended September 30, 2024 were as follows (in thousands):

Deferred revenue balance at December 31, 2023	$93,423
Additions to deferred revenue during the period	36,497
Revenue recognized during the period	(45,283)
Deferred revenue balance at September 30, 2024	$84,637

As of September 30, 2024, $27.4 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2023.

5. Fair Value Measurements

The following tables set forth the fair values of financial assets as of September 30, 2024 and December 31, 2023 that were measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$26,170	$—	$—	$26,170
Commercial paper	—	2,450	—	2,450
U.S. government treasury and agency securities	—	211,592	—	211,592
Corporate bonds	—	15,069	—	15,069
Total financial assets	$26,170	$229,111	$—	$255,281

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$45,123	$—	$—	$45,123
Commercial paper	—	10,630	—	10,630
U.S. government treasury and agency securities	—	264,426	—	264,426
Corporate bonds	—	6,281	—	6,281
Total financial assets	$45,123	$281,337	$—	$326,460

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Investments

Available-for-sale investments consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$2,443	$7	$—	$2,450
U.S. government treasury and agency securities	187,289	438	(1)	187,726
Corporate bonds	15,025	44	—	15,069
Total short-term marketable securities	$204,757	$489	$(1)	$205,245
Long-term marketable securities
U.S. government treasury securities	$23,857	$17	$(8)	$23,866
Total long-term marketable securities	$23,857	$17	$(8)	$23,866

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$10,630	$—	$—	$10,630
U.S. government treasury and agency securities	264,214	232	(20)	264,426
Corporate bonds	6,278	3	—	6,281
Total short-term marketable securities	$281,122	$235	$(20)	$281,337

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.3 million and $1.0 million was presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of September 30, 2024 and on the condensed consolidated balance sheet as of December 31, 2023, respectively.

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of September 30, 2024 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury and agency securities	$15,806	$(9)	$—	$—
Total available-for-sale securities	$15,806	$(9)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of September 30, 2024, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of September 30, 2024 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

7. Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, South San Francisco, California and Bothell, Washington. During the three months ended June 30, 2024, we vacated certain leased space in South San Francisco, California and incurred a related impairment charge. See Note 12, Restructurings for more information. As of September 30, 2024, we were not party to any finance leases.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance as of September 30, 2024 (in thousands):

2024 (excluding the nine months ended September 30, 2024)	$3,473
2025	14,098
2026	12,330
2027	11,944
2028	12,282
Thereafter	56,962
Total undiscounted lease payments	111,089
Less: Imputed interest rate	(19,264)
Total operating lease liabilities	91,825
Less: Current portion	(10,021)
Operating lease liabilities, less current portion	$81,804

During the nine months ended September 30, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities was $9.7 million and $10.3 million, respectively.

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

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period. The calculated effective interest rate as of September 30, 2024 was 8.8%.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table sets forth the revenue interest liability, net activity during the nine months ended September 30, 2024 (in thousands):

Revenue interest liability, net at December 31, 2023	$130,660
Interest expense	2,993
Revenue interest payable	(2,108)
Revenue interest liability, net at March 31, 2024	131,545
Interest expense	2,696
Revenue interest payable	(2,159)
Revenue interest liability, net at June 30, 2024	132,082
Interest expense	2,939
Revenue interest payable	(2,321)
Revenue interest liability, net at September 30, 2024	$132,700

Revenue interest payable of $2.3 million was included within the accounts payable balance on the unaudited condensed consolidated balance sheet as of September 30, 2024 and on the condensed consolidated balance sheet as of December 31, 2023.

9. Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of September 30, 2024.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2024, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	12,411,036
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	14,303,643
Shares available for future grant under the 2019 Equity Incentive Plan	17,817,054
Shares available for future grant under the Employee Stock Purchase Plan	5,686,170
Total shares of common stock reserved for future issuance	50,217,903

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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain awards granted to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of September 30, 2024, we had 39,820,950 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the nine months ended September 30, 2024 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2023	15,299,763
2019 Equity Incentive Plan reserve increase effective January 1, 2024	7,254,113
Stock options and restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(8,679,358)
Stock options, restricted stock units and the maximum market-based restricted stock units forfeited or expired	3,942,536
Shares available for grant at September 30, 2024	17,817,054

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the nine months ended September 30, 2024 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2023	12,875,045	$15.90
Stock options granted	1,008,364	3.99
Stock options forfeited	(710,677)	11.69
Stock options expired	(695,796)	19.19
Stock options exercised	(65,900)	1.72
Stock options outstanding at September 30, 2024	12,411,036	$15.06	$1,374
Stock options vested and exercisable at September 30, 2024	9,774,517	$16.21	$371

The weighted-average remaining contractual life for stock options outstanding as of September 30, 2024 was 5.7 years. The weighted-average remaining contractual life for vested and exercisable stock options as of September 30, 2024 was 5.0 years.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the nine months ended September 30, 2024 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2023	9,669,460	$10.32
Restricted stock units granted	5,456,974	4.00
Restricted stock units forfeited	(2,240,483)	8.02
Restricted stock units vested	(2,413,422)	11.00
Nonvested restricted stock units outstanding at September 30, 2024	10,472,529	$7.36

Market-Based Restricted Stock Units

In addition to the restricted stock units described above, our board of directors granted awards of market-based restricted stock units to our chief executive officer, former chief financial officer, president/chief operating officer and chief scientific officer in March 2024, and granted an award of market-based restricted stock units to our current chief financial officer in May 2024. The shares of common stock that may be earned under the awards granted to our chief executive officer, former chief financial officer (prior to his separation from the company), president/chief operating officer, chief scientific officer and current chief financial officer, which range from zero shares to 709,220 shares, 295,580 shares, 350,000 shares, 709,220 shares and 150,000 shares, respectively, are calculated based on our total shareholder return during a three-year performance period as measured against that of the group of companies comprising the S&P Biotechnology Select Industry Index as of the grant date or other applicable date, subject to certain adjustments to such index group. Except as expressly provided in the terms of each award's agreement, vesting is subject to the respective grantee's continuous service through the end of the three-year performance period. The market-based restricted stock units granted to our former chief financial officer, which had a grant date fair value of $6.49, were forfeited in April 2024 upon his separation from the company. The remaining market-based restricted stock units, along with those granted in March 2022 and March 2023, which had a weighted-average grant date fair value per share of $15.13 and under which zero shares to 1,912,674 shares may be earned, were outstanding as of September 30, 2024.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Grant Date Fair Value of Stock Options, Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the nine months ended September 30, 2024 and 2023 were estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Expected volatility—Until 2024, as we did not have sufficient trading history for our common stock, expected volatility was based on the historical volatility of our publicly traded industry peers utilizing a period of time consistent with our estimate of expected term. Beginning in 2024, expected volatility was based on a weighted average of our historical volatility and the historical volatility of our publicly traded industry peers utilizing a period of time consistent with our estimate of expected term.

Expected dividend yield—We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option valuation model.

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2024 and 2023 was $2.70 and $5.61, respectively.

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2024 and 2023 was $4.00 and $8.36, respectively.

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the nine months ended September 30, 2024 and 2023 was $6.49 and $13.82, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. The weighted-average grant date fair value per share of the target payout level of the market-based restricted stock units outstanding as of September 30, 2024, 1,915,557 shares, was $10.80. The aggregate share-based compensation expense of the market-based restricted stock units granted during the nine months ended September 30, 2024 and 2023 was $7.2 million and $9.8 million, respectively, and is recognized on a straight-line basis over the respective grants' performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense will be reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The compensation cost related to stock options, restricted stock units and market-based restricted stock units for the three and nine months ended September 30, 2024 and 2023, respectively, are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$952	$917	$2,869	$3,272
Research and development	4,217	5,187	13,071	15,267
Sales and marketing	3,131	3,241	9,321	11,111
General and administrative	5,222	5,991	15,517	17,702
Total share-based compensation expense	$13,522	$15,336	$40,778	$47,352

As of September 30, 2024, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$16,935	1.60
Nonvested restricted stock units	59,201	2.39
Nonvested market-based restricted stock units	10,350	1.85

12. Restructurings

During the three months ended March 31, 2024, we implemented a restructuring plan to better align our organization to our two operating segments: MRD and Immune Medicine. We incurred aggregate restructuring costs of $1.0 million, primarily related to one-time termination benefits and ongoing benefit arrangements, which were paid as of June 30, 2024.

During the three months ended June 30, 2024, we implemented additional restructuring initiatives which impacted certain planned software enhancements and resulted in the consolidation of certain research and development workflows. The impacted software enhancements were primarily associated with our laboratory information management systems. As part of these restructurings, we had long-lived assets that were no longer being utilized and we vacated certain leased space in South San Francisco, California. As such, we assessed the related assets for impairment by first comparing their carrying amounts to the future net undiscounted cash flows projected to be generated over their remaining lease terms or depreciable lives, as applicable. The carrying amounts were all found to be unrecoverable, thus we assessed the fair values of the assets. The extent to which the carrying amounts of the assets exceed their fair values represents the impairment costs to be recognized. As a result of our assessments, we recognized $7.2 million of impairment charges. Of the $7.2 million charges recognized, $1.1 million and $3.3 million relates to the right-of-use asset and related long-lived assets (namely laboratory equipment and leasehold improvements), respectively, associated with certain of our leased space in South San Francisco, California. The remaining $2.8 million recognized relates to the impairment of long-lived assets associated with our halted software enhancements. We also incurred an additional $0.7 million in restructuring costs primarily related to one-time termination benefits and ongoing benefit arrangements, all of which has been paid as of September 30, 2024.

Additionally, we incurred aggregate restructuring costs of $0.2 million during the three months ended September 30, 2024, which primarily related to one-time termination benefits and ongoing benefit arrangements. These restructuring costs have not been paid as of September 30, 2024.

In total, we recognized restructuring costs of $9.1 million during the nine months ended September 30, 2024. We expect the activities related to these restructurings to be complete as of December 31, 2024.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to our common shareholders for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to Adaptive Biotechnologies Corporation	$(32,071)	$(50,300)	$(125,800)	$(155,809)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	147,516,398	144,704,868	146,908,234	144,208,940
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.22)	$(0.35)	$(0.86)	$(1.08)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to our common shareholders for the three and nine months ended September 30, 2024 and 2023, respectively, as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options outstanding	12,520,579	13,806,283	12,885,829	14,054,478
Nonvested restricted stock units outstanding	10,578,591	10,301,308	10,697,694	9,575,868
Maximum nonvested market-based restricted stock units outstanding eligible to be earned	3,831,114	1,912,674	3,385,117	1,580,146
Total	26,930,284	26,020,265	26,968,640	25,210,492

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

The following tables set forth our segment information for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30, 2024
	MRD	Immune Medicine	Unallocated Corporate	Total
Revenue	$37,470	$8,965	$—	$46,435
Operating expenses	52,538	20,689	5,840	79,067
Adjusted EBITDA(1)	(6,120)	(5,212)	(2,968)	(14,300)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(15,068)	$(11,724)	$(5,305)	$(32,097)
Net loss attributable to noncontrolling interest	—	—	26	26
Net loss attributable to Adaptive Biotechnologies Corporation	(15,068)	(11,724)	(5,279)	(32,071)
Interest and other income, net	—	—	(3,474)	(3,474)
Interest expense(2)	—	—	2,939	2,939
Depreciation and amortization expense	2,428	1,728	435	4,591
Restructuring expense(3)	167	26	—	193
Share-based compensation expense(4)	6,353	4,758	2,411	13,522
Adjusted EBITDA(1)	$(6,120)	$(5,212)	$(2,968)	$(14,300)

	Three Months Ended September 30, 2023
	MRD	Immune Medicine	Unallocated Corporate	Total
Revenue	$24,668	$13,251	$—	$37,919
Operating expenses	55,977	26,400	6,498	88,875
Adjusted EBITDA(1)	(21,616)	(4,986)	(3,229)	(29,831)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(31,309)	$(13,148)	$(5,869)	$(50,326)
Net loss attributable to noncontrolling interest	—	—	26	26
Net loss attributable to Adaptive Biotechnologies Corporation	(31,309)	(13,148)	(5,843)	(50,300)
Interest and other income, net	—	—	(4,282)	(4,282)
Interest expense(2)	—	—	3,652	3,652
Depreciation and amortization expense	2,489	2,546	728	5,763
Share-based compensation expense(4)	7,204	5,616	2,516	15,336
Adjusted EBITDA(1)	$(21,616)	$(4,986)	$(3,229)	$(29,831)

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Nine Months Ended September 30, 2024
	MRD	Immune Medicine	Unallocated Corporate	Total
Revenue	$105,380	$26,118	$—	$131,498
Operating expenses	170,785	70,663	18,762	260,210
Adjusted EBITDA(1)	(34,668)	(19,172)	(10,086)	(63,926)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(65,405)	$(44,545)	$(15,928)	$(125,878)
Net loss attributable to noncontrolling interest	—	—	78	78
Net loss attributable to Adaptive Biotechnologies Corporation	(65,405)	(44,545)	(15,850)	(125,800)
Interest and other income, net	—	—	(11,462)	(11,462)
Interest expense(2)	—	—	8,628	8,628
Depreciation and amortization expense	7,733	5,777	1,298	14,808
Impairment of long-lived assets(3)	2,819	4,386	—	7,205
Restructuring expense(3)	1,195	722	—	1,917
Share-based compensation expense(4)	18,990	14,488	7,300	40,778
Adjusted EBITDA(1)	$(34,668)	$(19,172)	$(10,086)	$(63,926)

	Nine Months Ended September 30, 2023
	MRD	Immune Medicine	Unallocated Corporate	Total
Revenue	$71,977	$52,515	$—	$124,492
Operating expenses	170,946	88,753	20,760	280,459
Adjusted EBITDA(1)	(71,081)	(11,149)	(9,518)	(91,748)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(98,969)	$(36,236)	$(20,632)	$(155,837)
Net loss attributable to noncontrolling interest	—	—	28	28
Net loss attributable to Adaptive Biotechnologies Corporation	(98,969)	(36,236)	(20,604)	(155,809)
Interest and other income, net	—	—	(10,918)	(10,918)
Interest expense(2)	—	—	10,788	10,788
Depreciation and amortization expense	6,812	7,907	2,120	16,839
Share-based compensation expense(4)	21,076	17,180	9,096	47,352
Adjusted EBITDA(1)	$(71,081)	$(11,149)	$(9,518)	$(91,748)

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Adjusted EBITDA” for an explanation of how it is calculated and used by management.

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

Segment information for the three and nine months ended September 30, 2023 is presented on a comparable basis to that of the current periods and is based on judgments and allocation methods from our organizational changes implemented during the three months ended March 31, 2024.

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

We recognized revenue of $46.4 million and $37.9 million for the three months ended September 30, 2024 and 2023, respectively, and $131.5 million and $124.5 million for the nine months ended September 30, 2024 and 2023, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $32.1 million and $50.3 million for the three months ended September 30, 2024 and 2023, respectively, and $125.8 million and $155.8 million for the nine months ended September 30, 2024 and 2023, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock and, to a lesser extent, revenue and proceeds from the revenue interest purchase agreement we entered into in September 2022 with OrbiMed Royalty & Credit Opportunities IV, LP, an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchase Agreement”). As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $267.2 million and $346.4 million, respectively.

Restructurings

During the nine months ended September 30, 2024, we implemented various restructuring plans which better aligned our organization to our two operating segments, impacted certain planned software enhancements and resulted in the consolidation of certain research and development workflows, among other things. The software enhancements were primarily associated with our laboratory information management systems. As part of these restructurings, we reduced our workforce, had long-lived assets that were no longer being utilized and vacated certain leased space in South San Francisco, California. As such, we recognized restructuring costs of $0.2 million and $9.1 million during the three and nine months ended September 30, 2024, respectively. Of the $9.1 million restructuring costs recognized, $7.2 million related to impairment charges. The activities related to these restructurings were primarily completed as of September 30, 2024 and are expected to be fully complete as of December 31, 2024.

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

Adaptive Biotechnologies Corporation

We expect our Immune Medicine revenue to increase in the long term as we or our collaborators advance therapies to commercialization. Our Immune Medicine revenue may fluctuate from period to period due to the timing of expenses incurred, changes in estimates of total anticipated costs related to the Genentech Agreement and other events not within our control, including the recognition of milestones under the Genentech Agreement and the timing of receipt of customer samples from our biopharmaceutical customers.

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

Adaptive Biotechnologies Corporation

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

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statements of Operations Data:
Revenue	$46,435	$37,919	$131,498	$124,492
Operating expenses
Cost of revenue	16,667	19,346	54,035	55,937
Research and development	24,163	28,533	79,761	93,371
Sales and marketing	20,551	20,493	63,184	66,673
General and administrative	17,258	20,075	54,750	63,208
Amortization of intangible assets	428	428	1,275	1,270
Impairment of long-lived assets	—	—	7,205	—
Total operating expenses	79,067	88,875	260,210	280,459
Loss from operations	(32,632)	(50,956)	(128,712)	(155,967)
Interest and other income, net	3,474	4,282	11,462	10,918
Interest expense	(2,939)	(3,652)	(8,628)	(10,788)
Net loss	(32,097)	(50,326)	(125,878)	(155,837)
Add: Net loss attributable to noncontrolling interest	26	26	78	28
Net loss attributable to Adaptive Biotechnologies Corporation	$(32,071)	$(50,300)	$(125,800)	$(155,809)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.22)	$(0.35)	$(0.86)	$(1.08)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	147,516,398	144,704,868	146,908,234	144,208,940
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(14,300)	$(29,831)	$(63,926)	$(91,748)

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

Adaptive Biotechnologies Corporation

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
MRD revenue
Service revenue	$32,470	$24,668	$7,802	32%
Regulatory milestone revenue	5,000	—	5,000	*
Total MRD revenue	37,470	24,668	12,802	52	81%	65%
Immune Medicine revenue
Service revenue	5,453	5,238	215	4
Collaboration revenue	3,512	8,013	(4,501)	(56)
Total Immune Medicine revenue	8,965	13,251	(4,286)	(32)	19%	35%
Total revenue	$46,435	$37,919	$8,516	22	100%	100%
* Not applicable

The $12.8 million increase in MRD revenue was primarily due to a $5.6 million increase in revenue generated from providing clonoSEQ to clinical customers, a $5.0 million increase in revenue recognized upon the achievement of certain regulatory milestones by one of our biopharmaceutical customers, a $2.0 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers and a $0.4 million increase in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 30% to 19,600 tests delivered in the three months ended September 30, 2024 from 15,072 tests delivered in the three months ended September 30, 2023.

The $4.3 million decrease in Immune Medicine revenue was primarily due to a $4.5 million decrease in revenue generated from the Genentech Agreement, which resulted from decreased collaboration expenses, partially offset by a $0.2 million increase in revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Cost of revenue	$16,667	$19,346	$(2,679)	(14)%	36%	51%

The $2.7 million decrease in cost of revenue was primarily attributable to a $4.0 million decrease in labor and overhead costs, which was largely driven by laboratory relocation and consolidation activities, a $0.3 million decrease in cost of materials primarily due to a reduction in inventory reserve expense and a $0.2 million decrease in shipping and handling expenses. These decreases were partially offset by a $1.3 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples and a $0.7 million increase in materials cost resulting from increased revenue sample volume.

Research and Development

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Research and development	$24,163	$28,533	$(4,370)	(15)%	52%	75%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Research and development materials and allocated production laboratory expenses	$3,976	$4,063	$(87)
Personnel expenses	14,305	17,979	(3,674)
Allocable facilities and information technology expenses	2,609	2,931	(322)
Software and cloud services expenses	1,242	697	545
Depreciation and other expenses	2,031	2,863	(832)
Total	$24,163	$28,533	$(4,370)

Adaptive Biotechnologies Corporation

The $4.4 million decrease in research and development expenses was primarily attributable to a $3.7 million decrease in personnel costs and a $0.8 million decrease in depreciation and other expenses.

Sales and Marketing

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Sales and marketing	$20,551	$20,493	$58	*	44%	54%
* Increase is less than 1%

The $0.1 million increase in sales and marketing expenses was primarily attributable to a $0.6 million increase in computer and software expenses and a $0.4 million increase in allocated overhead expenses. These increases were partially offset by a $0.5 million decrease in personnel costs and a $0.4 million decrease in marketing expenses, which was largely driven by reduced clonoSEQ and research marketing activities.

General and Administrative

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
General and administrative	$17,258	$20,075	$(2,817)	(14)%	37%	53%

The $2.8 million decrease in general and administrative expenses was primarily attributable to a $1.2 million decrease in personnel costs, a $0.6 million decrease in building, facility, overhead and depreciation related expenses largely driven by office space transitions made to support laboratory consolidation activities and a $0.4 million decrease in legal fees. These decreases were partially offset by a $0.3 million increase in third-party billing service fees.

Interest and Other Income, Net

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%
Interest and other income, net	$3,474	$4,282	$(808)	(19)%

The $0.8 million decrease in interest and other income, net was primarily attributable to a decrease in net interest income and investment amortization driven by decreased interest rates and related yields of our invested cash and cash equivalents and marketable securities.

Interest Expense

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%
Interest expense	$(2,939)	$(3,652)	$713	(20)%

The $0.7 million decrease in interest expense was attributable to a change in our assumptions regarding the timeframe in which our Purchase Agreement will be fully repaid.

Segment Adjusted EBITDA

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%
MRD Adjusted EBITDA(1)	$(6,120)	$(21,616)	$15,496	(72)%
Immune Medicine Adjusted EBITDA(1)	(5,212)	(4,986)	(226)	5

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation of how it is calculated and used by management.

Adaptive Biotechnologies Corporation

The $15.5 million reduction in MRD Adjusted EBITDA deficit was primarily attributable to a $12.8 million increase in MRD revenue and a reduction in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA. The primary drivers of the operating expense reduction relate to general and administrative activities and cost of revenue activities.

The $0.2 million increase in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a $4.3 million reduction in Immune Medicine revenue, which was largely offset by a reduction in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA. The primary drivers of the operating expense reduction relate to research and development activities and cost of revenue activities.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
MRD revenue
Service revenue	$92,880	$71,977	$20,903	29%
Regulatory milestone revenue	12,500	—	12,500	*
Total MRD revenue	105,380	71,977	33,403	46	80%	58%
Immune Medicine revenue
Service revenue	16,160	17,848	(1,688)	(9)
Collaboration revenue	9,958	34,667	(24,709)	(71)
Total Immune Medicine revenue	26,118	52,515	(26,397)	(50)	20%	42%
Total revenue	$131,498	$124,492	$7,006	6	100%	100%
* Not applicable

The $33.4 million increase in MRD revenue was primarily due to a $18.7 million increase in revenue generated from providing clonoSEQ to clinical customers, a $12.5 million increase in revenue recognized upon the achievement of regulatory milestones by our biopharmaceutical customers and a $3.5 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. These increases were partially offset by a $1.1 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 35% to 55,160 tests delivered in the nine months ended September 30, 2024 from 40,816 tests delivered in the nine months ended September 30, 2023.

The $26.4 million decrease in Immune Medicine revenue was primarily due to a $24.7 million decrease in revenue generated from the Genentech Agreement, which resulted from decreased collaboration expenses and decreased revenue recognized from the $10.0 million regulatory milestone achieved in May 2023, and a $1.7 million decrease in revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Cost of revenue	$54,035	$55,937	$(1,902)	(3)%	41%	45%

The $1.9 million decrease in cost of revenue was primarily attributable to a $7.9 million decrease in overhead costs, which was largely driven by laboratory relocation and consolidation activities. This decrease was partially offset by a $2.8 million increase in cost of materials, $2.4 million of which resulted from increased revenue sample volume and $0.4 million of which was primarily related to an increase in inventory reserve expense, a $2.4 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples and a $0.4 million increase in shipping and handling expenses.

Research and Development

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Research and development	$79,761	$93,371	$(13,610)	(15)%	61%	75%

Adaptive Biotechnologies Corporation

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Research and development materials and allocated production laboratory expenses	$12,381	$16,130	$(3,749)
Personnel expenses	48,834	56,598	(7,764)
Allocable facilities and information technology expenses	8,156	8,817	(661)
Software and cloud services expenses	3,684	2,424	1,260
Depreciation and other expenses	6,706	9,402	(2,696)
Total	$79,761	$93,371	$(13,610)

The $13.6 million decrease in research and development expenses was primarily attributable to a $7.8 million decrease in personnel costs and a $3.7 million decrease in cost of materials and allocated production laboratory expenses, which was driven primarily by decreased investments in drug discovery efforts, including collaboration efforts with Genentech, and TCR-Antigen Map development activities, partially offset by an increase in investments related to clonoSEQ. There was also a $2.7 million decrease in depreciation and other expenses, inclusive of a $1.9 million decrease in costs related to collaboration studies primarily related to Immune Medicine, and a $0.7 million decrease in allocable facilities expenses. These decreases were partially offset by a $1.3 million increase in software and cloud services expenses.

Sales and Marketing

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Sales and marketing	$63,184	$66,673	$(3,489)	(5)%	48%	54%

The $3.5 million decrease in sales and marketing expenses was primarily attributable to a $3.8 million decrease in personnel costs. There was also a $1.2 million decrease in marketing expenses, which was largely driven by reduced clonoSEQ marketing activities, followed by reduced research and corporate marketing activities, and a $0.7 million decrease in travel and customer event related expenses. These decreases were partially offset by a $2.1 million increase in computer and software expenses and a $0.4 million increase in allocated facility and overhead expenses.

General and Administrative

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
General and administrative	$54,750	$63,208	$(8,458)	(13)%	42%	51%

The $8.5 million decrease in general and administrative expenses was primarily attributable to a $4.2 million decrease in personnel costs, a $2.6 million decrease in building, facility, overhead and depreciation related expenses largely driven by office space transitions made to support laboratory consolidation activities, a $1.1 million decrease in legal fees, a $0.8 million decrease in insurance costs and a $0.6 million decrease in consultant costs. These decreases were partially offset by a $1.4 million increase in third-party billing service fees.

Impairment of Long-Lived Assets

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Impairment of long-lived assets	$7,205	$—	$7,205	*	5%	0%
* Not applicable

The $7.2 million increase in impairment of long-lived assets expenses was attributable to us impairing certain long-lived assets and us vacating certain leased space as a result of various restructuring activities in 2024.

Adaptive Biotechnologies Corporation

Interest and Other Income, Net

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%
Interest and other income, net	$11,462	$10,918	$544	5%

The $0.5 million increase in interest and other income, net was primarily attributable to an increase in investment amortization driven by increased related yields of our invested cash and cash equivalents and marketable securities.

Interest Expense

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%
Interest expense	$(8,628)	$(10,788)	$2,160	(20)%

The $2.2 million decrease in interest expense was attributable to a change in our assumptions regarding the timeframe in which our Purchase Agreement will be fully repaid.

Segment Adjusted EBITDA

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%
MRD Adjusted EBITDA(1)	$(34,668)	$(71,081)	$36,413	(51)%
Immune Medicine Adjusted EBITDA(1)	(19,172)	(11,149)	(8,023)	72

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation of how it is calculated and used by management.

The $36.4 million reduction in MRD Adjusted EBITDA deficit was primarily attributable to a $33.4 million increase in MRD revenue and a reduction in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA. The primary driver of the operating expense reduction relates to general and administrative activities.

The $8.0 million increase in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a $26.4 million reduction in Immune Medicine revenue, which was partially offset by a reduction in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA. The primary driver of the operating expense reduction relates to research and development activities.

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

Adjusted EBITDA, including segment Adjusted EBITDA, has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. We may in the future incur expenses similar to the adjustments we make. In particular, we expect to incur meaningful share-based compensation expense in the future. Other limitations include that Adjusted EBITDA, including segment Adjusted EBITDA, does not reflect:

•
all expenditures or future requirements for capital expenditures or contractual commitments;
•
changes in our working capital needs;

Adaptive Biotechnologies Corporation

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

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to Adaptive Biotechnologies Corporation	$(32,071)	$(50,300)	$(125,800)	$(155,809)
Interest and other income, net	(3,474)	(4,282)	(11,462)	(10,918)
Interest expense(1)	2,939	3,652	8,628	10,788
Depreciation and amortization expense	4,591	5,763	14,808	16,839
Impairment of long-lived assets(2)	—	—	7,205	—
Restructuring expense(2)	193	—	1,917	—
Share-based compensation expense(3)	13,522	15,336	40,778	47,352
Adjusted EBITDA	$(14,300)	$(29,831)	$(63,926)	$(91,748)

(1) Represents costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. See Note 8, Revenue Interest Purchase Agreement of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on the Purchase Agreement.

(2) Represents expenses recognized in conjunction with restructuring activities. See Note 12, Restructurings of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on our restructuring expenses.

(3) Represents share-based compensation expense related to stock option, restricted stock unit and market-based restricted stock unit awards. See Note 11, Equity Incentive Plans of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through September 30, 2024, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of September 30, 2024, we had an accumulated deficit of $1.3 billion.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, and, to a lesser extent, revenue and proceeds from the Purchase Agreement. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $267.2 million.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

Adaptive Biotechnologies Corporation

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

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our commercial and marketing activities associated with clonoSEQ, our continued investments in streamlining our laboratory operations and our continued research and development initiatives related to drug discovery. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government treasury and agency securities, corporate bonds and commercial paper.

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

Cash Flows

The following table summarizes our uses and sources of cash for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(82,721)	$(129,392)
Net cash provided by investing activities	55,673	126,440
Net cash provided by financing activities	114	2,158

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2024 was $82.7 million, which was primarily attributable to a net loss of $125.9 million and a net change in operating assets and liabilities of $20.5 million, partially offset by noncash share-based compensation of $40.8 million, noncash depreciation and amortization of $8.1 million, noncash impairment of long-lived assets of $7.2 million related to our restructuring activities, noncash lease expense of $4.0 million, noncash interest expense related to the Purchase Agreement of $2.0 million and inventory reserve expense of $1.4 million. The net change in operating assets and liabilities was primarily driven by an $8.8 million reduction in deferred revenue largely driven by revenue recognized for Genentech, a $6.4 million decrease in operating lease right-of-use assets and liabilities, a $3.6 million reduction in accounts payable and accrued liabilities, a $2.8 million increase in accounts receivable, net and a $0.9 million increase in prepaid expenses and other current assets. These changes were partially offset by a $2.0 million decrease in inventory.

Adaptive Biotechnologies Corporation

Cash used in operating activities during the nine months ended September 30, 2023 was $129.4 million, which was primarily attributable to a net loss of $155.8 million and a net change in operating assets and liabilities of $42.7 million, partially offset by noncash share-based compensation of $47.4 million, noncash depreciation and amortization of $10.6 million, noncash lease expense of $5.5 million, noncash interest expense related to the Purchase Agreement of $4.6 million and inventory reserve expense of $0.9 million. The net change in operating assets and liabilities was primarily driven by a $23.2 million reduction in deferred revenue related primarily to revenue recognized from the Genentech Agreement, a $10.7 million reduction in accounts payable and accrued liabilities largely driven by the payout of our corporate bonus during the three months ended March 31, 2023, a $6.8 million increase in inventory, a $6.7 million decrease in operating lease right-of-use assets and liabilities and a $4.0 million increase in prepaid expenses and other current assets largely driven by an increase in prepaid software charges. These changes were partially offset by an $8.8 million decrease in accounts receivable, net primarily related to collections from our biopharmaceutical customers.

Investing Activities

Cash provided by investing activities during the nine months ended September 30, 2024 was $55.7 million, which was primarily attributable to proceeds from maturities of marketable securities of $258.7 million, partially offset by purchases of marketable securities of $199.5 million and purchases of property and equipment of $3.6 million.

Cash provided by investing activities during the nine months ended September 30, 2023 was $126.4 million, which was primarily attributable to proceeds from maturities of marketable securities of $443.4 million, partially offset by purchases of marketable securities of $307.6 million and purchases of property and equipment of $9.4 million.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2024 was $0.1 million, which was attributable to proceeds from the exercise of stock options.

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

Adaptive Biotechnologies Corporation

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of September 30, 2024, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 26, 2024, Chad Robins, Chief Executive Officer and Director, adopted a Rule 10b5-1 trading plan. Mr. Robins’s plan provides for the sale of up to 755,555 shares of our common stock until June 9, 2025. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

Additionally, on August 26, 2024, Harlan Robins, Chief Scientific Officer, adopted a Rule 10b5-1 trading plan. Dr. Robins’s plan provides for the sale of up to 70,110 shares of our common stock until June 9, 2025. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

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

Adaptive Biotechnologies Corporation

Date: November 7, 2024	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Kyle Piskel
Kyle Piskel
Chief Financial Officer (Principal Financial Officer)