Form 10-K
period 2024-12-31
Adaptive Biotechnologies Corp
filed 2025-03-03
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 28, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $416,000,000.

As of February 26, 2025, the Registrant had 148,582,201 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025.

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

In 2024, we reorganized our company around two main businesses: the "MRD business," consisting of clinical assessment of minimal residual disease (“MRD”) in lymphoid malignancies, and "Immune Medicine" or the "IM business," built on drug discovery and development driven by immune medicine.

The MRD business focuses on the use of our highly sensitive, next-generation sequencing (“NGS”) assay to measure MRD in patients with hematologic malignancies. It is comprised of our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ assay, offered to biopharmaceutical partners to advance drug development efforts (“MRD Pharma”). We believe the total addressable market for the MRD business is approximately $5.5 billion, approximately $4.8 billion of which is derivable from clinical testing.

clonoSEQ is the first test authorized by the Food and Drug Administration (“FDA”) for the detection and monitoring of MRD in patients with multiple myeloma (“MM”), B cell acute lymphoblastic leukemia (“ALL”) and chronic lymphocytic leukemia (“CLL”), and it is also available as a CLIA-validated laboratory developed test (“LDT”) for patients with other lymphoid cancers, including diffuse large B cell lymphoma (“DLBCL”) and mantle cell lymphoma (“MCL”). With its industry-leading sensitivity, we believe clonoSEQ is uniquely situated for MRD testing in lymphoid cancers, both in the clinic and in biopharmaceutical trials. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated.

The IM business focuses on the discovery and development of transformative immune-based therapies in the treatment of patients with cancer and autoimmune diseases. Our strategic priorities in the IM business include supporting our partner, Genentech, Inc. (“Genentech”), in its development of TCR-based cell therapies in oncology and developing targeted therapies using our differentiated precision immunology approach in select autoimmune indications.

The IM business leverages our proprietary ability to sequence, map, pair and characterize TCRs and B cell receptors (“BCRs”) at scale. We have created a powerful data engine to drive the development of novel therapies. These datasets, which we own, include more than 100,000 signatures of cancer and autoimmune disease and more than 2,000,000 matches of TCRs to disease-related antigens.

We believe that by tapping into these datasets, there is tremendous value in the development of immune-based therapeutics. In cancer, we are working with Genentech under our worldwide collaboration and license agreement (the “Genentech Agreement”) to develop TCR-based cell therapies to treat patients with solid tumors. Our role is to discover and characterize TCRs against cancer antigens. In 2023, Genentech secured the first FDA-cleared investigational new drug (“IND”) for a cell therapy product candidate under the Genentech Agreement. This milestone established an important TCR-based cell therapy product candidate proof of concept that supports our antigen-specific TCR discovery approach. In autoimmunity, we apply our immune medicine platform to discover the specific T cells that are attacking ‘self’ or healthy tissue. We focus on select autoimmune indications, such as multiple sclerosis (“MS”) and type 1 diabetes (“T1D”), among others, where we believe there is still a high unmet need to develop better, more targeted therapies with a better side effect profile. In MS and T1D, for example, we have successfully identified the subset of autoreactive TCRs that are likely causing these devastating diseases. Therapeutically, our goal is to eliminate or block the activation of these problem T cells and directly stop them from attacking healthy tissue.

Selected 2024 Results

In 2024, our revenue was $179.0 million, compared to $170.3 million in 2023. The increase was primarily driven by the MRD business, partially offset by a reduction in revenue recognized by the IM business mainly attributed to a decline in the amortization of the upfront payment from Genentech. Our operating expenses were significantly reduced as a result of continued streamlining of our operations during the year. Operating expenses were $341.5 million in 2024, including $7.2 million of non-cash asset impairment charges and $2.0 million in other restructuring charges, as compared to $397.3 million in 2023, of which $25.4 million represented non-cash asset impairment charges. As of December 31, 2024, cash, cash equivalents and marketable securities was $256.0 million.

MRD Business Highlights

•
Total MRD revenue in 2024 was $145.5 million, representing 42% growth from 2023, which included $12.5 million in revenue from milestones. We grew clonoSEQ test volume by 35% year over year.
•
Payor coverage has extended to over 300 million lives in ALL and MM, over 200 million lives in CLL and over 70 million lives in DLBCL. In addition, we obtained Medicare coverage for MCL and initiated promotional efforts in MCL in the fourth quarter of 2024.
•
We obtained a new Medicare Clinical Laboratory Fee Schedule (“CLFS”) rate of $2,007 per test for clonoSEQ and MolDX updated the clonoSEQ episode pricing to $8,029 for all covered indications. This represents a 17% increase from the previous episode price and the previous implied per test rate under the episode structure.
•
We have integrated the clonoSEQ clinical diagnostic test via the Epic System Corporation's (“Epic”) comprehensive electronic medical record (“EMR”) system into the records systems of 18 accounts through 2024 to enable easier test ordering.
•
Our clonoSEQ assay was being used in more than 170 active trials being conducted by over 40 biopharmaceutical partners, including more than 85 trials where MRD is a clinical endpoint (14 of which use MRD as a primary endpoint).

IM Business Highlights

•
In oncology, we are jointly pursuing with Genentech the development and delivery of the highest impact antigen-directed TCR based cell therapy for the treatment of patients with different solid tumor types. In 2024, we made significant progress to improve turnaround times and reduce costs, which we believe will enhance the profile of potential cell therapy product(s).
•
In autoimmunity, we narrowed our focus to select T-cell medicated indications with high unmet clinical and commercial need, such as MS and T1D, among others. In these indications we successfully identified a subset of autoreactive or problem T cell receptors that are likely causing disease. Our therapeutic strategy is to eliminate or block the activation of these problem T cells and directly stop them from attacking healthy tissue. To date, we completed several antibody mouse immunization campaigns and successfully selected and functionally tested a subset of antibodies to a number of disease-causing targets in prioritized indications. Based on the data we collected, we nominated a lead indication and are focusing on the preclinical development of antibody therapeutic candidates in this first indication.

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

The innate and adaptive immune systems both play a role in human immunity. However, the adaptive immune system alone provides a specific response to signals of disease, or antigens. These disease specific antigens are primarily fragments of proteins that are recognized as foreign, such as proteins from a virus. However, antigens can be recognized as foreign even if they are not from a virus or pathogen. In cancer cells, tumor associated antigens (“TAAs”) are normal proteins that are aberrantly expressed in a tumor; neoantigens are mutated versions of normal proteins that are specific to the cancer and not found in healthy normal cells. Both TAAs and neoantigens are recognized by the immune system as foreign. For autoimmune disorders, the immune system loses the ability to distinguish between ‘self’ and ‘non-self’ and mistakenly recognizes normal protein fragments (“self-antigens”) as foreign, which results in attacking otherwise healthy tissue.

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

In order to fully leverage the natural properties of the immune system to develop clinical products, the enormous diversity and scale of the adaptive immune system must be taken into consideration, including the ability to accurately and reliably measure the relative frequency of each disease-specific T cell or B cell in the blood. For example, cancer-specific TCRs circulating in the blood of a cancer patient are only present at 1 out of 100,000 cells. Auto-reactive T cells specific to any given autoimmune disorder circulating in the blood are only present at 1 out of 1,000,000 cells. Accordingly, the ability to detect disease-specific T cells requires a technology that can quantitatively probe a minimum of hundreds of thousands to millions of blood cells from each sample. Our technology was built and validated to address this need.

We have developed a combination of technologies to perform the following key functions that broaden our understanding of immune-mediated biology:

•
Sequencing. Our proprietary NGS-based immunosequencing methods provide sequences for single chains of “Y-shaped” TCRs or BCRs, which enables understanding of the quantity and diversity of T cells and B cells in a biological sample. In the context of hematologic malignancies, where B cells and T cells are the cancer cells, our platform technology allows us to identify and quantify residual disease burden (MRD) by sequencing BCR and TCR rearrangements within those cells with a high degree of sensitivity and precision. Our sequencing capabilities, together with our massive clinical immunomics database of immune receptor sequences, provide deep insights into individual and collective immune responses at a scale that is thousands of times greater than was previously possible.
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

MRD Business

The MRD business focuses on the use of our highly sensitive, FDA-authorized NGS assay to measure MRD in patients with hematologic malignancies. It is comprised of our clonoSEQ clinical diagnostic testing service for clinicians and our MRD Pharma service, which consists of offering our clonoSEQ assay to biopharmaceutical partners to advance drug development efforts.

We believe clonoSEQ is the preeminent MRD testing choice for hematological malignancies with industry leading sensitivity of 1 out of 1,000,000 cells, given sufficient sample input. By taking a baseline measurement prior to starting therapy and then tracking the number of cells at several time points following therapy initiation, hematologists can improve their ability to assess treatment response, predict long-term patient outcomes, monitor disease burden over time and detect potential relapse.

With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, biopharmaceutical partners and payors. For instance, our clonoSEQ assay has the potential to assist physicians with critical clinical decisions, accelerate the development of drugs in lymphoid cancers and enable treatment decisions which may lower payor cost through the discontinuation of costly drugs that are no longer needed.

The Technology

clonoSEQ leverages our next-generation sequencing-based platform to sequence the patient's immune repertoire (B cells and/or T cells) with the goal of identifying and quantifying malignant B cells or T cells. The testing process begins with analysis of a high disease burden sample (typically bone marrow, blood or tissue) collected at the time of a patient's initial diagnosis or relapse. This sample is used to identify the patient-specific sequence(s) that are associated with the malignancy. We do this by assessing the distribution and frequency of sequences found on the B cell or T cell receptors present in the sample and "tagging" the sequences that meet our validated criteria. Once we have tagged the relevant disease-associated sequence(s) for a given patient, they can be used as a unique "bar code" to track the presence and level of disease burden for that patient over time.

A summary of the steps required to perform a clonoSEQ MRD test is as follows:

1.
DNA is extracted from a fresh biological specimen, typically bone marrow (gDNA), blood (gDNA) or plasma (cell-free DNA).
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
7.
Following completion of these data processing steps, a report is issued to indicate the presence or absence of malignant cells, to quantify their level and (in the case of longitudinal monitoring) to compare that level to previous results for the patient.

We offer our core clonoSEQ technology to two primary customer segments: we work with clinicians to provide clonoSEQ clinical diagnostic testing services to patients and we partner with biopharmaceutical companies to advance drug development efforts through use of our clonoSEQ assay in clinical trials.

Clinical Utility

For both clinical diagnostic testing and drug development, clinical data is core to the value of clonoSEQ as a decision-making tool, empowering clinicians to select the best patient treatment options based on MRD status and enabling biopharmaceutical companies to optimize the application of novel therapies. Some examples of recent expanded clinical use cases and advances in drug development efforts by our biopharmaceutical partners include:

•
CEPHEUS is a phase 3 study evaluating the efficacy and safety of DARZALEX FASPRO in combination with bortezomib, lenalidomide, and dexamethasone (D-VRd) or VRd in patients with newly diagnosed MM who are transplant ineligible. Data presented at the 21st International Myeloma Society Annual Meeting (Usmani et al 2024) showed that the MRD negativity rate at 10-5 as measured by clonoSEQ was significantly higher with D-VRd versus VRd (60.9% versus 39.4%), meeting the primary endpoint of the study at a median follow-up of 58.7 months. The D-VRd arm also demonstrated higher rates of sustained MRD-negativity, progression free survival, and overall survival ("OS"). If approved, this new indication for daratumumab would be the first FDA-approved treatment regimen for newly diagnosed MM based on a study with MRD-negativity as the primary endpoint.
•
Data from the FELIX study indicate that achieving deep molecular remission, defined as MRD levels below 10⁻⁶, correlates with improved outcomes in adult patients with relapsed/refractory B-cell acute lymphoblastic leukemia (B-ALL) treated with obecabtagene autoleucel. These findings were presented at the American Society of Hematology ("ASH") annual meeting in 2024 in an oral session titled Obecabtagene autoleucel (obe-cel) for Adult Relapsed/Refractory B-Cell Acute Lymphoblastic Leukemia (R/R B-ALL): Deep Molecular Remission May Predict Better Outcomes. The study found that 84% of treatment responders who had a clonoSEQ MRD test achieved MRD <10⁻⁶. This result was associated with more durable responses, and higher event-free survival and OS rates than those observed in patients with MRD ≥10-4 and between 10-4 and 10-6.
•
Phase 3 data from the ECOG-ACRIN EA4151 trial indicate that autologous hematopoietic cell transplantation (auto-HCT) may not provide additional benefit for MCL patients in first complete remission (CR) who have undetectable minimal residual disease (uMRD) at a sensitivity of 10⁻⁶. The findings were presented at ASH 2024 in a late-breaking abstract titled, Lack of Benefit of Autologous Hematopoietic Cell Transplantation (auto-HCT) in Mantle Cell Lymphoma (MCL) Patients (pts) in First Complete Remission (CR) with Undetectable Minimal Residual Disease (uMRD): Initial Report from the ECOG-ACRIN EA4151 Phase 3 Randomized Trial (Abstract LBA6). Patients in CR with uMRD at 10⁻⁶ sensitivity by clonoSEQ in peripheral blood were randomized to receive either auto-HCT plus three years of maintenance rituximab (MR) or MR alone. Interim analysis, with a median follow-up of 2.7 years, showed no significant difference in OS between the two groups, suggesting that auto-HCT may be unnecessary for patients achieving deep remission as measured by highly sensitive MRD assessment.

We believe this clinical utility data shows that clonoSEQ is uniquely situated in MRD testing to help hematologists improve their ability to assess treatment response, predict long-term patient outcomes, monitor disease burden over time and detect potential relapse. Further, we believe that our clonoSEQ assay has the potential to accelerate the development of drugs in lymphoid cancers and enable treatment decisions which may lower payor cost through the discontinuation of costly drugs that are no longer needed.

clonoSEQ Clinical Diagnostic Testing

Commercially Promoted Indications

Our clonoSEQ diagnostic test detects and monitors the remaining number of cancer cells that are present in a patient’s body during and after treatment, known as MRD. We believe clonoSEQ has broad applicability across all lymphoid malignancies, including ALL, CLL, MM, and Non-Hodgkins Lymphoma (“NHL”) conditions, such as DLBCL, MCL and cutaneous T cell lymphoma (“CTCL”).

In September 2018, clonoSEQ was granted marketing authorization from the FDA, under the de novo process, for patients with MM and ALL to monitor their MRD from bone marrow samples. In August 2020, the clonoSEQ label was expanded to include patients with CLL from bone marrow and blood samples.

In December 2022, we launched commercial promotion of clonoSEQ as a CLIA-validated LDT to detect MRD in blood for patients with DLBCL by measuring circulating tumor DNA (“ctDNA”), which provides patients and clinicians with a powerful blood-based prognostic tool. We are advancing the regulatory strategy for our DLBCL test to support clinical adoption and increase its usage by our biopharmaceutical partners.

In November 2024, we launched commercial promotion of clonoSEQ as a CLIA-validated LDT to detect MRD in blood for patients with MCL.

Our clinical penetration of the patient opportunity with clonoSEQ has grown over the years in each indication. As of December 31, 2024, we believe our penetration in the United States was as follows1:

ALL	MM	CLL	DLBCL	MCL
25%	10%	5%	2%	6%

(1) Percentages are an approximation and include US clinical use only and exclude patients in trials. Penetration is calculated as the number of annual clonoSEQ patients tested out of the prevalent population pool by indication.

We believe that we are still in the early stages of clonoSEQ penetration in the indications identified above with significant opportunities to expand adoption.

Adoption Strategy

We have a multi-pronged strategy to deepen penetration of clonoSEQ and improve our commercial and operational infrastructure through efforts to:

•
Increase clinical testing in blood to facilitate adoption for clinicians in the community setting and increase frequency of testing across treatment settings. Testing with blood is less invasive for patients and less expensive as compared to MRD testing from bone marrow samples. Therefore, blood-based MRD testing may enable more frequent monitoring of patients over longer periods of time. We believe continued validation of clonoSEQ in blood will increase usage, particularly by clinicians in the community setting who perform fewer bone marrow aspirations. A study reported at the ASH annual meeting in 2023 demonstrated that MRD negativity confirmed by clonoSEQ in the blood of MM patients in early treatment for MM correlated well with progression free survival.
•
Expand clonoSEQ in NHL. With the end goal of clonoSEQ becoming a universal MRD test for all lymphoid malignancies, we have developed a robust lifecycle development plan to generate sufficient clinical evidence to support increased adoption across lymphoid malignancies. NHL is a key area of focus for us, as it represents approximately 50% of all newly diagnosed patients with lymphoid malignancies in the U.S. DLBCL and MCL, our two current commercially promoted and Medicare-covered NHL subtypes, represent approximately 30% and 6% of NHL patients respectively. Going forward, we will continue to generate data demonstrating the clinical utility of clonoSEQ in these and other NHL subtypes, and we will aim to further develop the emerging market for MRD testing for both clinical and biopharmaceutical use cases.

•
Expand patient use cases by continuing to generate clinical evidence in clonoSEQ utility throughout the patient continuum of care. clonoSEQ MRD testing has the potential to inform patient management and support drug development in a wide range of contexts and at multiple time points, both for newly diagnosed and relapsed/refractory patients and both during and after treatment. In addition to expanding the indications for which clonoSEQ has shown clinical utility, our evidence generation strategy also addresses the goal of expanding patient use cases within existing promoted indications. Our strategy for expanding use cases is informed by provider and biopharmaceutical feedback on current unmet needs as well as by the evolving treatment landscape. For example, in multiple myeloma, patients have traditionally been prescribed indefinite maintenance therapy; however, in recent years novel treatment regimens are enabling newly diagnosed patients to achieve deeper and more sustained responses, which has increased provider interest in offering patients time off therapy. To address this emerging trend, Adaptive and its collaborators have generated and will continue to generate data demonstrating the role of clonoSEQ to determine which patients can safely discontinue treatment and to monitor patients in treatment-free remission.
•
Enhance customer experience with EMR integrations. In October 2022, we entered into a partnership with Epic to integrate clonoSEQ into Epic’s EMR system, which we believe will enable easier test ordering and results access for the clonoSEQ test. As of December 2024, clonoSEQ is integrated into the Epic instances at 18 customer accounts. In 2024, we entered into a partnership with Flatiron Health, Inc. (“Flatiron”), a leading provider of electronic health records (“EHR”) software and services for community oncology, to integrate clonoSEQ into Flatiron’s OncoEMR™ system. Through 2025 we expect to integrate more Epic accounts and launch the integration with Flatiron in the community to drive further clonoSEQ adoption.

In addition to these strategies, in January 2025, we entered into a multi-year exclusive strategic commercial collaboration with NeoGenomics, Inc. (“NeoGenomics”) that will integrate clonoSEQ with NeoGenomics’ COMPASS® and CHART® offerings in complex blood cancers. We have begun to collaborate with NeoGenomics to implement the commercial and operational infrastructure to support our partnership and expect to launch cross-promotional efforts later in 2025.

The strategies described above are geared toward driving adoption of clonoSEQ in the U.S., where reimbursement is well-established. Opportunities to expand clinical MRD testing using clonoSEQ also exist outside the U.S., although reimbursement for NGS MRD remains in nascent stages in most non-U.S. markets. We have secured IVDR certification for the clonoSEQ assay to facilitate use of the assay in Europe, and we have licensed our technology to academic and commercial partner labs in Europe, Australia and Japan as a means to make clonoSEQ available locally, primarily for research purposes though some limited clinical testing is available in selected regions. In 2025 we expect to license our technology to a new site in Israel. As our non-U.S. market access efforts continue to progress, we also anticipate expanding clinical use with our current lab partners in several countries.

Reimbursement

In January 2019, clonoSEQ received Medicare coverage aligned with the FDA label and National Comprehensive Cancer Network (“NCCN”) guidelines for longitudinal monitoring in MM and ALL. clonoSEQ is now incorporated in NCCN guidelines and used by all 33 NCCN cancer centers. Over the years since, we have secured additional payor coverage for clonoSEQ aligned with our FDA label with Medicare, national private payors and large regional plans, expanding coverage to over 300 million covered lives for ALL and MM, over 200 million covered lives for CLL and over 70 million covered lives for DLBCL.

In November 2021, MolDX published its local coverage decision (“LCD”) for MRD testing. This LCD not only affirmed the importance of MRD and clonoSEQ coverage in ALL, MM and CLL in bone marrow and blood, but it also provided a clear and efficient pathway for seeking expanded clonoSEQ coverage through technical assessments in NHL.

In July 2022, coverage expansion continued as we secured Medicare coverage for DLBCL, the most common form of NHL. We secured clonoSEQ coverage with Medicare for DLBCL patients regardless of line of therapy, treatment regimen or testing timepoint. clonoSEQ is the first and only MRD test to receive Medicare coverage in DLBCL. We received Medicare coverage for another NHL condition, MCL, effective July 2024.

In January 2023, clonoSEQ was granted a Proprietary Laboratory Analysis (“PLA”) code. The code was routed to Medicare’s gapfill pricing process in 2023, and this process was completed in 2024. The clonoSEQ PLA code was published on Medicare’s CLFS with a price of $2,007, effective January 2025. This price represents a 17% increase over our previously determined Medicare rate. Correspondingly, our Medicare episode rate for clonoSEQ was increased from $6,870 to $8,029.

We continue to enhance our average selling price (“ASP”) for clonoSEQ as we are increasing our investments in revenue cycle management to improve claims collection such as prior authorizations and the appeals process. Further, we will continue to sign new contracts with private payors who are not currently contracted with us and improve contracted rates for existing contracted private payors over time.

We also maintain a patient support program, Adaptive Assist, to facilitate access to clonoSEQ testing services for patients who could benefit from the clinical insights provided by clonoSEQ Clinical Testing. Patients can call to discuss their individual circumstances with one of our dedicated patient support representatives in order to better understand their coverage prior to clonoSEQ testing and to navigate the insurance process, including appeals for denied claims. We also offer financial assistance for qualified uninsured and under-insured patients who cannot afford their patient financial responsibility for clonoSEQ.

MRD Pharma

MRD Pharma focuses on offering our clonoSEQ assay to biopharmaceutical partners to advance drug development efforts. Through 2024, clonoSEQ was being used by over 40 biopharmaceutical companies in more than 170 active clinical trials and is used as a clinical endpoint in over 85 of these studies. Penetration of active industry sponsored clinical trials in lymphoid cancers as of December 31, 2024 varied per indication, with penetration in MM trials being the highest at over 40%.

In April 2024, FDA’s Oncologic Drug Advisory Committee (“ODAC”) voted unanimously in favor of the use of MRD as a primary endpoint to support the accelerated approval of new therapies for patients with MM. ODAC’s recommendation has the potential to accelerate MM patient access to novel therapies and to reduce drug development costs. clonoSEQ is the only FDA-cleared MRD assay for patients with MM, it is also the singular assay that can consistently deliver the sensitivity and standardization needed to meet the FDA’s performance standards. We believe these considerations distinguish clonoSEQ as a leading assay for MM drug developers.

Immune Medicine Business

The goal of our IM business is to scale our target discovery and drug discovery efforts to bring transformative therapies into the clinic either on our own or with a partner. The engine driving the immune medicine platform is our immunosequencing technology that allows us to tap into the massive diversity of the immune repertoire at unparalleled scale and specificity. Our immunosequencing approach utilizes multiplex, bias-controlled PCR to accurately and quantitatively sequence, map, pair and characterize millions of TCRs and BCRs at scale. The proprietary datasets we have generated to date include more than 100,000 signatures of disease (such as cancer and autoimmune conditions) and over 2,000,000 matches of paired TCRs to disease-related antigens.

We are developing a comprehensive map of the interaction between the immune system and disease (the “TCR-Antigen Map”) for use in identifying and validating disease signatures to improve the treatment of various immune-mediated diseases. Supported in part by a collaboration agreement with Microsoft Corporation (“Microsoft”) that we entered into in December 2017 (the “Microsoft Agreement”), we worked with Microsoft through 2024 to enable access to the necessary machine learning and computational infrastructure to build our TCR-Antigen Map, initially for diagnostic purposes. While the collaboration activities have since wound down, we own all data that we generated under the Microsoft Agreement and retain all rights, including commercialization rights, to the algorithms and products that we develop. Given our focus in drug discovery (discussed below), we have strategically repurposed our infrastructure, sizable immunomics database and AI and machine learning models and continue to map at scale TCR sequences to the disease antigens they bind to enable our discovery efforts where we believe we have the greatest opportunity to succeed and create long-term value. We expect to evolve our work with Microsoft and continue to access cloud services and super computing power to help scale our data generation and machine learning modeling efforts. We aim to accelerate development of a ‘digital’ TCR-antigen binding prediction model that will allow us to pursue multiple high-value therapeutic applications and achieve our business goals.

Drug Discovery

We are focusing our drug discovery programs to develop therapies on our own or in partnership. In these respects, our proprietary data and capabilities uniquely position the IM business to discover and develop differentiated therapeutic candidates such as TCR-based modalities, antibodies and potentially vaccines to better understand immune-mediate biology and treat challenging conditions such as cancer and autoimmune disorders.

Unique ability to discover and validate novel disease specific drug targets

TCR Therapeutics
Target Discovery
Autoimmune
Cancer
ID
Antibody Therapeutics

Develop differentiated TCR and antibody therapeutic products against validated, novel targets

Under the Genentech Agreement, the IM business supports Genentech in the development of cancer antigen-directed TCR-based cancer cell therapies for the treatment of patients with solid tumors. In 2023, a first FDA-cleared investigational new drug (“IND”) for a cell therapy product candidate was secured by Genentech. This milestone established an important TCR-based cell therapy product candidate proof of concept that supports our antigen-specific TCR discovery approach.

The IM business is also advancing a pipeline of potential immune-based therapies in autoimmune disorders such as MS and T1D, among other indications. In autoimmunity, the immune system attacks self-antigens, which are human proteins normally found in our body. Specifically, T cells lose their ability to distinguish ‘self’ from ‘non-self’ antigens which may cause disease. Both MS and T1D, for example, are T-cell mediated diseases that involve mostly unknown self-antigens for which current treatments lack specificity to disease-causing targets, leading to suboptimal efficacy and risk of significant side effects. In MS and T1D, we’ve successfully identified the subset of ‘autoreactive’ TCRs that are likely causing these devastating diseases. Therapeutically, our goal is to develop antibodies that directly eliminate or block the activation of these problem T cells and stop them from attacking healthy tissue. Functional characterization of select antibodies is ongoing with the goal of developing a robust preclinical data package, following which we aim to designate a therapeutic candidate.

IM Pharma Partnering

We are focused on partnering with major pharmaceutical and well-capitalized biotechnology companies to offer our sequencing services ("IM Pharma"). Specifically, we use our core immune repertoire sequencing capabilities to deliver to our customers rich immune receptor data that help to inform their drug development programs. A key application of our immune receptor data is to understand and monitor a patient’s immune response to a given drug in a clinical trial. Our datasets combined with our deep expertise in understanding the adaptive immune system enables us to support our partners in advancing their own pipeline of innovative medicines across indications and drug modalities. We use revenue from our IM Pharma partnerships to directly offset our own internal research and development investments in the drug discovery efforts of our IM business.

Our Competitive Strengths

We harness the inherent biology of the adaptive immune system to develop clinical products and services that improve human health by leveraging our core competitive strengths.

•
Our clonoSEQ test is the only NGS based assay with broad reimbursement in the U.S. used to monitor MRD in multiple lymphoid malignancies that can obtain a sensitivity of detection of 1 in 1,000,000 cancer cells. This uniquely positions us to continue to gain clinical adoption in diagnostic testing for hematologic malignancies. Actionability of clonoSEQ for tailoring treatment decisions in patients with MCL, CLL, MM and ALL continued to be demonstrated as referenced in 69 abstracts at the most recent ASH meeting in December of 2024.
•
Expanding regulatory and reimbursement expertise will help inform future clinical product development. Having obtained FDA marketing authorization and expanded coverage to greater than 300 million covered lives for multiple indications of clonoSEQ from Medicare, national private payors and large regional plans, we believe we have developed valuable core capabilities that will facilitate future product development through to regulatory approval and reimbursement.
•
Our proprietary immunomics database provides a robust product development engine. We are using the adaptive immune system to build a dynamic clinical immunomics database that is machine learning/AI-enabled. We translate the natural capabilities of the immune system into the clinic by capturing the millions of diverse unique receptors present in a patient’s blood. The combination of our large, quality data and our ability to generate additional insights creates a data foundation which we will continue to leverage to accelerate our target and drug discovery efforts.
•
Strong intellectual property protects our immune medicine platform and its applications. As of December 31, 2024, we had filed 847 patent applications, 416 of which were issued and active as of that date, covering improvements in sequencing methods and new ways to leverage adaptive immune receptors for our MRD and IM business areas.
•
We are well capitalized and believe we are on a path to profitability for our MRD business. As of December 31, 2024, we had $256.0 million in cash, cash equivalents and marketable securities. In 2024, we focused on reducing our operating expense growth rate and improving margin profile.

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

In February 2019, we received a $300.0 million upfront payment from Genentech and, in 2023, we received a $10.0 million milestone payment for FDA IND acceptance of the first cell therapy product candidate under our Genentech Agreement. The Genentech Agreement provides that we also may be eligible to receive approximately $1.8 billion over time, including payments of up to $65.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones, and up to $1.4 billion upon the achievement of specified commercial milestones. The Genentech Agreement further provides that Genentech will pay us tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of the products arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. The Genentech Agreement accounted for 8%, 25% and 34% of our revenue for the year ended December 31, 2024, 2023 and 2022, respectively.

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

We incurred interest expense of $11.6 million, $13.8 million and $4.2 million under the Purchase Agreement for the year ended December 31, 2024, 2023 and 2022, respectively.

Processing and Manufacturing

We process both clinical and research use samples in our laboratory in Seattle, Washington. Our Seattle laboratory is CLIA-certified, CLEP-certified, College of American Pathologists (“CAP”)-accredited and International Organization for Standardization (“ISO”) 13485-certified, and IVDR-certified. After we intake samples sent to us from healthcare providers or research and biopharmaceutical customers, we extract DNA from the sample if required, amplify it and otherwise prepare it for our sequencing and data analysis. Throughout our processes, we apply a rigorous quality management system, which is designed to comply with the Quality System Regulation (“QSR”) and the requirements of the Clinical Laboratory Improvements Amendment of 1988 ("CLIA"), the College of American Pathologists ("CAP") and other applicable state licensing and accreditation requirements.

In order to process and sequence immune receptors in samples submitted to us, we utilize a combination of proprietary primer mixes and commercial materials, including a multiplex PCR master mix, enzymes, high throughput multi-cycle sequencing reagents and other materials, which we obtain and assemble as needed from various third-party vendors on customary terms. A number of our processing steps utilize automated equipment to help ensure consistency and efficiency. Sequencing is performed using the Illumina NextSeq System, which we have appropriately qualified for the intended uses of our products and services. During 2024 we worked on a key program to reduce operational costs in the lab by changing our NextSEQ sequencers to NovaSEQ X sequencers, which we expect to begin using in the second half of 2025.

For our TCR-antigen binding and drug discovery initiatives, we conduct our operations at our laboratories in Seattle, Washington and South San Francisco, California. These laboratories have cell sorting, tissue culture and other processing equipment.

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

As of December 31, 2024, we owned or controlled 416 active issued patents and 70 patent applications whose claims are intended to cover what we do, what we plan to do and what others might do to compete with us. From our earliest patent filings in 2009, our portfolio has been tailored to reflect our efforts to harness the adaptive immune system for research, diagnostic and therapeutic applications. Our patent claims extend to not only adaptive immune receptor molecules, but also to uniquely powerful techniques for sequencing immune cell receptors, determining clonality and immune competency, diagnosing disease, predicting responses to immunotherapy and identifying new drug candidates. Our granted patent protection generally expires in years ranging from 2029 to 2040.

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

Intellectual Property Portfolio by the Numbers

As of December 31, 2024, our intellectual property portfolio consisted of the following:

•
847 patent applications filed worldwide directly or in conjunction with a co-owner or licensor since 2009;
•
70 pending patent applications;
•
416 issued and allowed patents across our immune medicine platform, including more than 151 patents related to diagnostic approaches in lymphoid malignancies;
•
24 patent families directed to methods and tools useful in our immune medicine platform for non-target specific immunosequencing and research;
•
17 patent families directed to methods and tools useful in diagnosis, prognosis and disease monitoring, including clonoSEQ, certain diagnostic methods and TCR-antigen binding;
•
12 patent families directed to methods and tools useful in drug discovery, including our drug discovery screening processes, MIRA and pairSEQ;
•
1 patent family directed to SARS-CoV-2 vaccines;
•
11 patent families directed to novel antigen targets and immune medicine-based therapeutic modalities;
•
4 patent families directed to gene sequencing technology; and
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

Methods of Measuring Adaptive Immunity

In 2009, a U.S. provisional patent application was filed to pursue protection for immunosequencing by our co-founder, Dr. Harlan Robins. The invention broadly relates to methods for assessing the adaptive immune system status of individuals. Rearranged V and J segment genes of TCRs or BCRs are targeted as biomarkers for assessing the status of the immune system at one or more points in time. Granted claims extend to the use of particular sets of amplification primers, while pending claims are being pursued to capture additional assessment techniques. Licensed exclusively to us by Fred Hutch, the application has since spawned 28 additional patent applications, many of which have been granted as of December 31, 2024, including U.S. Patent No. 9,809,813.

Optimizing Nucleic Acid Amplification Reactions

Amplification of nucleic acids can result in over- or under-representation of the amplified molecules, misrepresenting the number present in the source material, such as a blood sample. Dr. Robins invented a method to correct for such bias, thereby improving the precision of PCR-based quantification of TCR and BCR coding sequences in a sample. The claimed approach utilizes synthetic templates, reflecting nucleic acid sequences for rearranged V and J receptor segments in the sampled cells. Twenty-three related patent applications have since been filed, many of which have been granted as of December 31, 2024, including U.S. Patent Nos. 9,371,558 and 10,214,770.

Diagnosing and Monitoring Disease

In connection with our acquisition (“Sequenta Acquisition”) of Sequenta, Inc. (“Sequenta”) in 2015, we purchased Sequenta’s extensive patent portfolio. The portfolio includes 124 patent applications which disclose and claim methods to identify and quantify T cell-based immune responses to antigen exposure using NGS. TCR and BCR DNA, ribonucleic acid or cell-free DNA from samples, including blood and bone marrow, are used to detect, prognose and monitor disease, including autoimmune disease, infection and cancer. Sixty-two patents have been granted in the portfolio as of December 31, 2024, including U.S. Patent Nos. 8,628,927 and 8,236,503.

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

TCR-Antigen Binding

We continue to make significant progress in our understanding of the T-cell mediated response across different indications. We filed 10 related patent applications for methods to produce antigen-exposed enriched T cell populations and identify their antigen specificities by comparison to a pre-exposure population of cells or by use of an algorithm. We have filed additional patent applications relating to algorithmic-based methods to characterize antigen specificities.

MIRA

We developed and are pursuing patent protection for bioinformatic-based methods to determine the antigen specificity of TCRs by exposing T cells to a panel of multiple antigens. Antigen exposure can be performed by incubation or presentation; for example, it can be performed via recombinant expression in another cell. These methods may also be used to pair the two TCR chains as well as to identify high avidity TCRs. Several patents have been granted as of December 31, 2024, including U.S. Patent No. 10,066,265.

pairSEQ

In nature, TCRs and BCRs exist as a heterodimer of paired chains, each of which is encoded on a different chromosome. Immunosequencing reveals the nucleotide structure of each individual chain, but not which chains match as cognate pairs. We developed and are pursuing patent protection for multiple bioinformatic-based approaches to pairing the two chains of TCRs and BCRs, including one deployed in our pairSEQ technique. Our methods also allow for identification of receptor chain pairs which are specific to particular antigen targets. Thirty-one related patent applications have been filed, 12 of which have matured into granted patents as of December 31, 2024, including U.S. Patent No. 10,077,478.

Assessing Responsiveness to Immunotherapy

Leveraging our immunosequencing technologies, we developed methods for predicting responses to immunotherapy, vaccines and infection. To those ends, rearranged TCR or BCR sequences are quantified and their levels or frequencies compared at different points in time. Twenty-one related patent applications have been filed, 8 of which have been granted as of December 31, 2024, including U.S. Patent No. 10,221,461.

Therapeutic Antibodies

We developed a therapeutic antibody discovery process called TruAB from which neutralizing antibodies have been and are being produced against target antigens in conditions such as SARS-CoV-2, Type 1 diabetes, influenza, Respiratory Syncytial Virus, inflammatory bowel disease and MS. Patent applications across 11 patent families to a number of these antibodies have been filed and are pending.

Vaccines

Together with our partner Nykode Therapeutics, we filed a patent application which is pending and directed to COVID-19 vaccines, the development of which was informed by our immunosequencing-based drug discovery efforts.

Therapeutic TCRs

We have a granted patent application to TCRs responsive to WT-1 antigens with potential utility in cell therapy against WT-1 related cancers. We have pursued a patent application to TCRs responsive to other cancer antigens which are of interest in our collaboration with Genentech.

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

Competition

The biotechnology and pharmaceutical industries, including the fields of life sciences research, clinical diagnostics and drug discovery, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. Given the breadth and promise of immune medicine, we face substantial competition from many different sources, including life sciences tools, diagnostics, pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions across various components of our platform and product and service offerings. Due to the significant interest and growth in immune medicine more broadly, we expect the intensity of the competition to increase. However, we believe our scale, precision and speed, and the resulting clinical applicability, distinguish us from our competitors. The MRD business also benefits from an established commercial footprint and reputation in our target market, our demonstrated regulatory and reimbursement know-how and our extensive patent portfolio.

In clinical diagnostics, clonoSEQ faces competition primarily from customers utilizing either conventional and next-generation flow cytometry in-house or via a reference lab or contract research organization. We may also face competition from new market entrants developing blood-based tools for disease monitoring based on protein, circulating tumor DNA or circulating tumor cells. Other future competitors that elect to develop and commercialize their products for lymphoid malignancies may include companies marketing early cancer detection testing products for indications that do not currently compete with clonoSEQ, such as methods for MRD assessment directed at solid tumors.

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

Government Regulation

Life Sciences Research Use Only Technologies

Our core research product in IM, Adaptive Immunosequencing, is a research use only (“RUO”) tool in the U.S. that provides data to third parties such as biopharmaceutical companies that are themselves engaged in the research and development of potential diagnostic and therapeutic products and services for which they may later pursue investigation and clearance, authorization or approval from regulatory authorities, such as the FDA.

RUO products belong to a separate regulatory classification under a long-standing FDA regulation. From an FDA perspective, products that are intended for research use only and are labeled as RUO are exempt from most regulatory controls and are therefore not subject to the regulatory requirements discussed below for clinical diagnostic products. Thus, RUO products may be used or distributed for research use without first obtaining FDA clearance, authorization or approval. The products must bear the statement: “For Research Use Only. Not for use in diagnostic procedures.” RUO products cannot make any claims related to safety, effectiveness or diagnostic utility, and they cannot be intended for human clinical diagnostic use. Accordingly, a product labeled RUO but intended or promoted for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and subject to FDA enforcement action. The FDA will consider the totality of the circumstances surrounding distribution and use of an RUO product, including how the product is marketed and to whom, when determining its intended use. If the FDA disagrees with a company’s RUO status for its product, the company may be subject to FDA enforcement activities, including, without limitation, requiring the company to seek clearance, authorization or approval for the products. If the FDA determines an RUO product is adulterated and misbranded, enforcement may also include a warning letter, seizure, an injunction and/or criminal fines for FDCA violations.

Clinical Diagnostics in the U.S.

Our first diagnostic product, clonoSEQ, was granted marketing authorization by the FDA for the detection and monitoring of MRD in bone marrow samples in patients with MM and ALL under the de novo process in September 2018, which classified clonoSEQ and future DNA-based tests to measure MRD in hematological malignancies as Class II devices, as explained further below. In August 2020, we received FDA clearance for clonoSEQ, following a 510(k) submission, for CLL in bone marrow as well as blood samples. We also received FDA clearance in 2021 for ALL from blood samples, launched in DLBCL and MCL, subtypes of NHL, under CLIA as a LDT and are actively advancing validation studies in certain other NHL sub-types such as CTCL.

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

Position outside of the United States

In the European Union (“EU”), IVDs can be placed on the market by obtaining a “CE mark,” which demonstrates conformity via a self-certification with the In vitro Diagnostic Medical Device Directive (“IVDD”). On May 26, 2017, the EU released a new regulatory framework, the In vitro Diagnostic Medical Device Regulation (“IVDR”), which will replace the IVDD. clonoSEQ obtained a CE mark in May 2019 for all B-cell malignancies with blood and bone marrow, and in August 2024, we announced that clonoSEQ received IVDR 2017/746 Class C risk certification issued by the Notified Body (BSI), which will be a requirement as of May 2026. The IVDR requires, among other things, that clonoSEQ meet conformity assessments, performance evaluations, and performance studies to improve health and safety and adopt a systematic post-market surveillance plan and report that includes the manufacturer’s trend reporting.

U.S. Federal and State Regulation of Laboratories

Given that aspects of our business at certain facilities involve acting as a clinical laboratory, we are required to hold certain federal and state licenses, certifications and permits to conduct our business.

As to federal certifications, CLIA establishes rigorous quality standards for all laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. As a clinical laboratory, we must obtain a CLIA certificate based on the complexity of testing performed at the laboratory, such as a Certificate of Compliance for high-complexity testing. CLIA also mandates compliance with various operational, personnel, facilities administration, quality and proficiency requirements, intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA compliance and certification is also a prerequisite to be eligible to bill for services provided to government payors and for many private payors. Furthermore, we are subject to survey and inspection every two years to assess compliance with program standards and may be subject to additional unannounced inspections. Laboratories performing high-complexity testing are required to meet more stringent requirements than laboratories performing less complex tests.

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

On May 6, 2024, the FDA issued a final rule that amended the definition of in vitro diagnostics (IVDs) in its regulations to state that IVDs are medical devices under the federal Food, Drug, and Cosmetic Act including when the manufacturer of the IVD is a laboratory (the “LDT Final Rule”). FDA proposed to phase out its general enforcement discretion for LDTs over a four-year period, subject to targeted enforcement discretion policies. LDTs that do not fall within the final rule’s targeted enforcement discretion policies are expected to comply with certain medical device regulatory requirements such as medical device reporting and complaint handling requirements beginning on May 6, 2025, and other requirements such as registration and listing and premarket authorization, among others, will become phased in over the next three years.

On the legislative front, Congress introduced the Verifying Accurate Leading-edge IVCT Development Act (“VALID Act”) several times to establish a framework for the FDA to oversee marketing of in vitro clinical tests (“IVCTs”), such as test kits and LDTs. Under this proposed legislation, FDA would oversee IVCTs, by requiring premarket review for high-risk IVCTs which expose patients to serious or irreversible harm, requiring abbreviated premarket review or technology certification for new moderate-risk IVCTs, and exempting low-risk IVCTs from premarket review. If enacted, certain categories of LDTs would have been grandfathered and exempt from certain regulatory requirements including premarket review, labeling requirements, test design requirements, and quality requirements. The VALID Act bill has yet to be passed in any form.

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

The privacy regulations govern the use and disclosure of protected health information by covered healthcare providers, as well as health insurance plans. They also set forth certain rights that an individual has with respect to his or her protected health information maintained by a covered health care provider, including the right to access or amend certain records containing protected health information or to request restrictions on the use or disclosure of protected health information. The security regulations establish requirements for safeguarding the confidentiality, integrity and availability of protected health information that is electronically transmitted or electronically stored. HITECH, among other things, established certain health information security breach notification requirements. A covered entity must notify HHS and each affected individual of a breach of unsecured protected health information and must also notify the media if the breach involves more than 500 individuals.

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

In addition, certain state laws govern the privacy and security of health information and personal information. Some of the state laws governing health information privacy and security are more stringent than HIPAA (including providing a private right to litigate for patients under these state laws) and often differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. There has also recently been an influx of state privacy and security laws that introduce similar compliance complexities, including the Washington state My Health My Data Act, the California Consumer Privacy Act in combination with the California Privacy Rights Act and associated regulations and the Colorado Privacy Act. In addition, there are state breach notification laws in every state, as well as in the District of Columbia, Guam and Puerto Rico. Failure to comply with these laws, where applicable, can result in the imposition of significant civil or criminal penalties and private litigation as further detailed in the “Risk Factors” section.

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

In response to the advancements in artificial intelligence and machine learning, there are also global efforts to regulate the use of these technologies. One prominent law that has been finalized is the European Union's AI Act.

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

On October 25, 2018, the Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act of 2018 (“SUPPORT Act”) was enacted. The SUPPORT Act included the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), which establishes an all-payor anti-kickback prohibition that extends to arrangements with recovery homes, clinical laboratories and clinical treatment facilities. EKRA includes a number of statutory exceptions and directs agencies to develop further exceptions. Current exceptions in some cases reference and in others differ from the AKS safe harbors. Significantly, the prohibitions apply with respect to the soliciting or receipt of remuneration for any referrals to recovery homes, clinical treatment facilities, or clinical laboratories, whether or not related to treating substance use disorders. Further, the prohibitions cover the payment or offer of remuneration to induce a referral to, or in exchange for, an individual using the services of, such providers. This law creates additional risk that relationships with referral sources could be problematic.

For anti-corruption legislation, the U.S. Foreign Corrupt Practices Act (“FCPA”) has historically been widely enforced. It is the first to introduce corporate liability, responsibility for third parties and extraterritoriality for corruption offences, meaning companies and persons can be held criminally and civilly responsible for corruption offences committed abroad. It was enacted for the purpose of making it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. With the enactment of certain amendments in 1998, the anti-bribery provisions of the FCPA now also apply to foreign firms and persons who cause, directly or through agents, an act in furtherance of such a corrupt payment to take place within the territory of the U.S. The FCPA also requires companies whose securities are listed in the U.S. to meet its accounting provisions, which were designed to operate in tandem with the anti-bribery provisions, and require corporations covered by the provisions to (a) make and keep books and records that accurately and fairly reflect the transactions of the corporation and (b) devise and maintain an adequate system of internal accounting controls.

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

U.S. Healthcare Reform

In the U.S., a number of legislative and regulatory changes at the federal and state levels have sought to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Affordable Care Act (“ACA”) became law. This law substantially changed the way healthcare is financed by both commercial and government payors, and it has significantly impacted our industry.

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

As of December 31, 2024, we had 619 full-time employees of which 94 hold medical or doctoral degrees. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe relations with our employees are good.

Our talented employees drive our mission and share core values that both stem from, and define, our culture. These core values are threaded throughout the “Adapter lifecycle,” from candidate screening, to rewards and recognition and employee development and promotions, all in an effort to operationalize and reinforce their importance in our organization:

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
•
Have fun. Fun makes everything better.

We believe our employees are highly engaged, and we were recognized consecutively from 2018 to 2022 by the Puget Sound Business Journal as one of Washington State’s Best Places to Work. We were also nationally certified as a Great Place to Work in 2021 and 2022, and we won GeekWire’s Workplace of the Year Award in 2023.

We continually strive to maintain a culture of excellence, empathy and belonging. We believe Adapters can be their best when they can be themselves, and we celebrate what everyone brings to the table.

We also strive to provide compensation, benefits, and incentives that will both attract and retain talented employees. Our total rewards package includes market-competitive base pay, performance-based short-term incentives, health care, retirement benefits, paid time off, family leave, and access to a variety of health and wellness resources. Additionally, we offer employees recurring equity grants to reinforce a sense of “shared ownership, shared success.”

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
•
market acceptance and our ability to increase the adoption of our products and services, including via coverage or reimbursement decisions related to our clinical diagnostic products;
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
•
the extensive regulation of our industry, including fraud and abuse laws and data privacy regulations;
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

We have incurred significant losses since our inception. For the year ended December 31, 2024, 2023 and 2022, we incurred a net loss of $159.6 million, $225.3 million and $200.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $1.3 billion. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering and follow-on offering, and, to a lesser extent, revenue as well as transactions pursuant to the Purchase Agreement. We expect to continue to incur significant expenses and operating losses as we continue to invest in the development of products and services utilizing our immune medicine platform to support the validation of additional clinical therapeutic and diagnostic products and services. We will need to generate significant additional revenue to achieve and sustain profitability.

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
•
our ability to manage our growth and operating expenses;
•
the outcomes of research initiatives, clinical trials or other product development or approval processes conducted by our customers, us or our collaborators;
•
our ability to obtain positive coverage decisions for our tests from additional commercial payers;
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

Our diagnostic revenue depends in part on achieving broad coverage and reimbursement for our clonoSEQ tests from payors, including both private and government payors. Certain large private payors have issued policies that decline to cover testing methods that they regard as experimental or investigational. Other payors may issue similar non-coverage policies. If payors do not provide coverage of, or do not provide adequate reimbursement for, a substantial portion of the price of our diagnostic tests, we may need to seek payment from the patient where this is not precluded by law or contract, which may adversely affect demand for our tests. Coverage determinations by a payor may depend on a number of factors, including, but not limited to, a payor’s determination that a certain diagnostic test is appropriate, medically necessary or cost-effective. If we are unable to provide payors with sufficient evidence of the clinical utility and validity of our diagnostic tests, they may not provide coverage, or may provide limited coverage, which will adversely affect our revenues and our ability to succeed. To the extent that more competitors enter our markets, the availability of coverage and the reimbursement rate for our tests and new diagnostic products may decrease as we encounter pricing pressure from our competitors.

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

If we are not successful in leveraging our platform to expand clonoSEQ in new indications or sample types and discover, develop and commercialize additional products and services, our ability to grow our business and achieve our strategic objectives would be impaired.

Our strategy is to leverage our immune medicine platform to discover, develop and potentially commercialize additional therapeutic and diagnostic products and services for various disease states. In particular, for clonoSEQ we are attempting to generate sufficient clinical evidence to support the utility of MRD in additional lymphoid cancers beyond ALL, MM, CLL, DLBCL and MCL while also demonstrating the clinical utility of blood as a sample type for all lymphoid cancers. If we are unable to generate compelling evidence supporting clonoSEQ use in other indications or sample types, we may not succeed in expanding our clonoSEQ product platform.

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

We are seeking to leverage our immune medicine platform to develop a pipeline of future disease-specific research, therapeutic and diagnostic products. For example, we continually expand our immunomics database and TCR-antigen binding with a view toward advancing target antigen discovery to leverage in developing therapies such as prophylactic or therapeutic antibodies. In addition, we are developing certain therapeutic product candidates under our collaboration agreement with Genentech by leveraging our platform to identify TCRs that can be engineered into personalized cellular therapeutic products.

We are also attempting to leverage our immune medicine platform to discover and develop potential therapeutic antibodies in autoimmune indications. This effort was informed by our previous investment in discovering, making and testing antibodies for the treatment of COVID-19. Our antibody discovery and development efforts in autoimmunity are early, and we continue to evolve and mature our programs. As we generate and analyze data on our antibody discovery work and programs, we may find that our initial hypotheses regarding any disease state are not supported by a larger data set or further analysis. If we are unable to demonstrate compelling data regarding the effectiveness of our antibody discovery and development capabilities, we may incur substantial costs but not be able to commercialize any related product.

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

For example, we have purchased and rely on the Illumina NextSeq System and plan to rely in the future on the NovaSeq X system. Illumina supplies us with reagents that have been designed for use solely with this sequencer and Illumina is the sole provider of maintenance and repair services for the Illumina NextSeq System. We also license our laboratory information management software from Illumina and receive services from Illumina related to that software. In addition, Illumina is not obligated to meet all of our requirements for reagent supply. In the event Illumina ceases or slows its production of, or is otherwise unwilling or unable to continue to supply the sequencer reagents necessary for and currently used in our business at or near current pricing, we may be required to purchase different reagents from Illumina or to purchase from a different reagent vendor under terms and conditions which could be less favorable to us. Any disruption in Illumina’s operations or the suppliers of our reagents, materials or other equipment could impact our ability to do business.

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

Our efforts to develop products leveraging our TCR-antigen binding data may not be successful, and it may not yield the insights that we expect or on a timetable that allows development or commercialization of new therapeutic or diagnostic products.

We are using our immunosequencing capabilities, proprietary computational analyses and machine learning models to map and computationally predict at scale binding of TCR sequences to disease antigens, which we believe has multiple high-value therapeutic applications and is relevant to our drug discovery work. However, we may not be successful in developing a sufficiently comprehensive data set or the performance of our ‘digital’ TCR-antigen prediction models may be insufficient for any number of reasons, which may include difficulty in validating signals and challenges in making progress toward algorithmic-based methods that accurately define TCR-antigen signatures of disease. In addition, we may not succeed in accelerating the development of a ‘digital’ TCR-antigen binding prediction model that will allow us to pursue multiple high-value therapeutic applications and achieve our business goals in a timetable that is commercially viable for our products or our collaborators’ products, or at all. As we continue to grow our immunomics database and advance our prediction modeling activities, we may be unable to translate these efforts into commercialization opportunities. Moreover, as our collaboration activities under the Microsoft Agreement are winding down, we may be less successful in pursuing these opportunities.

If the performance of our computational and machine learning modeling efforts do not meet our expectations or our needs to accurately validate TCR to antigen associations in a reasonable timeframe, our business model may not be commercially viable. Even if we accelerate our efforts, products derived from our platform technologies may have product specific limitations. If we are unable to make meaningful progress in leveraging our prediction models to successfully develop and in the future commercialize new therapeutic products, diagnostic products or services, our business results will be negatively impacted.

We are exposed to risks associated with our agreement with Genentech, and we may not realize the advantages we expect from it.

In December 2018, we entered into the Genentech Agreement with the goal to develop and commercialize cancer antigen-specific and neoantigen directed TCR-based cell therapies for the treatment of a broad range of tumor types. Under the terms of the Genentech Agreement, we received an upfront payment of $300.0 million in February 2019 and a $10.0 million milestone payment in May 2023, and we may be eligible to receive up to approximately $1.8 billion in additional payments over time upon achievement of specified development, regulatory and commercial milestones. In addition, we are eligible to receive royalty payments on sales of products that Genentech commercializes under the agreement. We may not be successful in achieving these milestones, and products that Genentech develops under the Genentech Agreement may not be commercialized in the timeframe we expect, may not achieve significant sales, or may not be commercialized at all.

We are exposed to numerous risks associated with the Genentech Agreement, including Genentech having sole control over the clinical development and commercialization of any products developed under the Genentech Agreement. For instance, in 2021, Genentech suspended development of a first product candidate against a shared cancer antigen target in response to recently published data specific to that target, following which Genentech selected to advance a second product candidate. The Genentech Agreement also prevents us from developing or commercializing TCR-based cellular therapies in the field of oncology on our own or with any third party. Our collaboration involves risks that are different from the risks associated with independently advancing therapeutic candidates and related operations, including that Genentech may:

•
have or develop economic or business interests that are inconsistent with ours;
•
take actions contrary to our instructions, requests, policies or objectives;
•
take actions that reduce our return on investment for this collaboration;

•
fail to distinguish itself from biosimilar competition; or
•
take actions that harm our reputation or restrict our ability to run our business.

Genentech’s degree of control of the collaboration, clinical development and commercialization efforts may impact the payment amounts that we receive under the Genentech Agreement. For example, Genentech may suspend development of product candidates or decide not to pursue commercialization of product candidates at all, or it may agree to pay royalties to third parties or adopt a pricing model that reduces the amount of royalties we might otherwise expect. It is also possible that effective cell therapies will not be developed under the Genentech Agreement or, if developed, approved by the FDA or comparable regulatory authorities outside of the U.S. Genentech may also terminate the Genentech Agreement at its convenience, at any time and without cause.

We may not be able to perform our research, development and commercialization related obligations under the Genentech Agreement, including performing TCR screening activities for product candidates being developed and commercialized under the Genentech Agreement. For example, in the event Genentech commercializes a under this agreement, as the volume of product sales grows, we will likely need to continue to increase our workflow capacity and general process improvements, and expand our internal quality assurance program to support TCR screening on a larger scale within expected turnaround times. These process enhancements and increases in scale, expansion of personnel, laboratory space and equipment, among others, may not be successfully implemented, and we may not have adequate laboratory facilities or resources to accommodate all the requirements that we currently anticipate needing to be successful. If we cannot satisfy our obligations, Genentech is entitled to trigger a technology transfer of our TCR screening process or terminate the Genentech Agreement. In addition, due to our significant obligations under the Genentech Agreement, we may face challenges in meeting the needs of existing customers, collaborators and suppliers and securing new customers, including any biopharmaceutical customers that are actual or potential competitors with Genentech.

If we support Genentech in late-stage clinical development or the commercialization of one or more products under the Genentech Agreement, we may need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and could damage our reputation and the prospects for our business, both under the Genentech Agreement and otherwise. As a result, our relationship with Genentech may not result in the realization of its anticipated benefits.

We have limited experience supporting the development and commercialization of cellular therapeutics, and future TCR-based cellular therapies may never be successfully developed and commercialized under our Genentech collaboration.

We have limited experience in supporting the development of cellular therapeutics, and no experience with the commercialization, marketing and distribution of cellular therapeutics. Our therapeutic product candidates are at an early stage of discovery and development under our Genentech collaboration, and we are continuing to develop our process to develop TCR-based cellular therapies for the treatment of patients with cancer. Under our Genentech collaboration, Genentech has invested significant financial resources to develop future TCR-based cellular therapies, including conducting preclinical studies and other early research and development activities, and providing general and administrative support for these operations. Our future success is dependent on our and Genentech’s ability to successfully develop therapeutic product candidates and advance those product candidates into the clinic, and Genentech’s ability, where applicable, to obtain regulatory and marketing approval for, and then to successfully commercialize, cellular therapeutics. We and Genentech have not yet developed and commercialized any cellular therapeutics, and we may not be able to do so.

We have limited experience with the development and commercialization of antibody-based therapeutics, and future such products may never be successfully developed and commercialized by us or our collaborators.

We have limited experience with the development of antibodies, and no experience with the commercialization, marketing and distribution of antibody-based therapeutic products. Our antibody-based therapeutic product candidates are at an early stage of discovery and development. We and any of our collaborators we work with to develop and commercialize therapeutic antibody products may not be able to do so.

We currently use, and in the future expect to continue using, collaborators for several aspects of our operations as well as to commercially leverage our drug discovery platform, and if we cannot maintain current and enter new relationships with collaborators when necessary or desirable to do so, our business will suffer.

We have limited resources to conduct our operations in both the MRD business and IM business areas, and have not yet fully established infrastructure for sales, marketing or distribution in connection with all of our current or future potential products. We have entered into collaboration agreements under which our collaborators have provided, and may in the future provide, funding and other resources for developing and potentially commercializing our products and services.

We continue to pursue additional collaborators to secure patient sample cohorts that could help further accelerate our TCR-antigen binding, signal generation and validation for our immune-based diagnostics or drug discovery product or services pipeline. These collaborations may result in our incurring significant expenses in pursuit of potential products and services, and we may not be successful in identifying, developing or commercializing any potential products or services.

We are pursuing potential drug discovery and development opportunities with pharmaceutical companies to develop and commercialize therapeutic products that leverage our immune medicine platform, including TCR-based and antibody-based therapeutic modalities, among others. We may not succeed in discovering targets or advancing therapeutic product candidates in these collaborations and our collaborators may not succeed in developing and commercializing such products, which may cause us not to realize the expected monetary benefits of the collaborations.

Many factors may impact the success of such collaborations, including our ability to perform our obligations, our collaborators’ satisfaction with our products and services, our collaborators’ performance of their obligations to us, our collaborators’ internal priorities, resource allocation decisions and competitive opportunities, the ability to obtain regulatory approvals, disagreements with collaborators, the costs required of either party to the collaboration and related financing needs, and operating, legal and other risks in any relevant jurisdiction. In addition to negatively impacting our revenue or delaying the development of our future products and services, the loss of one or more of these relationships may reduce our growth potential. All of the risks relating to product development, regulatory clearance, authorization or approval and commercialization described herein apply to us derivatively through the activities of our collaborators.

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

We are developing a pipeline of immune-based diagnostics and therapeutics, including TCR-based cellular therapies in oncology and antibodies in autoimmunity. However, significant additional research and development activities, validations, and clinical trials are required before we and, as pertinent, our collaborators will have a chance to achieve additional commercially viable products. Our research and development efforts remain subject to all of the risks associated with drug development in general and specific to products that we pursue on our own or in collaboration. Development of the underlying technology may be affected by unanticipated technical or other problems, among other research and development issues, and the possible lack of funds needed to complete development of these products. Safety, regulatory and efficacy issues, clinical hurdles or other challenges may result in delays and cause us to incur additional expenses that would increase our losses. If we and our collaborators cannot complete, or if we experience significant delays in developing, our clinical diagnostics or therapeutics, including T-cell based cellular therapies and antibodies, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

Prior to obtaining regulatory clearances, authorizations or approvals for the commercial sale of any new therapeutic products or services, we must demonstrate that our products are both safe and effective for use in each target disease indication. Clinical studies will be necessary to demonstrate that a product is safe and effective. Research and development, clinical testing and validation are expensive, can take many years to complete and the outcomes are inherently uncertain. Failure can occur at any time. For therapeutics, the results of preclinical studies and early clinical trials of products and services in development may not be predictive of the results of later-stage clinical trials, and initial success in clinical trials may not be indicative of results obtained when clinical trials are completed. There is typically an extremely high rate of failure as therapeutic products in development proceed through clinical trials. Products in later stages of clinical trials or validation also may fail to show the desired safety and efficacy profile despite convincing data generated in non-clinical studies and initial clinical trials or validations. Any delays in the development of our products and services may harm our business, financial condition and prospects significantly.

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

As of December 31, 2024, we had 619 full-time employees, and we reduced our workforce last year as part of restructuring plans. See Note 15, Restructurings. If demand for our products and services increases in the future, we may need to expand our workforce, commercial infrastructure and laboratory operations to support demand for our products. If we are unable to support fluctuations in the demand for our products and services, including ensuring that we have adequate capacity to meet potential increased demand as well as other customer requirements (such as turnaround time and service level), our business could suffer. Consequently, we may be required to increase the number of employees, including potential contingent employees as needed, to address demand fluctuations. As we and our collaborators commercialize additional products and services, we may need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher service costs, declining service quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and services and could damage our reputation and the prospects for our business.

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

Our success depends on the market’s confidence that we can provide immune-driven research, therapeutic and diagnostic products and services that improve clinical outcomes, lower healthcare costs and enable better biopharmaceutical development. Failure of our products and services, or those jointly developed with our collaborators, to perform as expected could significantly impair our operating results and our reputation. We believe patients, clinicians, academic institutions and biopharmaceutical companies are likely to be particularly sensitive to defects, errors, inaccuracies, delays and toxicities in or associated with our products and services. Furthermore, inadequate performance of these products or services may result in lower confidence in our immune medicine platform in general.

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

Our estimates of the annual total addressable markets for our current products and services and those under development are based on a number of internal and third-party estimates, including, without limitation, the number of patients who have developed one or more of a broad range of cancers, the number of individuals who are at a higher risk for developing one or more of a broad range of cancers, and the number of individuals who have developed or are at a higher risk of developing certain autoimmune disorders, as well as the proportion of patients in each market whose needs can be addressed by our or our collaborators’ products, and the assumed prices at which we can sell our current and future products and services for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. In presenting our total addressable market, we are not making any claim that we can realistically serve that market. If the actual number of patients who would benefit from our products, the price at which we can sell future products and services or the annual total addressable market for our products or services is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

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

For example, under the Genentech Agreement, Genentech has the sole right and authority to commercialize products developed under that agreement. It will be Genentech’s responsibility to locate, qualify and engage distribution partners, clinicians and local hospitals with industry experience and knowledge to effectively market and sell products developed under that agreement. Genentech may not be able to engage distribution partners, clinicians or hospitals on favorable terms, or at all. If Genentech’s sales and marketing efforts with respect to products developed under the Genentech Agreement are not successful, we may not achieve significant market acceptance for our drug discovery services and platform, which would materially and adversely impact our business operations. We face similar risks in our pharmaceutical services collaborations where milestone payments to us are dependent on successful commercialization of drugs by our collaborators.

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

We could be adversely affected if we do not develop our drug discovery and clinical diagnostic products, obtain required regulatory and other clearances, authorizations or approvals, obtain or enforce patents covering our discoveries and launch our products before our competitors. Moreover, our competitors may succeed in developing clinical diagnostics and therapies that circumvent our intellectual property rights. Our competitors may succeed in developing and commercializing therapies or diagnostic products that are more accurate, more convenient to use or more cost-effective than our products or could prove to be safer, more effective, more convenient to administer or more cost-effective than any therapeutic products we may develop with our collaborators or that would render our products less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known. For additional information regarding our competition, see the “Business—Competition” section of this Annual Report on Form 10-K.

We may not be able to retain regulatory approval of clonoSEQ in the EU and may never obtain approval in any other foreign country for any of our products or services and, even if we do, we or our collaborators may never be able to commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any of our current or future products and services in any particular foreign jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a jurisdiction-by-jurisdiction basis regarding quality, safety, performance and efficacy. In addition, clinical trials or clinical investigations conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory clearance, authorization or approval in one country does not guarantee regulatory clearance, authorization or approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods.

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

We have licensed our technology to certain international sites including but not limited to France, Germany, Italy, the United Kingdom, Spain, and Australia for research use only of our clonoSEQ assay and in some cases, for clinical use of clonoSEQ. In August 2024, clonoSEQ received IVDR certification in the EU, but our collaborators are only beginning to use clonoSEQ as an IVDR-compliant test in local EU clinical trials. We do not know how long we will be able to retain IVDR certification if regulatory requirements change or necessitate additional validations or approvals. Additionally, aside from this achievement, we have limited experience in obtaining regulatory clearance, authorization or approval in international markets. If we or our collaborators fail to comply with regulatory requirements in international markets or to obtain and maintain required regulatory clearances, authorizations or approvals in international markets, or if those approvals are delayed, our target market will be reduced and our ability to realize the full market potential of our products and services will be unrealized.

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

Our research and development initiatives and laboratory operations depend on our ability to attract and retain highly skilled scientists, technicians and software engineers. We may not be able to attract or retain qualified scientists, technicians or software engineers in the future due to the competition for qualified personnel among life sciences and technology businesses, particularly near our facilities located in Seattle, Washington and in South San Francisco, California. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting or retaining qualified salespeople. Recruiting, training and retention difficulties can limit our ability to support our research and development and commercialization efforts. All of our employees are at-will, which means that either we or the employee may terminate their employment at any time.

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

Our industry is characterized by rapid changes, including technological and scientific breakthroughs, frequent new product and service introductions and enhancements and evolving industry standards, all of which could make our current and future products obsolete. For example, there have been numerous advances in technologies relating to life sciences research, MRD technologies and assays and the diagnosis and treatment of cancer and autoimmune disorders. There have also been advances in technologies used to computationally analyze very large amounts of biologic information. Our future success will depend on our ability to keep pace with evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. If we do not update our platform and products to reflect new scientific knowledge about DNA sequencing, immunology, computational biology, software development, new disease diagnostics and therapies or the diseases we seek to treat or assist in the treatment of, such as lymphoid malignancies, our products and technology could become obsolete so products and services based on our immune medicine platform could decline or fail to grow as expected.

If our laboratory facilities are damaged, become inoperable or we are required to vacate our existing facilities, our ability to support our customers, conduct our laboratory processes and pursue our research and development efforts may be jeopardized.

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

We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, losses incurred will carry forward until such losses expire (for losses generated prior to January 1, 2018) or are used to offset future taxable income, if any. Utilization of our NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through December 31, 2023 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2024. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2024.

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

Our results of operations could be adversely affected by general conditions in the global economy and financial markets. Changes in these economic conditions can arise suddenly, such as in the case of recent inflation fluctuations. A severe or prolonged economic downturn, as result of a global pandemic or otherwise, could result in a variety of risks to our business, including weakened demand for our products and services and our ability to raise additional capital when needed on favorable terms, if at all. A weak or declining economy could also strain our collaborators, possibly resulting in supply disruption, or cause delays in their payments to us.

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

We depend on information technology and telecommunications systems, including third-party cloud computing infrastructure, operating systems and artificial intelligence platforms, for significant elements of our operations, including our laboratory information management system, clinical immunomics database, TCR-antigen binding, laboratory workflow tools, customer and collaborator reporting and related functions. We also depend on our proprietary workflow software to support new product launches and regulatory compliance.

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

The use of artificial intelligence and machine learning presents new risks and challenges to our business.

The use of artificial intelligence (“AI”) and machine learning is increasingly being embedded in standard business processes, including in the life sciences and healthcare industries. While we do not use AI or machine learning as an element of any product or service, we do use them to assist in a range of other contexts, such as to enhance our operations, technology, and internal workflows. We also anticipate AI to be adopted more broadly throughout our organization to manage operational efficiencies, particularly as the technology evolves and improves. However, the use of AI and machine learning presents risks and challenges that could impact our business. For example, the improper use of data (including personal information, PHI or confidential information) to train AI algorithms could result in violations of our privacy and confidentiality obligations, jeopardize our intellectual property rights, or put us at risk of violating applicable laws and regulations. Furthermore, AI models may be poorly trained or compromised. This could create output from AI tools that might be flawed without appropriate human oversight, resulting in biased data, misinformation or disinformation or the introduction of cybersecurity threats such as malware. AI practices and machine learning tools used by our commercial partners could present similar risks, and any of these outcomes could have a material adverse effect on our business, results of operations, or financial condition.

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
•
HIPAA and other federal and state data privacy and security laws;
•
federal and state genetic information laws, such as the Genetic Information Nondiscrimination Act (“GINA”) and similar state laws; and
•
coverage and restrictions on coverage and reimbursement for clinical diagnostics and pharmaceutical therapies and Medicare, Medicaid, other governmental payors and private insurers reimbursement levels.

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

FDA’s Final LDT Rule and targeted enforcement discretion policies for LDTs could subject our operations to much more significant regulatory requirements.

In addition to offering the cleared version of clonoSEQ as a test for MRD in certain blood cancers, we also currently offer LDT versions of this test for other indications. For years, the FDA has exercised enforcement discretion with respect to LDTs that are marketed in the United States and has not actively enforced its medical device regulatory requirements for such tests, provided that the LDTs met certain conditions. On May 6, 2024, FDA issued the final rule that amended the definition of in vitro diagnostics (IVDs) in its regulations to state that IVDs are medical devices under the federal Food, Drug, and Cosmetic Act including when the manufacturer of the IVD is a laboratory. Under this nuanced approach, FDA proposed to phase out its general enforcement discretion for LDTs over a four-year period, subject to targeted enforcement discretion policies. In the absence of a successful legal challenge, LDTs that do not fall within the final rule’s targeted enforcement discretion policies are expected to comply with certain medical device regulatory requirements such as medical device reporting and complaint handling requirements beginning on May 6, 2025, and other requirements such as registration and listing and premarket authorization, among others, will become phased in over the next three years. As a result, our NGS MRD tests may become subject to extensive FDA requirements, or our business may otherwise be adversely affected. If the FDA were to disagree with our LDT status or modify its approach to regulating LDTs, we could experience reduced revenue or increased costs, which could adversely affect our business, prospects, results of operations and financial condition. If required, the regulatory marketing authorization process required to bring our current or future LDTs into compliance may involve, among other things, successfully completing additional clinical validations and submitting to and obtaining clearance from the FDA for a premarket clearance (510(k)) submission or authorization for a de novo or approval of a PMA.

Furthermore, Congress is working on legislation that, if enacted, would clarify the FDA’s authority with respect to LDTs. In this regard, the VALID Act was first introduced in March 2020, and most recently reintroduced in March 2023. The bill proposes a risk-based approach that would subject many LDTs to FDA regulation by creating a new in vitro clinical test, or IVCT, category of regulated products. As proposed, the bill would grandfather many existing LDTs from certain proposed requirements but would require such tests to comply with certain other regulatory requirements such as registration and listing, adverse event reporting. This legislation could create new or different regulatory and compliance burdens on us and could have a negative effect on our ability to develop new products, which could have a material effect on our business. In the event that the FDA requires marketing authorization of our LDTs in the future, the FDA may not ultimately grant any clearance or approval requested by us in a timely manner, or at all. In addition, if the FDA inspects our laboratory in relation to the marketing of our FDA-cleared clonoSEQ test, any enforcement action the FDA takes might not be limited to the FDA-cleared clonoSEQ test and could encompass our LDT testing service.

For each product we are developing that requires FDA premarket review or equivalent regulatory approval, the FDA or other regulatory authority may not grant clearance, authorization or premarket approval and failure to obtain necessary approvals for our future products and services would adversely affect our ability to grow our business.

Before we begin to manufacture, label and market additional clinical diagnostic products for commercial diagnostic use in the U.S., we may be required to obtain either clearance, marketing authorization or approval from the FDA and state regulatory authorities with jurisdiction over such products, unless an exemption applies or, in the case of the FDA, it exercises its enforcement discretion and refrains from enforcing its requirements. For example, the FDA currently refrains from enforcing its medical device requirements with respect to LDTs, which the FDA considers to be a type of in vitro diagnostic test that is designed, manufactured and used within a single properly licensed laboratory.

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

Our employees, consultants and collaborators may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

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

•
The FTCA, which the FTC interprets to require taking appropriate steps to secure consumers’ personal information and considers the failures to do so to constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Health information is considered sensitive data that merits stronger safeguards, and the FTC’s guidance for appropriately securing consumers’ personal information is consistent with what is required by the HIPAA Security Rule. Many states have passed comprehensive privacy laws, some states, most notably Massachusetts and Nevada, also have adopted laws requiring the implementation of security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico and Guam, have adopted breach notification laws.
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

The privacy and security of personal information stored, maintained, received or transmitted, including electronically, is a major issue in the U.S. and abroad. While we strive to comply with all applicable privacy and security laws and regulations, including, in our case, our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, these laws and regulations continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the data-collection activities of various government agencies and in the number of private privacy-related lawsuits filed against companies (including a private right of action under the California Consumer Privacy Act ("CCPA") and other similar state laws, as described below). Concerns about our practices with regard to the collection, use, retention, disclosure or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business. Additionally, we receive personal information, including PHI from third parties, and if such third parties breach their representations to us regarding their compliance with applicable privacy and security laws, we could be exposed to proceedings or actions by government agencies or others.

Numerous foreign, federal and state laws and regulations govern the collection, dissemination, use and confidentiality of personal information, including genetic, biometric and health information, including state privacy, data security and breach notification laws, federal and state consumer protection and employment laws, HIPAA, GINA, CCPA and foreign data protection laws like the GDPR. These laws and regulations are increasing in complexity and number, may change frequently and sometimes conflict.

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

Further, various states, such as Washington, California and Colorado, have implemented similar privacy laws and regulations (such as the California Confidentiality of Medical Information Act, CCPA and California Privacy Rights Act) that impose restrictive requirements regulating the use and disclosure of personal information, while other states are considering adoption of similar provisions. These laws and regulations are not necessarily preempted by HIPAA, but they have a wider scope and afford greater protection to individuals than HIPAA. Where state laws are more protective, we and our collaborators must comply with the stricter provisions where they apply. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our immune medicine platform and related products and services could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI, along with increased customer demand for enhanced data security infrastructure, could greatly increase the cost of providing our products and services, decrease demand for our products and services, reduce our revenue and subject us to additional liabilities.

We currently operate in some and may eventually operate in additional countries outside of the U.S. whose laws may in some cases be more stringent than the requirements in the U.S. For example, the GDPR imposes strict rules on the transfer of personal data out of the EU to the U.S., and the obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practice. In addition, some countries have stricter consumer notice or consent requirements relating to personal data collection, use or sharing, have more stringent requirements relating to organizations’ privacy programs and provide stronger individual rights.

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

In addition, a growing number of states and countries are considering or have adopted cybersecurity requirements for cloud-based provision of services which we may be required to comply with as a condition of doing business with government-affiliated organizations, such as state universities. Implementation of the controls required by such laws can be onerous and may affect our ability to provide services to government-affiliated organizations in such states, adversely affecting our results of operations.

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

As of December 31, 2024, we own or have rights to 416 active patents and patent applications filed in the U.S., Europe and elsewhere. Of these, there are 70 pending patent applications. Our pending patent applications may not result in issued patents in a timely fashion or at all. Even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is also possible that others will design around our current or future patented technologies.

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

The market price of our common stock has been and is likely to continue to be highly volatile, with a 52-week high closing price of $8.52 and a 52-week low closing price of $2.34, in each case as of February 26, 2025, and may fluctuate substantially due to many factors, many of which are beyond our control. These factors include:

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

Our cybersecurity program is based on the ISO 27001 security controls set, and in particular, it focuses on the principles of confidentiality, integrity and availability. We maintain an ISO 27001 certification with a fully integrated set of operational policies and procedures to adhere to the domains of ISO 27001. This includes but is not limited to the organization of information security to assign roles and responsibilities within Adaptive, access control to restrict employees’ access to view only that information that is relevant to their roles, information security incident management, and compliance to broadly ensure alignment with applicable laws and regulations. We perform an annual risk assessment conducted by an outside assessor and conduct vendor risk assessments for third party vendors to evaluate how their systems may impact our business in the event of a cybersecurity incident. We also provide annual, mandatory cybersecurity training for employees to equip our workforce with the knowledge to identify and respond to cybersecurity threats, such as phishing attempts.

The internal body with executive oversight of our cybersecurity program is our Privacy and Information Security Steering Committee (“PISSC”), which applies a multidisciplinary framework to cybersecurity risks and risk assessment by integrating information security, privacy and human resources expertise, oversight and reporting. The PISSC is made up of our Privacy Officer, Chief Operations Officer (who is also acting as head of our security team), Chief Financial Officer, General Counsel and Chief People Officer and meets on a quarterly basis. Julie Rubinstein, who serves as our Chief Operations Officer, is leading our security team on an interim basis and is supported by a fractional chief information security officer.

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

Holders of Record

As of February 26, 2025, there were approximately 73 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes $100 was invested in our common stock at the market close on June 27, 2019, which was our initial trading day. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends. The offering price of our common stock in our initial public offering, which had a closing stock price of $40.30 on June 27, 2019, was $20.00 per share. The stock price performance below is based on historical data and is not necessarily indicative of, nor intended to forecast, future performance of our common stock.

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

This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 may be found in Part II, Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.

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

Our current product and service offerings in MRD related to the MRD market are our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ or MRD assay, offered to biopharmaceutical partners to advance drug development efforts. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the FDA for the detection and monitoring of MRD in patients with MM, B cell ALL and CLL, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers, including DLBCL and MCL. In the fourth quarter of 2024, we obtained Medicare coverage for MCL and initiated promotional efforts in MCL. We also recently obtained a new Medicare CLFS rate of $2,007 per test for clonoSEQ and MolDX updated the clonoSEQ episode pricing to $8,029 for all covered indications. This represents a 17% increase from the previous episode price and the previous implied per test rate under the episode structure. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners and payors. In an effort to enable easier test ordering, we have worked to integrate the clonoSEQ clinical diagnostic test via Epic's comprehensive EMR system into the records systems of numerous accounts, and continue to make more progress.

Immune Medicine leverages our proprietary ability to sequence, map, pair and characterize TCRs and BCRs at scale to drive opportunities in cancer and autoimmune disorders. Our immunosequencing technology, which includes our Adaptive Immunosequencing research product, serves as the research and development engine driving our immune medicine platform and generates revenue from biopharmaceutical and academic customers. We are applying AI and machine learning models to map at scale TCR sequences to the diseases they bind to enable our drug discovery efforts. Also in our drug discovery programs, we use our proprietary capabilities to discover new drug targets and leverage our validated TCR and BCR discovery approaches to discover and develop TCR or antibody therapeutic assets. Our drug discovery efforts include the Genentech Agreement under which we support Genentech in the development of cancer antigen-directed TCR-based cancer cell therapies for the treatment of patients with solid tumors.

We recognized revenue of $179.0 million and $170.3 million for the year ended December 31, 2024 and 2023, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $159.5 million and $225.3 million for the year ended December 31, 2024 and 2023, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering and follow-on offering, and, to a lesser extent, revenue and proceeds from the Purchase Agreement. As of December 31, 2024 and 2023, we had cash, cash equivalents and marketable securities of $256.0 million and $346.4 million, respectively.

Restructurings

During the year ended December 31, 2024, we implemented various restructuring plans which better aligned our organization to our two operating segments, impacted certain planned software enhancements and resulted in the consolidation of certain research and development workflows, among other things. The software enhancements were primarily associated with our laboratory information management systems. As part of these restructurings, we reduced our workforce, had long-lived assets that were no longer being utilized and vacated certain leased space in South San Francisco, California. In total, we recognized $9.2 million of restructuring costs during the year ended December 31, 2024. Of the $9.2 million restructuring costs recognized, $7.2 million related to impairment charges. The activities related to these restructurings were completed as of December 31, 2024. See Note 15, Restructurings of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our restructuring expenses.

Segment Information

In 2024, in connection with an organizational realignment, we began operating our business as two reportable segments: MRD and Immune Medicine. These segments are organized by market opportunity in commercial diagnostics and drug discovery, respectively. See Note 19, Segment Information of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our segments and the assumptions used to allocate shared expenses.

Components of Results of Operations

Revenue

We derive revenue by providing diagnostic and research services in our MRD and Immune Medicine business areas. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers. We disclose our clonoSEQ test volume, which includes the number of clonoSEQ reports and results we have provided to ordering physicians in the U.S. and international technology transfer sites. These volumes do not include sample results from our biopharmaceutical customers or academic institutions utilizing our MRD services. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing, to biopharmaceutical customers and academic institutions; (2) our collaboration agreements with Genentech and other biopharmaceutical customers in areas of drug and target discovery; and (3) for years prior to 2023, providing our T-Detect COVID tests to clinical customers.

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

We expect our MRD revenue to increase in the long term as we continue to increase our MRD clinical testing volume through enhanced penetration in our existing covered patient populations, expand into new patient populations and optimize payor coverage. Our MRD revenue may fluctuate period to period due to the uncertain timing of receipt of our biopharmaceutical customer samples, which may cause uncertainty in the delivery of our products and services, the recognition of milestones related to regulatory approvals of our biopharmaceutical customers’ therapeutics and changes in estimates of our clinical revenue reimbursement rates.

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

We expect sales and marketing expenses to increase in the short term. In the long term, we expect sales and marketing expenses to increase in absolute dollars as we increase marketing activities to drive awareness and adoption of our products and services. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term, subject to fluctuations from period to period due to the timing and magnitude of these expenses.

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

We expect general and administrative expenses to moderately increase in the short term and to decrease as a percentage of revenue in the long term.

Impairment of Long-Lived Assets Expenses

Impairment of long-lived assets expenses include our impairment charges for certain leased office and laboratory space, related long-lived assets (including leasehold improvements and laboratory equipment) and long-lived assets associated with our halted software enhancements. See Note 10, Leases and Note 15, Restructurings of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding our impairment assessments and considerations.

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

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Statements of Operations Data:
Revenue	$178,957	$170,276	$185,308
Operating expenses
Cost of revenue	72,080	75,553	57,909
Research and development	102,953	122,117	141,756
Sales and marketing	84,759	88,579	95,603
General and administrative	72,806	83,934	88,527
Amortization of intangible assets	1,703	1,699	1,699
Impairment of long-lived assets	7,205	25,429	—
Total operating expenses	341,506	397,311	385,494
Loss from operations	(162,549)	(227,035)	(200,186)
Interest and other income, net	14,534	15,531	4,056
Interest expense	(11,580)	(13,800)	(4,238)
Net loss	(159,595)	(225,304)	(200,368)
Add: Net loss attributable to noncontrolling interest	103	54	177
Net loss attributable to Adaptive Biotechnologies Corporation	$(159,492)	$(225,250)	$(200,191)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(1.08)	$(1.56)	$(1.40)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	147,101,648	144,383,294	142,515,917
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(80,371)	$(116,413)	$(121,589)

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

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
MRD revenue
Service revenue	$133,029	$102,739	$30,290	29%
Regulatory milestone revenue	12,500	—	12,500	*
Total MRD revenue	145,529	102,739	42,790	42	81%	60%
Immune Medicine revenue
Service revenue	19,976	24,959	(4,983)	(20)
Collaboration revenue	13,452	42,578	(29,126)	(68)
Total Immune Medicine revenue	33,428	67,537	(34,109)	(51)	19%	40%
Total revenue	$178,957	$170,276	$8,681	5	100%	100%
* Not applicable

The $42.8 million increase in MRD revenue was primarily due to a $26.3 million increase in revenue generated from providing clonoSEQ to clinical customers, a $12.5 million increase in revenue recognized upon the achievement of regulatory milestones by certain of our biopharmaceutical customers, and a $5.8 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. These increases were partially offset by a $1.6 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 35% to 76,105 tests delivered in the year ended December 31, 2024 from 56,496 tests delivered in the year ended December 31, 2023.

The $34.1 million decrease in Immune Medicine revenue was primarily due to a $29.1 million decrease in revenue generated from the Genentech Agreement, which resulted from decreased collaboration expenses and decreased revenue recognized from the $10.0 million regulatory milestone achieved in May 2023, and a $5.0 million decrease in revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Cost of revenue	$72,080	$75,553	$(3,473)	(5)%	40%	44%

The $3.5 million decrease in cost of revenue was primarily attributable to a $10.4 million decrease in overhead costs, which was largely driven by laboratory relocation and consolidation activities. This decrease was partially offset by a $3.2 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples, a $2.8 million increase in cost of materials, $2.5 million of which resulted from increased revenue sample volume and $0.3 million of which was primarily related to an increase in inventory reserve expense, and a $0.4 million increase in shipping and handling expenses.

Research and Development

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Research and development	$102,953	$122,117	$(19,164)	(16)%	58%	72%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	Change
Research and development materials and allocated production laboratory expenses	$15,844	$20,243	$(4,399)
Personnel expenses	62,742	74,385	(11,643)
Allocable facilities and information technology expenses	10,839	11,617	(778)
Software and cloud services expenses	4,908	3,394	1,514
Depreciation and other expenses	8,620	12,478	(3,858)
Total	$102,953	$122,117	$(19,164)

The $19.2 million decrease in research and development expenses was primarily attributable to an $11.6 million decrease in personnel costs and a $4.4 million decrease in laboratory materials and allocated production laboratory expenses, which was driven primarily by decreased investments in drug discovery efforts, including collaboration efforts with Genentech, and decreased investments in TCR-antigen binding development activities, partially offset by an increase in investments related to the MRD business. There was also a $3.9 million decrease in depreciation and other expenses, inclusive of a $2.6 million decrease in costs related to collaboration studies primarily related to Immune Medicine, and a $0.8 million decrease in allocable facilities expenses. These decreases were partially offset by a $1.5 million increase in software and cloud services expenses.

Sales and Marketing

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Sales and marketing	$84,759	$88,579	$(3,820)	(4)%	47%	52%

The $3.8 million decrease in sales and marketing expenses was primarily attributable to a $4.1 million decrease in personnel costs and a $2.0 million decrease in marketing expenses, which was largely driven by reduced clonoSEQ marketing activities, followed by reduced research and corporate marketing activities. There was also a $0.8 million decrease in travel and customer event related expenses. These decreases were partially offset by a $2.1 million increase in computer and software expenses and a $1.1 million increase in allocated facility and overhead expenses.

General and Administrative

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
General and administrative	$72,806	$83,934	$(11,128)	(13)%	41%	49%

The $11.1 million decrease in general and administrative expenses was primarily attributable to a $5.7 million decrease in personnel costs, a $3.0 million decrease in building, facility, overhead and depreciation related expenses largely driven by office space transitions made to support laboratory consolidation activities, a $1.8 million decrease in legal fees, a $1.1 million decrease in insurance costs and a $0.9 million decrease in consultant costs. These decreases were partially offset by a $1.7 million increase in third-party billing service fees.

Impairment of Long-Lived Assets

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2024	2023	$	%	2024	2023
Impairment of long-lived assets	$7,205	$25,429	$(18,224)	(72)%	4%	15%
* Not applicable

The $18.2 million decrease in impairment of long-lived assets expenses was primarily due to a $25.4 million decrease in impairment costs related to us vacating certain leased space in Seattle, Washington in October 2023, which was partially offset by a $7.2 million increase in impairment costs resulting from various restructuring activities implemented in 2024.

Interest and Other Income, Net

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Interest and other income, net	$14,534	$15,531	$(997)	(6)%

The $1.0 million decrease in interest and other income, net was primarily attributable to a decrease in net interest income and investment amortization driven by decreased holdings of and interest rates pertaining to our cash, cash equivalents and marketable securities.

Interest Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Interest expense	$(11,580)	$(13,800)	$2,220	(16)%

The $2.2 million decrease in interest expense was attributable to a change in our assumptions regarding the timeframe in which our Purchase Agreement will be fully repaid.

Segment Adjusted EBITDA

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	$	%
MRD Adjusted EBITDA(1)	$(41,223)	$(88,844)	$47,621	(54)%
Immune Medicine Adjusted EBITDA(1)	(26,005)	(14,128)	(11,877)	84

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation of how it is calculated and used by management. Adjusted EBITDA related to our unallocated corporate category is included in the calculation of consolidated Adjusted EBITDA but not shown above in the breakout of segment Adjusted EBITDA.

The $47.6 million reduction in MRD Adjusted EBITDA deficit was primarily attributable to a $42.8 million increase in MRD revenue and a reduction in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA. The primary driver of the operating expense reduction relates to general and administrative activities.

The $11.9 million increase in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a $34.1 million reduction in Immune Medicine revenue, which was partially offset by a reduction in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA. The primary driver of the operating expense reduction relates to research and development activities.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss attributable to Adaptive Biotechnologies Corporation adjusted for interest and other income, net, interest expense, income tax (expense) benefit, depreciation and amortization expense, impairment costs for long-lived assets, restructuring expense and share-based compensation expense. We define our segment Adjusted EBITDA in the same way to the extent the net loss attributable to Adaptive Biotechnologies Corporation and adjustments are allocable to each segment. See Note 19, Segment Information of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding segment Adjusted EBITDA.

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

In addition, Adjusted EBITDA, including segment Adjusted EBITDA, may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to Adaptive Biotechnologies Corporation	$(159,492)	$(225,250)	$(200,191)
Interest and other income, net	(14,534)	(15,531)	(4,056)
Interest expense(1)	11,580	13,800	4,238
Depreciation and amortization expense	19,256	22,231	20,920
Impairment of long-lived assets(2)	7,205	25,429	—
Restructuring expense(3)	2,004	—	2,023
Share-based compensation expense(4)	53,610	62,908	55,477
Adjusted EBITDA	$(80,371)	$(116,413)	$(121,589)

(1) Represents costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. See Note 11, Revenue Interest Purchase Agreement of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on the Purchase Agreement.

(2) Represents impairment costs for certain long-lived assets. See Note 10, Leases and Note 15, Restructurings of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on our impairment expense.

(3) Represents personnel-related expenses recognized in conjunction with restructuring activities. See Note 15, Restructurings of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on our restructuring expense.

(4) Represents share-based compensation expense related to stock option, restricted stock unit and market-based restricted stock unit awards. See Note 14, Equity Incentive Plans of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through the year ended December 31, 2018, and again in the years ended December 31, 2020 through December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $1.3 billion.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, and, to a lesser extent, revenue and proceeds from the Purchase Agreement. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $256.0 million.

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

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our commercial and marketing activities associated with clonoSEQ, our continued investments in streamlining our laboratory operations and our continued research and development initiatives related to drug discovery. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government treasury securities, corporate bonds and commercial paper.

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

Contractual Obligations

Our contractual obligations as of December 31, 2024 include operating lease obligations of $107.6 million, which reflects the minimum commitments for our office and laboratory spaces in Seattle, Washington and South San Francisco, California and our warehouse lease in Bothell, Washington. See Note 10, Leases of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information, including the timing of cash payments related to these lease obligations. In connection with certain of our lease agreements, we have $2.1 million in letters of credit with one of our financial institutions.

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

Cash Flows

The following table summarizes our uses and sources of cash for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(95,212)	$(156,324)
Net cash provided by investing activities	77,792	129,647
Net cash provided by financing activities	241	2,245

Operating Activities

Cash used in operating activities during the year ended December 31, 2024 was $95.2 million, which was primarily attributable to a net loss of $159.6 million and a net change in operating assets and liabilities of $17.5 million, partially offset by noncash share-based compensation of $53.6 million, noncash depreciation and amortization of $11.0 million, noncash impairment of long-lived assets of $7.2 million related to our restructuring activities, noncash lease expense of $5.3 million, noncash interest expense related to the Purchase Agreement of $2.6 million and inventory reserve expense of $1.9 million. The net change in operating assets and liabilities was primarily driven by a $10.5 million reduction in deferred revenue driven largely by revenue recognized from the Genentech Agreement, a $9.4 million decrease in operating lease right-of-use assets and liabilities and a $3.7 million increase in accounts receivable, net. These changes were partially offset by a $5.4 million decrease in inventory and a $0.7 million increase in accounts payable and accrued liabilities.

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

Investing Activities

Cash provided by investing activities during the year ended December 31, 2024 was $77.8 million, which was primarily attributable to proceeds from maturities of marketable securities of $325.7 million, partially offset by purchases of marketable securities of $244.3 million and purchases of property and equipment of $3.7 million.

Cash provided by investing activities during the year ended December 31, 2023 was $129.6 million, which was primarily attributable to proceeds from maturities of marketable securities of $569.9 million, partially offset by purchases of marketable securities of $429.6 million and purchases of property and equipment of $10.7 million.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2024 was $0.2 million, which was attributable to proceeds from the exercise of stock options.

Cash provided by financing activities during the year ended December 31, 2023 was $2.2 million, which was attributable to proceeds from the exercise of stock options.

Net Operating Loss Carryforwards

Utilization of our NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through December 31, 2023 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the TCJA, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2024. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2024.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. For our biopharmaceutical customers, our performance obligations may include sequencing services and services associated with regulatory submission and approval processes. Significant management judgment is applied to determine (1) the measurement of the transaction price, including the constraint on variable consideration, (2) the allocation of the transaction price to the performance obligations and (3) the appropriate input- or output-based method to recognize revenue and the extent of progress to date.

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

Revenue Interest Liability, Net and Related Imputed Interest

The revenue interest liability balance associated with the Purchase Agreement that we entered into in September 2022 with OrbiMed is presented net of unamortized issuance costs on the consolidated balance sheets. We impute our associated interest expense using the effective interest rate method. We calculate an effective interest rate which will amortize our related obligation to zero over the anticipated repayment period. The effective interest rate may vary during the term of the agreement depending on a number of factors, including changes in forecasted GAAP revenues. We evaluate the effective interest rate quarterly based on both achieved and forecasted revenues, utilizing the prospective method. The estimates of future revenues and resulting Revenue Interest Payments are based on key assumptions including population, penetration, probability of success and sales price, among others. A significant increase or decrease in or changes in timing of forecasted revenue will prospectively impact our interest expense and the time period for repayment. As of December 31, 2024, a hypothetical ten percent increase in forecasted quarterly revenue would not result in a material change in projected annual interest expense.

Goodwill

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We assess goodwill for impairment annually on October 1 and upon any occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment.

We evaluate goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of one or both of our reporting units is less than its respective carrying amount. We evaluate certain qualitative factors such as macroeconomic conditions, the market and industry in which we operate, cost factors, overall financial performance and other relevant entity- and reporting unit-specific events to determine if there are any negative trends or events that could indicate impairment. Key assumptions in this analysis include anticipated demand for our products and services, including industry and regulatory changes, revenue growth and financial performance trends. These assumptions are determined based on our historical performance and management’s forecasted results. Management’s estimates of forecasted results are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. If we determine that it is more likely than not that the fair value of one or both of our reporting units is less than its respective carrying amount, or if we choose to bypass the qualitative assessment, we perform a quantitative goodwill impairment test. If impairment exists, the carrying value of the allocated goodwill is reduced to fair value through an impairment charge recorded in the consolidated statements of operations. To date, we have not recognized any impairment of goodwill.

Recoverability and Impairment of Long-Lived Assets

We review long-lived assets for impairment annually or whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. To test for recoverability, we compare the carrying amount of the asset or asset group to projected future net undiscounted cash flows. If the carrying amount is found to be unrecoverable, we then assess the asset's or asset group's fair value. We utilize the income approach to measure fair value, which requires management to make estimates regarding cash flow projections and discount rates. The extent to which the asset's or asset group's carrying amount exceeds its fair value represents the impairment cost to be recognized. Impairment losses, if incurred, are classified within the consolidated statements of operations in accordance with the use of the asset or asset group, if not separately stated within its own financial statement line item. During the year ended December 31, 2024, we recognized $7.2 million in impairment expense related to certain long-lived assets that were impaired in connection with restructuring activities. During the year ended December 31, 2023, we recognized $25.4 million in impairment expense related to certain right-of-use and related leasehold improvement assets. See Note 15, Restructurings and Note 10, Leases, respectively, of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of December 31, 2024 and 2023, we had cash and cash equivalents of $47.9 million and $65.1 million, respectively, held primarily in cash deposits and money market funds. As of December 31, 2024, we had short-term and long-term marketable securities of $208.0 million, held in U.S. government treasury securities, corporate bonds and commercial paper. As of December 31, 2023, we had short-term marketable securities of $281.3 million, held in U.S. government treasury and agency securities, commercial paper and corporate bonds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. As of December 31, 2024, a hypothetical 100 basis point increase in interest rates would have resulted in a $1.0 million decline in fair value of our available-for-sale securities, as compared to a $1.2 million decline as of December 31, 2023. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 8. Financial Statements and Supplementary Data

Adaptive Biotechnologies Corporation

Index to Consolidated Financial Statements

As of December 31, 2024 and 2023 and

For the Years Ended December 31, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Adaptive Biotechnologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptive Biotechnologies Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

Genentech Agreement
Description of the Matter

As more fully described in Note 3 of the consolidated financial statements, the Genentech Agreement revenue is estimated to be recognized over a period of nine to ten years from the effective date. The non-refundable consideration of $310.0 million is recognized using a proportional performance model through an input method based on costs incurred relative to the total estimated costs of research and development efforts. For the year ended December 31, 2024, total revenue recognized was $13.5 million and the related deferred revenue at December 31, 2024 totaled $41.3 million.

Auditing management’s estimate of the total expected research and development costs at completion is complex and requires judgment as a result of the uncertainties of the ultimate development and commercialization decisions, which are controlled by Genentech.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to evaluate the likely path of future development based on significant decisions made by Genentech communicated through the joint committees and any resulting impacts on the total costs of research and development efforts for the collaboration.

To test the estimate of total expected research and development costs, we performed audit procedures that included, among others, observing the quarterly meetings with accounting and the Company collaboration managers discussing the status of the collaboration and the likely path of future development. We also reviewed supporting documentation to corroborate progress and status of the collaboration, including meeting minutes or summaries from the joint committees.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Seattle, Washington

March 3, 2025

Adaptive Biotechnologies Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$47,920	$65,064
Short-term marketable securities (amortized cost of $174,186 and $281,122, respectively)	174,374	281,337
Accounts receivable, net	41,731	37,969
Inventory	8,440	14,448
Prepaid expenses and other current assets	11,287	11,370
Total current assets	283,752	410,188
Long-term assets
Property and equipment, net	48,616	68,227
Operating lease right-of-use assets	45,767	52,096
Long-term marketable securities (amortized cost of $33,682)	33,660	—
Restricted cash	2,897	2,932
Intangible assets, net	3,425	5,128
Goodwill	118,972	118,972
Other assets	2,287	3,591
Total assets	$539,376	$661,134
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$7,265	$7,719
Accrued liabilities	8,157	8,597
Accrued compensation and benefits	15,838	13,685
Current portion of operating lease liabilities	10,239	9,384
Current portion of deferred revenue	55,689	48,630
Current portion of revenue interest liability, net	865	—
Total current liabilities	98,053	88,015
Long-term liabilities
Operating lease liabilities, less current portion	79,148	89,388
Deferred revenue, less current portion	27,256	44,793
Revenue interest liability, net, less current portion	132,414	130,660
Other long-term liabilities	20	—
Total liabilities	336,891	352,856
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at December 31, 2024 and 2023; 147,773,744 and 145,082,271 shares issued and outstanding at December 31, 2024 and 2023, respectively	14	14
Additional paid-in capital	1,506,353	1,452,502
Accumulated other comprehensive gain	166	215
Accumulated deficit	(1,303,824)	(1,144,332)
Total Adaptive Biotechnologies Corporation shareholders’ equity	202,709	308,399
Noncontrolling interest	(224)	(121)
Total shareholders’ equity	202,485	308,278
Total liabilities and shareholders’ equity	$539,376	$661,134

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$178,957	$170,276	$185,308
Operating expenses
Cost of revenue	72,080	75,553	57,909
Research and development	102,953	122,117	141,756
Sales and marketing	84,759	88,579	95,603
General and administrative	72,806	83,934	88,527
Amortization of intangible assets	1,703	1,699	1,699
Impairment of long-lived assets	7,205	25,429	—
Total operating expenses	341,506	397,311	385,494
Loss from operations	(162,549)	(227,035)	(200,186)
Interest and other income, net	14,534	15,531	4,056
Interest expense	(11,580)	(13,800)	(4,238)
Net loss	(159,595)	(225,304)	(200,368)
Add: Net loss attributable to noncontrolling interest	103	54	177
Net loss attributable to Adaptive Biotechnologies Corporation	$(159,492)	$(225,250)	$(200,191)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(1.08)	$(1.56)	$(1.40)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	147,101,648	144,383,294	142,515,917

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(159,595)	$(225,304)	$(200,368)
Other comprehensive (loss) income
Change in unrealized gains and losses on investments	(49)	4,331	(2,979)
Comprehensive loss	(159,644)	(220,973)	(203,347)
Add: Comprehensive loss attributable to noncontrolling interest	103	54	177
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(159,541)	$(220,919)	$(203,170)

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	(Loss) Gain	Deficit	Interest	Equity
Balance at December 31, 2021	141,393,865	$14	$1,324,006	$(1,137)	$(718,891)	$110	$604,102
Issuance of common stock for cash upon exercise of stock options	1,406,500	—	7,866	—	—	—	7,866
Vesting of restricted stock units	304,637	—	—	—	—	—	—
Share-based compensation	—	—	55,477	—	—	—	55,477
Other comprehensive loss	—	—	—	(2,979)	—	—	(2,979)
Net loss	—	—	—	—	(200,191)	(177)	(200,368)
Balance at December 31, 2022	143,105,002	14	1,387,349	(4,116)	(919,082)	(67)	464,098
Issuance of common stock for cash upon exercise of stock options	470,405	—	2,245	—	—	—	2,245
Vesting of restricted stock units	1,506,864	—	—	—	—	—	—
Share-based compensation	—	—	62,908	—	—	—	62,908
Other comprehensive income	—	—	—	4,331	—	—	4,331
Net loss	—	—	—	—	(225,250)	(54)	(225,304)
Balance at December 31, 2023	145,082,271	14	1,452,502	215	(1,144,332)	(121)	308,278
Issuance of common stock for cash upon exercise of stock options	103,800	—	241	—	—	—	241
Vesting of restricted stock units, net	2,587,673	—	—	—	—	—	—
Share-based compensation	—	—	53,610	—	—	—	53,610
Other comprehensive loss	—	—	—	(49)	—	—	(49)
Net loss	—	—	—	—	(159,492)	(103)	(159,595)
Balance at December 31, 2024	147,773,744	$14	$1,506,353	$166	$(1,303,824)	$(224)	$202,485

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(159,595)	$(225,304)	$(200,368)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	17,553	20,532	19,221
Noncash lease expense	5,277	6,920	7,227
Share-based compensation expense	53,610	62,908	55,477
Intangible assets amortization	1,703	1,699	1,699
Investment amortization	(8,208)	(9,184)	741
Impairment of long-lived assets	7,205	25,429	—
Inventory reserve	1,938	1,387	2,638
Noncash interest expense	2,618	5,300	985
Other	141	172	(19)
Changes in operating assets and liabilities
Accounts receivable, net	(3,744)	2,032	(22,648)
Inventory	5,372	(2,838)	817
Prepaid expenses and other current assets	83	(1,930)	3,551
Accounts payable and accrued liabilities	671	(5,407)	7,111
Operating lease right-of-use assets and liabilities	(9,385)	(8,676)	(4,050)
Deferred revenue	(10,478)	(29,291)	(56,496)
Other	27	(73)	169
Net cash used in operating activities	(95,212)	(156,324)	(183,945)
Investing activities
Purchases of property and equipment	(3,664)	(10,697)	(16,349)
Purchases of marketable securities	(244,257)	(429,558)	(278,778)
Proceeds from maturities of marketable securities	325,713	569,902	298,032
Net cash provided by investing activities	77,792	129,647	2,905
Financing activities
Proceeds from exercise of stock options	241	2,245	7,890
Proceeds from revenue interest purchase agreement, net of issuance costs	—	—	124,375
Net cash provided by financing activities	241	2,245	132,265
Net decrease in cash, cash equivalents and restricted cash	(17,179)	(24,432)	(48,775)
Cash, cash equivalents and restricted cash at beginning of year	67,996	92,428	141,203
Cash, cash equivalents and restricted cash at end of year	$50,817	$67,996	$92,428
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$1,275	$687	$1,719
Supplemental disclosure of cash flow information
Cash paid for interest	$8,864	$8,985	$494

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

Segment Information

We operate as two operating and reportable segments: Minimal Residual Disease (“MRD”) and Immune Medicine. We have determined that our chief executive officer is the chief operating decision maker (“CODM”). The CODM regularly reviews operating results and other financial information presented at the MRD and Immune Medicine segment level, as well as on a consolidated basis, to make resource allocation decisions. The MRD and Immune Medicine segments are also our two reporting units.

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

Restricted Cash

We had a restricted cash balance of $2.9 million as of December 31, 2024 and 2023. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our facility leases.

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

Our financial instruments consist of Level 1 and Level 2 assets and have included Level 3 liabilities in the past. The carrying amounts of certain financial instruments approximate fair value due to their short maturities. We did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis as of December 31, 2024 or 2023.

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

Significant customers are those that represent more than ten percent of our total revenue or accounts receivable, net balances for the periods and as of each consolidated balance sheet date presented, respectively. There were no customers that represented more than ten percent of our accounts receivable, net balances as of December 31, 2024 or 2023.

For each significant customer, revenue as a percentage of total revenue for the periods presented were as follows:

	Year Ended December 31,
	2024	2023	2022
Customer A(1)	15.2%	*%	*%
Customer B(2)	*	*	11.6
Genentech, Inc. and Roche Group(2)	*	27.8	36.4
* less than 10%

(1) The related revenue was recognized and reported by our MRD segment.

(2) The related revenue was recognized and reported by both our MRD and Immune Medicine segments.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Accounts Receivable

Accounts receivable consists of amounts due from customers for services performed. We review our accounts receivable for credit impairment and regularly analyze the status of significant past due receivables to determine if any will potentially be uncollectible to estimate the amount of allowance necessary to reduce accounts receivable to its estimated net realizable value.

Inventory

Inventory consists of laboratory materials and supplies used in lab analysis. We capitalize inventory when purchased and record expense upon order fulfillment for servicing revenue or utilization in our research and development laboratories. Inventory is valued at the lower of cost or market on a first-in, first-out basis. We periodically perform obsolescence assessments and write-off any inventory that is no longer usable. Long-term inventory of $1.5 million and $2.8 million was included within the other assets balance on the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

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

Useful lives assigned to property and equipment are as follows:

Laboratory equipment	3 years to 7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Computer equipment and software	3 years to 5 years
Furniture and office equipment	3 years to 7 years

We review long-lived assets for impairment annually or whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Gains and losses from asset disposals and impairment losses, if incurred, are classified within the consolidated statements of operations in accordance with the use of the asset or asset group, if not separately stated within its own financial statement line item. See Note 15, Restructurings and Note 10, Leases for more information regarding the impairment losses recognized during the year ended December 31, 2024 and 2023, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the net amount of attributed identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We assess goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of one or both of our reporting units below its respective carrying value. We evaluate goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of one or both of our reporting units is less than its respective carrying amount. If we so determine, or if we choose to bypass the qualitative assessment, we perform a quantitative goodwill impairment test. If impairment exists, the carrying value of the allocated goodwill is reduced to its fair value through an impairment charge recorded in the consolidated statements of operations. To date, we have not recognized any impairment of goodwill.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Leases

We determine if an arrangement contains a lease at inception. We have operating lease agreements for the laboratory, office and warehouse facilities that we occupy. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the date the underlying asset becomes available for our use and are based on the present value of the future minimum lease payments over the lease term. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. As our leases generally do not provide an implicit interest rate, the present value of our future minimum lease payments is determined using our incremental borrowing rate. This rate is an estimate of the collateralized borrowing rate we would incur on our future lease payments over a similar term and is based on the information available to us at the lease commencement date, or as of January 1, 2020 for commenced leases that existed as of our adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).

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

We review our right-of-use assets for impairment annually or whenever events or circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Impairment losses are classified within the consolidated statements of operations in accordance with the use of the asset or asset group, if not separately stated within its own financial statement line item. See Note 15, Restructurings and Note 10, Leases for more information regarding the right-of-use asset and related long-lived asset impairment losses recognized during the year ended December 31, 2024 and 2023, respectively.

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

We derive revenue by providing diagnostic and research services in our MRD and Immune Medicine business areas. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing, to biopharmaceutical customers and academic institutions; (2) our collaboration agreements with Genentech, Inc. (“Genentech”) and other biopharmaceutical customers in areas of drug and target discovery; and (3) for years prior to 2023, providing our T-Detect COVID tests to clinical customers.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $6.1 million, $8.6 million and $13.7 million for the year ended December 31, 2024, 2023 and 2022, respectively.

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

Impairment of Long-Lived Assets Expenses

Impairment of long-lived assets expenses include our impairment charges for certain leased office and laboratory space, related long-lived assets (including leasehold improvements and laboratory equipment) and long-lived assets associated with our halted software enhancements.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

We calculate basic net loss per share attributable to our common shareholders by dividing net loss attributable to us by our weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to our common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, outstanding stock options, nonvested restricted stock units outstanding and the maximum nonvested market-based restricted stock units outstanding eligible to be earned are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to our common shareholders, as their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which intends to enhance reportable segment disclosures with an emphasis on significant segment expenses. We adopted this guidance in the fourth quarter of 2024 and applied it retrospectively. See Note 19, Segment Information for more information.

New Accounting Pronouncements Not Yet Adopted

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

3.
Revenue

We disaggregate our revenue from contracts with customers by business area and type of arrangement, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
MRD revenue
Service revenue	$133,029	$102,739	$81,144
Regulatory milestone revenue	12,500	—	6,000
Total MRD revenue	145,529	102,739	87,144
Immune Medicine revenue
Service revenue	19,976	24,959	31,777
Collaboration revenue	13,452	42,578	66,387
Total Immune Medicine revenue	33,428	67,537	98,164
Total revenue	$178,957	$170,276	$185,308

During the year ended December 31, 2024, we recognized $1.2 million in Immune Medicine service revenue related to cancelled customer contracts. Additionally, during the year ended December 31, 2024, we recognized $6.5 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and cancelled customer contracts.

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

As of December 31, 2024, we could receive up to an additional $418.5 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

Genentech Collaboration Agreement

In December 2018, we entered into a worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”) to leverage our capability to develop cellular therapies in oncology. Subsequent to receipt of regulatory approval in January 2019, we received a non-refundable, upfront payment of $300.0 million in February 2019. We also received a $10.0 million milestone in 2023. We may be eligible to receive an additional $1.8 billion over time, including payments of up to $65.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones and up to $1,430.0 million upon the achievement of specified commercial milestones. In addition, we are separately able to receive tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of products arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. Under the Genentech Agreement, we are pursuing two product development pathways for novel T cell therapeutic products in which Genentech intends to use T cell receptors (“TCRs”) screened by our immune medicine platform to engineer and manufacture cellular medicines:

•
Shared Products. The shared products will use “off-the-shelf” TCRs identified against cancer antigens shared among patients (“Shared Products”).
•
Personalized Product. The personalized product will use patient-specific TCRs identified by real-time screening of TCRs against cancer antigens in each patient (“Personalized Product”).

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

As there are potential substantive developments necessary, which Genentech may be able to direct, we determined that we would apply a proportional performance model to recognize revenue for our performance obligation. We measure proportional performance using an input method based on costs incurred relative to the total estimated costs of research and development efforts to pursue both the Shared Products and Personalized Product pathways. When any of the potential regulatory and development milestones are no longer fully constrained and are included in the transaction price, such amounts will be recognized using the cumulative catch-up method based on proportional performance at such time. We currently expect to recognize revenue generated from the Genentech Agreement over a period of approximately nine to ten years from the effective date. This estimate of the research and development period considers pursuit options of development activities supporting both the Shared Products and Personalized Product, but may be reduced or increased based on the various activities as directed by the joint committees, decisions made by Genentech, regulatory feedback or other factors not currently known.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

In total, we recognized $13.5 million, $42.6 million and $62.8 million in Immune Medicine collaboration revenue during the year ended December 31, 2024, 2023 and 2022, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

4.
Deferred Revenue

Deferred revenue from the Genentech Agreement represents $15.9 million and $25.4 million of the current and non-current deferred revenue balances on the consolidated balance sheet, respectively, as of December 31, 2024 and $13.6 million and $41.1 million of the current and non-current deferred revenue balances on the consolidated balance sheet, respectively, as of December 31, 2023. We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately four years from December 31, 2024. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on various research and development activities.

Changes in deferred revenue during the year ended December 31, 2024 were as follows (in thousands):

Deferred revenue balance at December 31, 2023	$93,423
Additions to deferred revenue during the period	51,936
Revenue recognized during the period	(62,414)
Deferred revenue balance at December 31, 2024	$82,945

As of December 31, 2024, $35.9 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2023.

5.
Fair Value Measurements

The following tables set forth the fair values of financial assets as of December 31, 2024 and 2023 that were measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$35,790	$—	$—	$35,790
Commercial paper	—	2,479	—	2,479
U.S. government treasury securities	—	187,181	—	187,181
Corporate bonds	—	18,374	—	18,374
Total financial assets	$35,790	$208,034	$—	$243,824

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$45,123	$—	$—	$45,123
Commercial paper	—	10,630	—	10,630
U.S. government treasury and agency securities	—	264,426	—	264,426
Corporate bonds	—	6,281	—	6,281
Total financial assets	$45,123	$281,337	$—	$326,460

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

6.
Investments

Available-for-sale investments consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$2,476	$3	$—	$2,479
U.S. government treasury securities	153,353	211	(43)	153,521
Corporate bonds	18,357	19	(2)	18,374
Total short-term marketable securities	$174,186	$233	$(45)	$174,374
Long-term marketable securities
U.S. government treasury securities	$33,682	$27	$(49)	$33,660
Total long-term marketable securities	$33,682	$27	$(49)	$33,660

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$10,630	$—	$—	$10,630
U.S. government treasury and agency securities	264,214	232	(20)	264,426
Corporate bonds	6,278	3	—	6,281
Total short-term marketable securities	$281,122	$235	$(20)	$281,337

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.3 million and $1.0 million was presented separately within the prepaid expenses and other current assets balance on the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of December 31, 2024 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury securities	$34,782	$(92)	$—	$—
Corporate bonds	2,847	(2)	—	—
Total available-for-sale securities	$37,629	$(94)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of December 31, 2024, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of December 31, 2024 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

7.
Property and Equipment, Net

Property and equipment, net as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$46,950	$49,567
Computer equipment	8,337	7,970
Furniture and office equipment	4,040	3,820
Computer software	1,258	1,965
Construction in progress	2,571	3,405
Leasehold improvements	73,277	74,734
Total property and equipment, at cost	136,433	141,461
Less: Accumulated depreciation	(87,817)	(73,234)
Property and equipment, net	$48,616	$68,227

Depreciation expense was $17.6 million, $20.5 million and $19.2 million for the year ended December 31, 2024, 2023 and 2022, respectively. See Note 15, Restructurings and Note 10, Leases for more information regarding the impairment losses recognized during the year ended December 31, 2024 and 2023, respectively.

8.
Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015. In conjunction with our organizational realignment in 2024, we allocated goodwill among our two reporting units using a relative fair value approach. Goodwill allocated to the MRD and Immune Medicine reporting units as of December 31, 2024 was $96.4 million and $22.6 million, respectively.

Intangible assets subject to amortization as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(16,641)	$3,359
Purchased intellectual property	325	(259)	66
Balance at December 31, 2024	$20,325	$(16,900)	$3,425

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(14,970)	$5,030
Purchased intellectual property	325	(227)	98
Balance at December 31, 2023	$20,325	$(15,197)	$5,128

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. in 2015. The remaining balance of the acquired developed technology and the purchased intellectual property is expected to be amortized over the next 2.0 years, approximately.

As of December 31, 2024, expected future amortization expense for intangible assets was as follows (in thousands):

2025	$1,699
2026	1,699
2027	27
Total future amortization expense	$3,425

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

9.
Accrued Liabilities

Accrued liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Professional fees	$2,922	$4,920
Clinical and contract research organization costs	874	863
Travel and entertainment	202	154
Tax liabilities	176	59
Purchases of property and equipment	88	687
Computer and software	3,065	1,151
Other	830	763
Total accrued liabilities	$8,157	$8,597

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

In 2023, we vacated this leased space. As such, we assessed the right-of-use asset and related leasehold improvements (together, the "asset group") for impairment by first comparing the carrying amount of the asset group to future net undiscounted cash flows projected to be generated over the remaining lease term. These projections include management's estimates of cash inflows from potential sublease income and outflows for operating and maintenance expenses. The carrying amount was found to be unrecoverable, thus we assessed the asset group's fair value. The extent to which the asset group's carrying amount exceeds its fair value represents the impairment cost to be recognized. Fair value was determined using the income approach, whereby we discounted estimated net cash flows using a rate commensurate with our estimated incremental borrowing rate. As a result of this assessment, which included unrecoverable operating and maintenance costs, we determined that the asset group was to be fully impaired. As such, an impairment charge of $25.4 million was recognized during the year ended December 31, 2023, $21.2 million of which related to the right-of-use asset and $4.2 million of which related to the long-lived leasehold improvements, all of which were held for use.

In August 2019, we entered into an agreement to rent approximately 100,000 square feet in what was a to-be-constructed, new headquarters building in Seattle, Washington. In connection with the lease, we entered into a $2.1 million letter of credit with one of our existing financial institutions. The lease commenced in December 2020, when the landlord delivered the premises to us for construction of certain tenant improvements. We occupied the new building in 2021, cash payment for rent began in October 2021 and the lease term ends in August 2033, subject to our option to twice extend the lease for five years. In connection with this lease, the landlord agreed to fund $20.0 million in improvements, which was subsequently reduced to $14.8 million as a result of our change requests made during landlord construction of the building, net of an administration fee. We incurred $14.9 million in certain tenant improvement costs, all of which had been reimbursed by the landlord as of December 31, 2022. The lease also requires us to pay additional amounts for operating and maintenance expenses.

In April 2018, we entered into a lease agreement to lease approximately 13,400 square feet in South San Francisco, California. The lease term is through March 2026 and provides for one five-year extension option. We are responsible for our share of allocable operating expenses, tax expenses and utilities costs during the duration of the lease term. In connection with the lease, the landlord funded agreed-upon improvements. The landlord was solely responsible for the $2.4 million cost of such improvements. The lease agreement was amended in February 2020 to lease approximately 19,900 additional square feet and provides for a $0.6 million tenant improvement allowance. In 2024, as part of a restructuring, we vacated certain of the leased space in South San Francisco, California and incurred a related impairment charge. See Note 15, Restructurings for more information.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2024, we were not party to any finance leases. Our leases have remaining terms ranging from 1.2 years to 8.7 years and include options to extend certain of the leases up to 10.0 years and terminate certain of the leases after 7.0 years of leasing. We adjust lease terms for these options only when it is reasonably certain we will exercise these options.

Other information related to our operating leases as of December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	8.06	8.91
Weighted-average discount rate	4.6%	4.6%

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance on the consolidated balance sheet as of December 31, 2024 (in thousands):

2025	$14,098
2026	12,330
2027	11,944
2028	12,282
2029	12,630
Thereafter	44,332
Total undiscounted lease payments	107,616
Less: Imputed interest rate	(18,229)
Total operating lease liabilities	89,387
Less: Current portion	(10,239)
Operating lease liabilities, less current portion	$79,148

Operating lease expense was $9.6 million, $11.4 million and $12.4 million for the year ended December 31, 2024, 2023 and 2022, respectively. Variable lease expense for operating leases was $7.1 million, $7.1 million and $7.2 million for the year ended December 31, 2024, 2023 and 2022, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2024 and 2023 was $13.7 million and $13.4 million, respectively. Cash paid for amounts included in the measurement of lease liabilities was $9.2 million, net of $5.2 million of cash received for tenant improvement allowances during the year ended December 31, 2022.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

For all Put Option Events other than a change of control or a material divestiture, the Put/Call Price shall be an amount equal to the applicable Return Cap. For a change of control or a material divestiture, the Put/Call Price shall be equal to the applicable Return Cap.

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

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period. The calculated effective interest rate as of December 31, 2024 was 8.8%.

In connection with the Purchase Agreement, we incurred debt issuance costs of $0.6 million. Debt issuance costs have been recorded to debt and are being amortized over the estimated term of the debt using the effective interest method.

The assumptions used in determining the expected repayment term of the obligation and amortization period of the issuance costs requires that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. We periodically assess the amount and timing of expected Revenue Interest Payments based on internal forecasts. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than our original estimates, we will prospectively adjust the amortization of the revenue interest liability and the issuance costs, as well as the effective interest rate.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the revenue interest liability, net activity during the years ended December 31, 2024 and 2023 (in thousands):

Revenue interest liability, net at December 31, 2022	$125,360
Interest expense	13,800
Revenue interest paid	(6,225)
Revenue interest payable	(2,275)
Revenue interest liability, net at December 31, 2023	130,660
Interest expense	11,580
Revenue interest paid	(6,589)
Revenue interest payable	(2,372)
Revenue interest liability, net at December 31, 2024	133,279
Less: Current portion at December 31, 2024	(865)
Revenue interest liability, net, less current portion at December 31, 2024	$132,414

Interest expense was $4.2 million for the year ended December 31, 2022. Revenue interest payable of $2.4 million and $2.3 million was included within the accounts payable balance on the consolidated balance sheet as of December 31, 2024 and 2023, respectively.

12.
Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of December 31, 2024.

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

Effective January 1, 2024, our 2019 Plan and ESPP reserves increased by 7,254,113 shares and 1,450,822 shares, respectively. Our board of directors determined not to increase the 2019 Plan and ESPP reserves in 2025.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2024, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	12,295,297
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	14,005,966
Shares available for future grant under the 2019 Equity Incentive Plan	18,018,312
Shares available for future grant under the Employee Stock Purchase Plan	5,686,170
Total shares of common stock reserved for future issuance	50,005,745

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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain awards granted to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of December 31, 2024, we had 39,683,842 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the year ended December 31, 2024 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2023	15,299,763
2019 Equity Incentive Plan reserve increase effective January 1, 2024	7,254,113
Stock options and restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(8,841,392)
Stock options, restricted stock units and the maximum market-based restricted stock units forfeited or expired	4,305,828
Shares available for grant at December 31, 2024	18,018,312

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the year ended December 31, 2024 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2023	12,875,045	$15.90
Stock options granted	1,008,364	3.99
Stock options forfeited	(718,920)	11.78
Stock options expired	(765,392)	18.61
Stock options exercised	(103,800)	2.32
Stock options outstanding at December 31, 2024	12,295,297	$15.11	$2,157
Stock options vested and exercisable at December 31, 2024	10,027,350	$16.30	$497

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The weighted-average remaining contractual life for stock options outstanding as of December 31, 2024 was 5.4 years. The weighted-average remaining contractual life for vested and exercisable stock options as of December 31, 2024 was 4.9 years.

The total intrinsic value of stock options exercised during the year ended December 31, 2024, 2023 and 2022 was $0.2 million, $1.4 million and $7.6 million, respectively.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the year ended December 31, 2024 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2023	9,669,460	$10.32
Restricted stock units granted	5,619,008	4.03
Restricted stock units forfeited	(2,525,936)	7.91
Restricted stock units vested	(2,587,680)	11.28
Nonvested restricted stock units outstanding at December 31, 2024	10,174,852	$7.20

The total fair value of restricted stock units vested during the year ended December 31, 2024, 2023 and 2022 was $10.6 million, $12.0 million and $3.5 million, respectively.

Market-Based Restricted Stock Units

Certain of our executive officers have been granted awards of market-based restricted stock units. The number of shares of common stock that may be earned under the respective awards range from zero shares to a defined maximum number of shares and are calculated based on our total shareholder return during a three-year performance period as measured against that of the group of companies comprising the S&P Biotechnology Select Industry Index as of the grant date or other applicable date, subject to certain adjustments to such index group. Except as expressly provided in the terms of each award's agreement, vesting is subject to the respective grantee's continuous service through the end of the three-year performance period.

Market-based restricted stock unit activity under the 2019 Plan during the year ended December 31, 2024 was as follows:

	Maximum Market-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested maximum market-based restricted stock units outstanding at December 31, 2023	1,912,674	$15.13
Maximum market-based restricted stock units granted	2,214,020	6.49
Maximum market-based restricted stock units forfeited	(295,580)	6.49
Nonvested maximum market-based restricted stock units outstanding at December 31, 2024	3,831,114	$10.80

Grant Date Fair Value of Stock Options, Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the years ended December 31, 2024, 2023 and 2022 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Fair value of common stock	$3.99	$8.46	$7.30 - $14.95
Expected term (in years)	5.27 - 6.08	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	4.2%	4.2% - 4.3%	1.7% - 3.9%
Expected volatility	74.5% - 75.0%	71.2% - 71.6%	68.2% - 71.0%
Expected dividend yield	—	—	—

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2024, 2023 and 2022 was $2.70, $5.61 and $7.36, respectively.

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the year ended December 31, 2024, 2023 and 2022 was $4.03, $8.29 and $11.43, respectively.

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the year ended December 31, 2024, 2023 and 2022 was $6.49, $13.82 and $18.89, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. The aggregate share-based compensation expense of the market-based restricted stock units granted during the year ended December 31, 2024, 2023 and 2022 was $7.2 million, $9.8 million and $4.7 million respectively. Aggregate share-based compensation expense is calculated based on the target payout level of shares granted and is recognized on a straight-line basis over the respective grants' performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense is reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

The compensation cost related to stock options, restricted stock units and market-based restricted stock units for the years ended December 31, 2024, 2023 and 2022 are included on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$3,632	$4,186	$3,910
Research and development	17,081	20,465	17,689
Sales and marketing	12,370	14,553	13,597
General and administrative	20,527	23,704	20,281
Total share-based compensation expense	$53,610	$62,908	$55,477

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2024, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$12,943	1.51
Nonvested restricted stock units	50,803	2.23
Nonvested market-based restricted stock units	8,611	1.66

15.
Restructurings

In 2022, we implemented a restructuring plan to reduce operating costs and reduced our workforce by approximately 100 employees. We incurred aggregate restructuring costs of $2.0 million, all of which was recognized during the year ended December 31, 2022. These costs primarily related to one-time termination benefits and ongoing benefit arrangements, both of which included severance payments and extended benefits coverage support and were contingent upon the impacted employees’ execution and non-revocation of separation agreements. Our aggregate restructuring costs also included certain contract termination costs. The activities related to this reduction in workforce were primarily completed in March 2022 and the $2.0 million aggregate restructuring costs were paid as of December 31, 2022.

During the three months ended March 31, 2024, we implemented a restructuring plan to better align our organization to our two operating segments: MRD and Immune Medicine. We incurred aggregate restructuring costs of $1.0 million, primarily related to one-time termination benefits and ongoing benefit arrangements.

During the three months ended June 30, 2024, we implemented additional restructuring initiatives which impacted certain planned software enhancements and resulted in the consolidation of certain research and development workflows. The impacted software enhancements were primarily associated with our laboratory information management systems. As part of these restructurings, we had long-lived assets that were no longer being utilized and we vacated certain leased space in South San Francisco, California. As such, we assessed the related assets for impairment by first comparing their carrying amounts to the future net undiscounted cash flows projected to be generated over their remaining lease terms or depreciable lives, as applicable. The carrying amounts were all found to be unrecoverable, thus we assessed the fair values of the assets. The extent to which the carrying amounts of the assets exceed their fair values represents the impairment costs to be recognized. As a result of our assessments, we recognized $7.2 million of impairment charges. Of the $7.2 million charges recognized, $1.1 million and $3.3 million relates to the right-of-use asset and related long-lived assets (namely laboratory equipment and leasehold improvements), respectively, associated with certain of our leased space in South San Francisco, California. The remaining $2.8 million recognized relates to the impairment of long-lived assets associated with our halted software enhancements. We also incurred an additional $0.7 million in restructuring costs primarily related to one-time termination benefits and ongoing benefit arrangements.

During the six months ended December 31, 2024, we incurred an additional $0.3 million in aggregate restructuring costs, which primarily related to one-time termination benefits and ongoing benefit arrangements.

In total, we recognized restructuring costs of $9.2 million during the year ended December 31, 2024. The activities and payments related to these restructurings were completed and paid as of December 31, 2024.

16.
Income Taxes

The components of loss before provision for income taxes for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(159,635)	$(225,335)	$(200,427)
Foreign	40	31	59
Total loss before provision for income taxes	$(159,595)	$(225,304)	$(200,368)

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of our deferred tax assets and liabilities as of the dates presented were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating losses	$274,535	$251,724
Tax credit carryforward	45,942	43,528
Nonqualifying stock options	31,010	29,166
Operating lease liabilities	22,912	25,357
Deferred revenue	14,996	18,874
Capitalized research and development	49,550	42,134
Tangible and intangible assets	1,963	—
Other	6,182	6,146
Total deferred tax assets	447,090	416,929
Less: Valuation allowance	(435,509)	(402,424)
Deferred tax assets, net of valuation allowance	11,581	14,505
Deferred tax liabilities
Tangible and intangible assets	—	(1,281)
Right-of-use assets	(11,581)	(13,224)
Net deferred taxes	$—	$—

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses ("NOLs"), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $33.1 million and $55.8 million during the year ended December 31, 2024 and 2023, respectively.

Federal tax laws impose substantial restrictions on the utilization of NOL and credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code of 1986. Accordingly, our ability to utilize these carryforwards may be limited due to such ownership changes. We have completed a Section 382 analysis for changes in ownership through December 31, 2023 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the Tax Cuts and Jobs Act of 2017 federal income tax law, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. As of December 31, 2024, we had U.S. federal NOLs of $192.5 million and U.S. federal tax credits of $51.1 million that will begin to expire in 2028. We also had $856.6 million of NOLs as of December 31, 2024 that do not expire.

The effective tax rate of our provision for income taxes differs from the federal statutory rate for the periods presented as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	3.6	4.0	3.8
Share-based compensation	(4.7)	(2.9)	(2.0)
Permanent items	(0.3)	(0.1)	(0.2)
Credits	1.7	2.3	3.0
Other	(0.6)	1.0	(1.2)
Change in valuation allowance	(20.7)	(25.3)	(24.4)
Total	0.0%	0.0%	0.0%

We account for global intangible low-taxed income as period costs when incurred.

We recognize, in the consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We had unrecognized tax benefits of $10.7 million as of December 31, 2024.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the dates presented are as follows (in thousands):

Balance at December 31, 2021	$6,915
Additions in 2022	1,202
Balance at December 31, 2022	8,117
Additions in 2023	1,186
Balance at December 31, 2023	9,303
Additions in 2024	1,407
Balance at December 31, 2024	$10,710

During the year ended December 31, 2024, 2023 and 2022, we recognized uncertain tax positions of $1.4 million, $1.2 million and $1.2 million, respectively, related to a reduction of the research and development credit deferred tax asset. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. We do not expect a material change to our unrecognized tax benefits over the next twelve months that would have an adverse effect on our operating results.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions as of December 31, 2024 and 2023.

We file federal and certain state income tax returns, which provide varying statutes of limitations on assessments. However, because of NOL carryforwards, substantially all tax years since inception remain open to federal and state tax examination.

17.
Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to our common shareholders for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to Adaptive Biotechnologies Corporation	$(159,492)	$(225,250)	$(200,191)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	147,101,648	144,383,294	142,515,917
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(1.08)	$(1.56)	$(1.40)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to our common shareholders for the years ended December 31, 2024, 2023 and 2022, as they had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023	2022
Stock options outstanding	12,744,898	13,839,067	13,892,287
Nonvested restricted stock units outstanding	10,584,853	9,630,579	4,799,850
Maximum nonvested market-based restricted stock units outstanding eligible to be earned	3,497,226	1,663,961	410,282
Total	26,826,977	25,133,607	19,102,419

18.
Retirement Plan

We maintain a salary deferral 401(k) plan (“401(k) Plan”) covering employees who have met certain eligibility requirements. Employees may defer up to 100% of their compensation to the 401(k) Plan, subject to federal limits. We made $2.0 million, $2.3 million and $2.8 million in discretionary contributions during the year ended December 31, 2024, 2023 and 2022, respectively, which are fully vested after one year of employee service.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

19.
Segment Information

In 2024, in connection with an organizational realignment, we began operating our business as two reportable segments: MRD and Immune Medicine. These segments are organized by market opportunity in commercial diagnostics and drug discovery, respectively.

The MRD business focuses on the use of our highly sensitive, next-generation sequencing assay to measure MRD in patients with hematologic malignancies. It is comprised of our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ assay, offered to biopharmaceutical partners to advance drug development efforts. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers.

The Immune Medicine business leverages our proprietary ability to sequence, map, pair and characterize TCRs and B cell receptors at scale. We have created a powerful data engine to drive the development of novel therapies. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing, to biopharmaceutical customers and academic institutions; (2) our collaboration agreements with Genentech and other biopharmaceutical customers in areas of drug and target discovery; and (3) for years prior to 2023, providing our T-Detect COVID tests to clinical customers.

There are no inter-segment revenues. See Note 3, Revenue for more information about each segment's revenue. Our CODM, which is our chief executive officer, evaluates performance of the MRD segment based on both revenue and Adjusted EBITDA and evaluates performance of the Immune Medicine segment based on Adjusted EBITDA. These measures help our CODM assess the trends and operating margin profile of the respective segments, which helps drive the level of investment made in each business. These measures also help our CODM assess and manage the potential capital utilization of each segment. Adjusted EBITDA for each of our segments includes costs that are directly aligned to each segment, as well as certain allocated shared expenses. These shared expenses primarily relate to our general and administrative functions, our non-laboratory facility space in our corporate headquarters and our production laboratory. We use the relative direct headcount assigned to each of the respective segments and our production laboratory sample volume to allocate these expenses. We do not allocate certain expenses, such as our corporate insurance costs, external legal and audit costs and expenses related to our investor relations, chief executive officer and other related support functions. Additionally, we do not allocate costs related to our idle facility in Seattle, Washington, interest expense related to our Purchase Agreement nor interest and other income, net. Given these unallocated costs and income are not included in the measurements reviewed by the CODM to assess each segment's performance, they are included in an "Unallocated Corporate" category. Our allocation methodology will be periodically evaluated and may change. Our CODM is not regularly provided and does not review assets to assess each segment's performance, make strategic decisions or allocate resources. As such, assets for reportable segments are not disclosed.

Segment information for the years ended December 31, 2023 and 2022 are presented on a comparable basis to that of the current period and is based on judgments and allocation methods from our organizational changes implemented during the three months ended March 31, 2024.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The following tables set forth our segment information, including significant segment expenses that are (or are easily computable from) information regularly provided to our CODM, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
MRD:
Revenue	$145,529	$102,739	$87,144
Less:
Cost of revenue	64,177	63,273	42,606
Research and development	40,743	42,153	31,768
Sales and marketing	77,579	76,742	65,558
General and administrative	40,446	46,961	32,349
Other segment items(1)	2,819	—	—
Add back:
Items to reconcile net loss to adjusted EBITDA(2)	39,012	37,546	24,641
Adjusted EBITDA(2)	$(41,223)	$(88,844)	$(60,496)

Immune Medicine:
Revenue	$33,428	$67,537	$98,164
Less:
Research and development	62,210	79,964	109,988
Other segment items(3)	28,842	35,067	70,016
Add back:
Items to reconcile net loss to adjusted EBITDA(2)	31,619	33,366	36,186
Adjusted EBITDA(2)	$(26,005)	$(14,128)	$(45,654)

	Year Ended December 31, 2024
	MRD	Immune Medicine	Unallocated Corporate	Total
Reconciliation of Adjusted EBITDA(2) to Net Loss:
Adjusted EBITDA(2)	$(41,223)	$(26,005)	$(13,143)	$(80,371)
Share-based compensation expense(4)	(24,848)	(19,051)	(9,711)	(53,610)
Restructuring expense(5)	(1,272)	(732)	—	(2,004)
Impairment of long-lived assets(5)	(2,819)	(4,386)	—	(7,205)
Depreciation and amortization expense	(10,073)	(7,450)	(1,733)	(19,256)
Interest expense(6)	—	—	(11,580)	(11,580)
Interest and other income, net	—	—	14,534	14,534
Net loss attributable to Adaptive Biotechnologies Corporation				(159,492)
Net loss attributable to noncontrolling interest				(103)
Net loss				$(159,595)

	Year Ended December 31, 2023
	MRD	Immune Medicine	Unallocated Corporate	Total
Reconciliation of Adjusted EBITDA(2) to Net Loss:
Adjusted EBITDA(2)	$(88,844)	$(14,128)	$(13,441)	$(116,413)
Share-based compensation expense(4)	(28,321)	(22,930)	(11,657)	(62,908)
Impairment of right-of-use and related long-lived assets(7)	—	—	(25,429)	(25,429)
Depreciation and amortization expense	(9,225)	(10,436)	(2,570)	(22,231)
Interest expense(6)	—	—	(13,800)	(13,800)
Interest and other income, net	—	—	15,531	15,531
Net loss attributable to Adaptive Biotechnologies Corporation				(225,250)
Net loss attributable to noncontrolling interest				(54)
Net loss				$(225,304)

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2022
	MRD	Immune Medicine	Unallocated Corporate	Total
Reconciliation of Adjusted EBITDA(2) to Net Loss:
Adjusted EBITDA(2)	$(60,496)	$(45,654)	$(15,439)	$(121,589)
Share-based compensation expense(4)	(17,999)	(23,892)	(13,586)	(55,477)
Restructuring expense(5)	—	—	(2,023)	(2,023)
Depreciation and amortization expense	(6,642)	(12,294)	(1,984)	(20,920)
Interest expense(6)	—	—	(4,238)	(4,238)
Interest and other income, net	—	—	4,056	4,056
Net loss attributable to Adaptive Biotechnologies Corporation				(200,191)
Net loss attributable to noncontrolling interest				(177)
Net loss				$(200,368)

(1) Includes MRD impairment of long-lived assets expenses.

(2) Adjusted EBITDA is a non-GAAP financial measure. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Adjusted EBITDA” for an explanation of how it is calculated and used by management.

(3) Includes all Immune Medicine operating expenses, other than research and development expenses.

(4) Represents share-based compensation expense related to stock option, restricted stock unit and market-based restricted stock unit awards. See Note 14, Equity Incentive Plans for details on our share-based compensation expense.

(5) Represents expenses recognized in conjunction with restructuring activities. See Note 15, Restructurings for details on our restructuring expenses.

(6) Represents costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. See Note 11, Revenue Interest Purchase Agreement for details on the Purchase Agreement.

(7) Represents impairment costs for certain right-of-use and related long-lived assets. See Note 10, Leases for details on our impairment expense.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2024. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control

There was not any change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Adaptive Biotechnologies Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Adaptive Biotechnologies Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Adaptive Biotechnologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated March 3, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Seattle, Washington

March 3, 2025

Item 9B. Other Information

On November 18, 2024, Michelle Griffin, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan. Ms. Griffin’s plan provides for the sale of up to 50% of the net vested shares of our common stock received in connection with the vesting of certain restricted stock units. The plan's expiration date is March 14, 2025. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of the Annual Report on Form 10-K will be included in our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 of the Annual Report on Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of the Annual Report on Form 10-K, including with respect to our equity compensation plans, will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of the Annual Report on Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of the Annual Report on Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

(3)
Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation		8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws		8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019		S-1	333-231838	4.1	5/30/2019
4.2	Description of Securities		10-K	001-38957	4.3	2/26/2020
10.1†	Strategic Collaboration and License Agreement between Genentech, Inc. and the Registrant, dated December 19, 2018		S-1	333-231838	10.1	5/30/2019
10.2	Amended and Restated Side Letter Agreement among Viking Global Equities LP, Viking Global Equities II LP, VGE III Portfolio Ltd., Viking Long Fund Master Ltd. and the Registrant, dated May 8, 2019		S-1	333-231838	10.5	5/30/2019
10.3*	Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers		S-1	333-231838	10.7	5/30/2019
10.4*	Form of Amended and Restated Employment Agreement between the Registrant and Francis T. Lo		S-1	333-231838	10.8	5/30/2019
10.5*	Form of Restated Non-Employee Director Change in Control Agreement between the Registrant and each of its non-employee directors		S-1	333-231838	10.9	5/30/2019
10.6*	Form of Executive Severance Agreement between the Registrant and certain of its executive officers		10-Q	001-38957	10.1	8/10/2020
10.7*	Form of Indemnification Agreement between the Registrant and its directors and executive officers		S-1	333-231838	10.13	5/30/2019
10.8*	Adaptive Biotechnologies Corporation Non-Employee Director Compensation Policy		10-K	001-38957	10.10	2/14/2023

			Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
10.9*	Adaptive Biotechnologies Corporation 2009 Equity Incentive Plan and form of award agreement thereunder		S-1	333-231838	10.15	5/30/2019
10.10*	Adaptive Biotechnologies Corporation 2019 Equity Incentive Plan and form of award agreement thereunder		10-Q	001-38957	10.12	8/13/2019
10.11*	Form of Stock Option Agreement for Non-U.S. Participants		10-K	001-38957	10.16	2/24/2021
10.12*	Form of Restricted Stock Unit Agreement for Non-U.S. Participants		10-K	001-38957	10.17	2/24/2021
10.13*	Form of Performance Units Agreement and Notice of Grant of Performance Units		10-Q	001-38957	10.1	5/4/2022
10.14*	Adaptive Biotechnologies Corporation 2019 Employee Stock Purchase Plan		S-1/A	333-231838	10.17	6/17/2019
10.15	Revenue Interest Purchase Agreement, made and entered into as of September 12, 2022, by and among Adaptive Biotechnologies Corporation, the Purchasers from time to time party hereto, and OrbiMed Royalty & Credit Opportunities IV, LP		8-K	001-38957	10.1	9/12/2022
10.16	Lease Agreement between ARE-Seattle No. 11, LLC and Adaptive TCR Corporation, dated July 21, 2011, as amended by Amendment No. 1, dated August 26, 2011, Amendment No. 2, dated June 30, 2014, Amendment No. 3, dated November 5, 2015, Amendment No. 4, dated December 23, 2015, and Amendment No. 5, dated June 6, 2016		S-1	333-231838	10.18	5/30/2019
10.17†	Sixth Amendment to Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 11, LLC, dated August 2, 2019		8-K	001-38957	10.1	8/7/2019
10.18†	Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 12, LLC, dated August 2, 2019		8-K	001-38957	10.2	8/7/2019
19	Insider Trading Policies and Procedures	X
21.1	List of Subsidiaries		10-K	001-38957	21.1	2/14/2023
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the signature page)	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1*	Adaptive Biotechnologies Corporation Policy for the Recovery of Erroneously Awarded Compensation		10-K	001-38957	97.1	2/29/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	X

* Management contract or compensation plan or arrangement.

† Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information is not material and would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, State of Washington, on March 3, 2025.

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

Signature	Title	Date

/s/ Chad Robins Chad Robins	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025

/s/ Kyle Piskel Kyle Piskel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2025

/s/ Michelle Griffin Michelle Griffin	Director	March 3, 2025

/s/ Robert Hershberg Robert Hershberg, PhD, MD	Director	March 3, 2025

/s/ Peter Neupert Peter Neupert	Director	March 3, 2025

/s/ Katey Owen Katey Owen, PhD	Director	March 3, 2025

/s/ Michael Pellini	Director	March 3, 2025
Michael Pellini, MD