Form 10-Q
period 2025-03-31
Adaptive Biotechnologies Corp
filed 2025-05-01
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 24, 2025, the registrant had 151,916,722 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to achieve and maintain commercial market acceptance of our current products and services, including coverage and reimbursement decisions related to clonoSEQ, as well as our ability to achieve market acceptance for any additional products and services beyond our current portfolio, if developed;
•
our ability to realize payments, such as milestone fees, based on our customers' use of our data in connection with their achievement of research or regulatory goals relating to their own products;
•
our collaboration with Genentech, Inc. (“Genentech”) and our ability to develop and commercialize cellular therapeutics, including our ability to achieve milestones and realize the intended benefits of the collaboration;
•
our ability to understand the T-cell mediated response across different indications and develop products leveraging our TCR-antigen binding data; and
•
our expected reliance on collaborators and other third parties for development, clinical testing and regulatory approval of current products in new indications and potential product candidates, which may fail at any time due to a number of possible unforeseen events.

The forward-looking statements in this report also include statements regarding our research and development efforts and other matters regarding our business strategies, use of capital, results of operations and financial position and plans and objectives for future operations. In some cases, you can identify forward-looking statements by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and other factors are described under “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (the “SEC”) from time to time. We caution you that forward-looking statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. As a result, the forward-looking statements may not prove to be accurate. The forward-looking statements in this report represent our views as of the date of this report.

We undertake no obligation to update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our” and similar references refer to Adaptive Biotechnologies Corporation.

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$50,646	$47,920
Short-term marketable securities (amortized cost of $142,744 and $174,186, respectively)	142,778	174,374
Accounts receivable, net	43,583	41,731
Inventory, net	8,684	8,440
Prepaid expenses and other current assets	10,798	11,287
Total current assets	256,489	283,752
Long-term assets
Property and equipment, net	44,430	48,616
Operating lease right-of-use assets	44,004	45,767
Long-term marketable securities (amortized cost of $39,255 and $33,682, respectively)	39,355	33,660
Restricted cash	2,711	2,897
Intangible assets, net	3,006	3,425
Goodwill	118,972	118,972
Other assets	1,885	2,287
Total assets	$510,852	$539,376
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$6,362	$7,265
Accrued liabilities	7,757	8,157
Accrued compensation and benefits	6,412	15,838
Current portion of operating lease liabilities	10,462	10,239
Current portion of deferred revenue	54,805	55,689
Current portion of revenue interest liability, net	2,011	865
Total current liabilities	87,809	98,053
Long-term liabilities
Operating lease liabilities, less current portion	76,438	79,148
Deferred revenue, less current portion	24,814	27,256
Revenue interest liability, net, less current portion	131,550	132,414
Other long-term liabilities	20	20
Total liabilities	320,631	336,891
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at March 31, 2025 and December 31, 2024; 151,916,722 and 147,773,744 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	15	14
Additional paid-in capital	1,523,950	1,506,353
Accumulated other comprehensive gain	134	166
Accumulated deficit	(1,333,676)	(1,303,824)
Total Adaptive Biotechnologies Corporation shareholders’ equity	190,423	202,709
Noncontrolling interest	(202)	(224)
Total shareholders’ equity	190,221	202,485
Total liabilities and shareholders’ equity	$510,852	$539,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$52,443	$41,873
Operating expenses
Cost of revenue	16,979	18,051
Research and development	24,203	30,245
Sales and marketing	23,047	22,319
General and administrative	17,399	19,597
Amortization of intangible assets	419	423
Total operating expenses	82,047	90,635
Loss from operations	(29,604)	(48,762)
Interest and other income, net	2,679	4,222
Interest expense	(2,905)	(2,993)
Net loss	(29,830)	(47,533)
Add: Net (income) loss attributable to noncontrolling interest	(22)	26
Net loss attributable to Adaptive Biotechnologies Corporation	$(29,852)	$(47,507)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.20)	$(0.33)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	149,195,028	145,787,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(29,830)	$(47,533)
Other comprehensive loss
Change in unrealized gains and losses on investments	(32)	(321)
Comprehensive loss	(29,862)	(47,854)
Add: Comprehensive (income) loss attributable to noncontrolling interest	(22)	26
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(29,884)	$(47,828)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2023	145,082,271	$14	$1,452,502	$215	$(1,144,332)	$(121)	$308,278
Issuance of common stock for cash upon exercise of stock options	30,900	—	44	—	—	—	44
Vesting of restricted stock units, net	2,255,153	—	—	—	—	—	—
Share-based compensation expense	—	—	14,298	—	—	—	14,298
Other comprehensive loss	—	—	—	(321)	—	—	(321)
Net loss	—	—	—	—	(47,507)	(26)	(47,533)
Balance at March 31, 2024	147,368,324	$14	$1,466,844	$(106)	$(1,191,839)	$(147)	$274,766

Balance at December 31, 2024	147,773,744	$14	$1,506,353	$166	$(1,303,824)	$(224)	$202,485
Issuance of common stock for cash upon exercise of stock options	882,493	1	5,450	—	—	—	5,451
Vesting of restricted stock units and market-based restricted stock units	3,260,485	—	—	—	—	—	—
Share-based compensation expense	—	—	12,147	—	—	—	12,147
Other comprehensive loss	—	—	—	(32)	—	—	(32)
Net (loss) income	—	—	—	—	(29,852)	22	(29,830)
Balance at March 31, 2025	151,916,722	$15	$1,523,950	$134	$(1,333,676)	$(202)	$190,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(29,830)	$(47,533)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	4,312	4,791
Noncash lease expense	1,311	1,369
Share-based compensation expense	12,147	14,298
Intangible assets amortization	419	423
Investment amortization	(958)	(2,643)
Inventory reserve	(101)	249
Noncash interest expense	283	885
Other	76	114
Changes in operating assets and liabilities
Accounts receivable, net	(1,864)	(4,052)
Inventory	264	1,111
Prepaid expenses and other current assets	489	1,520
Accounts payable and accrued liabilities	(9,665)	(3,941)
Operating lease right-of-use assets and liabilities	(2,035)	(2,549)
Deferred revenue	(3,326)	(2,393)
Other	(6)	(2)
Net cash used in operating activities	(28,484)	(38,353)
Investing activities
Purchases of property and equipment	(1,259)	(1,511)
Purchases of marketable securities	(50,654)	(53,480)
Proceeds from maturities of marketable securities	77,486	99,500
Net cash provided by investing activities	25,573	44,509
Financing activities
Proceeds from exercise of stock options	5,451	44
Net cash provided by financing activities	5,451	44
Net increase in cash, cash equivalents and restricted cash	2,540	6,200
Cash, cash equivalents and restricted cash at beginning of year	50,817	67,996
Cash, cash equivalents and restricted cash at end of period	$53,357	$74,196
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$211	$1,115
Supplemental disclosure of cash flow information
Cash paid for interest	$2,373	$2,289

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Adaptive Biotechnologies Corporation, Adaptive Biotechnologies B.V., our wholly-owned subsidiary, and Digital Biotechnologies, Inc., a subsidiary in which we have 70% ownership interest. The remaining interest in Digital Biotechnologies, Inc., held by certain of our related parties and their related family trusts, are shown in the unaudited condensed consolidated financial statements as noncontrolling interest. All intercompany transactions and balances have been eliminated upon consolidation.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025.

Restricted Cash

We had a restricted cash balance of $2.7 million and $2.9 million as of March 31, 2025 and December 31, 2024, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our facility leases.

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

We derive revenue by providing diagnostic and research services in our Minimal Residual Disease (“MRD”) and Immune Medicine business areas. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing, to biopharmaceutical customers and academic institutions; and (2) our collaboration agreement with Genentech, Inc. (“Genentech”).

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

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
MRD revenue
Service revenue	$39,221	$28,126
Regulatory milestone revenue	4,500	4,500
Total MRD revenue	43,721	32,626
Immune Medicine revenue
Service revenue	5,122	4,559
Collaboration revenue	3,600	4,688
Total Immune Medicine revenue	8,722	9,247
Total revenue	$52,443	$41,873

During the three months ended March 31, 2025, we recognized $2.0 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote. During the three months ended March 31, 2024, we recognized $1.5 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and from cancelled customer contracts.

As of March 31, 2025, we could receive up to an additional $412.0 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

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

We recognized $3.6 million and $4.7 million in Immune Medicine collaboration revenue during the three months ended March 31, 2025 and 2024, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

4. Deferred Revenue

Deferred revenue from the Genentech Agreement represents $14.5 million and $23.2 million of the current and non-current deferred revenue balances, respectively, on the unaudited condensed consolidated balance sheet as of March 31, 2025 and $15.9 million and $25.4 million of the current and non-current deferred revenue balances, respectively, on the condensed consolidated balance sheet as of December 31, 2024. We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately three to four years from March 31, 2025. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on various research and development activities.

Changes in deferred revenue during the three months ended March 31, 2025 were as follows (in thousands):

Deferred revenue balance at December 31, 2024	$82,945
Additions to deferred revenue during the period	13,537
Revenue recognized during the period	(16,863)
Deferred revenue balance at March 31, 2025	$79,619

As of March 31, 2025, $12.1 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2024.

5. Fair Value Measurements

The following tables set forth the fair values of financial assets as of March 31, 2025 and December 31, 2024 that were measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$31,510	$—	$—	$31,510
U.S. government treasury securities	—	161,205	—	161,205
Corporate bonds	—	20,928	—	20,928
Total financial assets	$31,510	$182,133	$—	$213,643

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$35,790	$—	$—	$35,790
Commercial paper	—	2,479	—	2,479
U.S. government treasury securities	—	187,181	—	187,181
Corporate bonds	—	18,374	—	18,374
Total financial assets	$35,790	$208,034	$—	$243,824

Level 1 securities include highly liquid money market funds, for which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of U.S. government treasury securities, corporate bonds and commercial paper, and are valued based on recent trades of securities in inactive markets or on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

6. Investments

Available-for-sale investments consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
U.S. government treasury securities	$127,134	$68	$(42)	$127,160
Corporate bonds	15,610	8	—	15,618
Total short-term marketable securities	$142,744	$76	$(42)	$142,778
Long-term marketable securities
U.S. government treasury securities	$33,957	$89	$(1)	$34,045
Corporate bonds	5,298	12	—	5,310
Total long-term marketable securities	$39,255	$101	$(1)	$39,355

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$2,476	$3	$—	$2,479
U.S. government treasury securities	153,353	211	(43)	153,521
Corporate bonds	18,357	19	(2)	18,374
Total short-term marketable securities	$174,186	$233	$(45)	$174,374
Long-term marketable securities
U.S. government treasury securities	$33,682	$27	$(49)	$33,660
Total long-term marketable securities	$33,682	$27	$(49)	$33,660

All the U.S. government treasury securities, corporate bonds and commercial paper designated as short-term marketable securities have an effective maturity date that is equal to or less than one year from the respective condensed consolidated balance sheet date. Those that are designated as long-term marketable securities have an effective maturity date that is more than one year from the respective condensed consolidated balance sheet date.

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.5 million and $1.3 million was presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of March 31, 2025 and on the condensed consolidated balance sheet as of December 31, 2024, respectively.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of March 31, 2025 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury securities	$51,178	$(43)	$—	$—
Total available-for-sale securities	$51,178	$(43)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of March 31, 2025, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of March 31, 2025 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

7. Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, South San Francisco, California and Bothell, Washington. As of March 31, 2025, we were not party to any finance leases.

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance on the unaudited condensed consolidated balance sheet as of March 31, 2025 (in thousands):

2025 (excluding the three months ended March 31, 2025)	$10,602
2026	12,330
2027	11,944
2028	12,282
2029	12,630
Thereafter	44,332
Total undiscounted lease payments	104,120
Less: Imputed interest	(17,220)
Total operating lease liabilities	86,900
Less: Current portion	(10,462)
Operating lease liabilities, less current portion	$76,438

During the three months ended March 31, 2025 and 2024, cash paid for amounts included in the measurement of lease liabilities was $3.0 million and $3.7 million, respectively.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period. The calculated effective interest rate as of March 31, 2025 was 8.8%.

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

The following table sets forth the revenue interest liability, net activity during the three months ended March 31, 2025 (in thousands):

Revenue interest liability, net at December 31, 2024	$133,279
Interest expense	2,905
Revenue interest payable	(2,623)
Revenue interest liability, net at March 31, 2025	$133,561

Revenue interest payable of $2.6 million and $2.4 million was included within the accounts payable balance on the unaudited condensed consolidated balance sheet as of March 31, 2025 and on the condensed consolidated balance sheet as of December 31, 2024, respectively.

9. Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of March 31, 2025.

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

Our board of directors determined not to increase the 2019 Plan and ESPP reserves in 2025.

As of March 31, 2025, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	11,936,635
Shares issuable upon the vesting of outstanding restricted stock units and performance-based restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	17,282,675
Shares available for future grant under the 2019 Equity Incentive Plan	10,957,287
Shares available for future grant under the Employee Stock Purchase Plan	5,686,170
Total shares of common stock reserved for future issuance	45,862,767

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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain awards granted to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of March 31, 2025, we had 36,434,056 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the three months ended March 31, 2025 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2024	18,018,312
Stock options, restricted stock units and performance-based restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(7,937,426)
Stock options, restricted stock units and market-based restricted stock units forfeited or expired	876,401
Shares available for grant at March 31, 2025	10,957,287

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the three months ended March 31, 2025 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2024	12,295,297	$15.11
Stock options granted	759,724	8.12
Stock options forfeited	(183,056)	8.65
Stock options expired	(52,837)	27.61
Stock options exercised	(882,493)	6.18
Stock options outstanding at March 31, 2025	11,936,635	$15.37	$5,371
Stock options vested and exercisable at March 31, 2025	9,612,672	$16.95	$3,544

The weighted-average remaining contractual life for stock options outstanding as of March 31, 2025 was 5.7 years. The weighted-average remaining contractual life for stock options vested and exercisable as of March 31, 2025 was 5.0 years.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the three months ended March 31, 2025 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2024	10,174,852	$7.20
Restricted stock units granted	5,032,726	8.12
Restricted stock units forfeited	(393,391)	7.77
Restricted stock units vested	(3,013,368)	8.30
Nonvested restricted stock units outstanding at March 31, 2025	11,800,819	$7.29

Performance-Based Restricted Stock Units

In addition to the restricted stock units described above, one of our executive officers was granted an award of 124,976 shares of performance-based restricted stock units during the three months ended March 31, 2025. The shares will vest and be issued only if a certain financial metric is achieved for fiscal year 2025 and if the service conditions are met. If the performance condition is achieved, the shares will vest in three annual installments, subject to the respective grantee's continuous service through the respective vest dates.

Market-Based Restricted Stock Units

Separate from the restricted stock units described above, certain of our executive officers have been granted awards of market-based restricted stock units. The number of shares of common stock that may be earned under the respective awards range from zero shares to a defined maximum number of shares and are calculated based on our total shareholder return during a three-year performance period as measured against that of the group of companies comprising the S&P Biotechnology Select Industry Index as of the grant date or other applicable date, subject to certain adjustments to such index group. Except as expressly provided in the terms of each award's agreement, vesting is subject to the respective grantee's continuous service through the end of the three-year performance period.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Market-based restricted stock unit activity under the 2019 Plan during the three months ended March 31, 2025 was as follows:

	Maximum Market-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested maximum market-based restricted stock units outstanding at December 31, 2024	3,831,114	$10.80
Maximum market-based restricted stock units granted	2,020,000	13.50
Portion of maximum market-based restricted stock units that was not earned and vested at the end of the performance period, and therefore forfeited	(247,117)	18.89
Market-based restricted stock units vested	(247,117)	18.89
Nonvested maximum market-based restricted stock units outstanding at March 31, 2025	5,356,880	$11.07

Grant Date Fair Value of Stock Options, Restricted Stock Units, Performance-Based Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the three months ended March 31, 2025 and 2024 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Fair value of common stock	$8.12	$3.99
Expected term (in years)	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	4.0% - 4.1%	4.2%
Expected volatility	74.2% - 74.7%	74.5% - 75.0%
Expected dividend yield	—	—

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

Expected volatility—Expected volatility is based on a weighted average of our historical volatility and the historical volatility of our publicly traded industry peers utilizing a period of time consistent with our estimate of expected term.

Expected dividend yield—We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option valuation model.

The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2025 and 2024 was $5.50 and $2.70, respectively.

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2025 and 2024 was $8.12 and $3.99, respectively.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The weighted-average grant date fair value per share of the performance-based restricted stock units granted during the three months ended March 31, 2025 was $7.28 and was based on the closing price of our common stock on the date of grant, as reported on The Nasdaq Global Select market. Expense will be recognized ratably over the requisite service period only if achievement of the performance condition is deemed to be probable. Any compensation cost recognized will be reversed if achievement of the performance condition is deemed not probable or if the performance condition is not met. Probability of achievement will be assessed periodically. If the performance condition is met and the grantee ceases to provide continued service through any of the applicable vesting dates for reasons other than those expressly provided in the terms of the respective award, compensation cost recognized for unvested shares will be reversed in the period in which service ceased.

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the three months ended March 31, 2025 and 2024 was $13.50 and $6.49, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. The aggregate share-based compensation expense of the market-based restricted stock units granted during the three months ended March 31, 2025 and 2024 was $13.6 million and $6.7 million, respectively. Aggregate share-based compensation expense is calculated based on the target payout level of shares granted and is recognized on a straight-line basis over the respective grants' performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense is reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

The compensation cost related to stock options, restricted stock units, performance-based restricted stock units and market-based restricted stock units for the three months ended March 31, 2025 and 2024 are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$879	$906
Research and development	4,058	4,684
Sales and marketing	3,144	3,013
General and administrative	4,066	5,695
Total share-based compensation expense	$12,147	$14,298

As of March 31, 2025, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$12,849	2.10
Nonvested restricted stock units	81,632	2.95
Nonvested market-based restricted stock units	20,324	2.43

12. Restructuring

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to our common shareholders for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Adaptive Biotechnologies Corporation	$(29,852)	$(47,507)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	149,195,028	145,787,527
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.20)	$(0.33)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to our common shareholders for the three months ended March 31, 2025 and 2024, as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options outstanding	11,968,545	13,085,872
Nonvested restricted stock units outstanding	10,598,610	10,341,199
Nonvested performance-based restricted stock units outstanding	24,995	—
Maximum nonvested market-based restricted stock units outstanding eligible to be earned	4,311,288	2,547,757
Total	26,903,438	25,974,828

14. Segment Information

There are no inter-segment revenues. See Note 3, Revenue for more information about each segment's revenue. Our chief operating decision maker (“CODM”) is not regularly provided and does not review assets to assess each segment's performance, make strategic decisions or allocate resources. As such, assets for reportable segments are not disclosed.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following tables set forth our segment information, including significant segment expenses that are (or are easily computable from) information regularly provided to our CODM, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
MRD:
Revenue	$43,721	$32,626
Less:
Cost of revenue	15,885	15,921
Research and development	9,159	12,924
Sales and marketing	21,413	20,385
General and administrative	9,502	10,656
Add back:
Items to reconcile net loss to Adjusted EBITDA(1)	8,127	10,001
Adjusted EBITDA(1)	$(4,111)	$(17,259)

Immune Medicine:
Revenue	$8,722	$9,247
Less:
Research and development	15,044	17,321
Other segment items(2)	5,159	6,519
Add back:
Items to reconcile net loss to Adjusted EBITDA(1)	6,035	7,666
Adjusted EBITDA(1)	$(5,446)	$(6,927)

	Three Months Ended March 31, 2025
	MRD	Immune Medicine	Unallocated Corporate	Total
Reconciliation of Adjusted EBITDA(1) to Net Loss:
Adjusted EBITDA(1)	$(4,111)	$(5,446)	$(3,191)	$(12,748)
Share-based compensation expense(3)	(5,464)	(4,393)	(2,290)	(12,147)
Depreciation and amortization expense	(2,663)	(1,642)	(426)	(4,731)
Interest expense(4)	—	—	(2,905)	(2,905)
Interest and other income, net	—	—	2,679	2,679
Net loss attributable to Adaptive Biotechnologies Corporation				(29,852)
Net income attributable to noncontrolling interest				22
Net loss				$(29,830)

	Three Months Ended March 31, 2024
	MRD	Immune Medicine	Unallocated Corporate	Total
Reconciliation of Adjusted EBITDA(1) to Net Loss:
Adjusted EBITDA(1)	$(17,259)	$(6,927)	$(3,994)	$(28,180)
Share-based compensation expense(3)	(6,833)	(5,007)	(2,458)	(14,298)
Restructuring expense(5)	(467)	(577)	—	(1,044)
Depreciation and amortization expense	(2,701)	(2,082)	(431)	(5,214)
Interest expense(4)	—	—	(2,993)	(2,993)
Interest and other income, net	—	—	4,222	4,222
Net loss attributable to Adaptive Biotechnologies Corporation				(47,507)
Net loss attributable to noncontrolling interest				(26)
Net loss				$(47,533)

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Adjusted EBITDA” for an explanation of how it is calculated and used by management.

(2) Includes all Immune Medicine operating expenses, other than research and development expenses.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Represents share-based compensation expense related to stock option, restricted stock unit and market-based restricted stock unit awards. See Note 11, Equity Incentive Plans for details on our share-based compensation expense.

(4) Represents costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. See Note 8, Revenue Interest Purchase Agreement for details on the Purchase Agreement.

(5) Represents expenses recognized in conjunction with restructuring activities. See Note 12, Restructuring for details on our restructuring expense.

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

Our current product and service offerings in MRD related to the MRD market are our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ or MRD assay, offered to biopharmaceutical partners to advance drug development efforts. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration for the detection and monitoring of MRD in patients with multiple myeloma, B cell acute lymphoblastic leukemia and chronic lymphocytic leukemia, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers, including diffuse large B-cell lymphoma and mantle cell lymphoma (“MCL”). In the fourth quarter of 2024, we obtained Medicare coverage for MCL and initiated promotional efforts in MCL. We also recently obtained a new Medicare Clinical Laboratory Fee Schedule rate of $2,007 per test for clonoSEQ and MolDX updated the clonoSEQ episode pricing to $8,029 for all covered indications. This represents a 17% increase from the previous episode price and the previous implied per test rate under the episode structure. In April 2025, Palmetto GBA expanded coverage of clonoSEQ to include single time point testing to monitor for recurrence in patients with a history of MCL. This expanded coverage is in addition to the existing Medicare episode payment structure for clonoSEQ. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners and payors. In an effort to enable easier test ordering, we have worked to integrate the clonoSEQ clinical diagnostic test via Epic System Corporation's comprehensive electronic medical record system into the records systems of numerous accounts, and continue to make more progress.

Immune Medicine leverages our proprietary ability to sequence, map, pair and characterize T cell receptors (“TCRs”) and B cell receptors (“BCRs”) at scale to drive opportunities in cancer and autoimmune disorders. Our immunosequencing technology, which includes our Adaptive Immunosequencing research product, serves as the research and development engine driving our immune medicine platform and generates revenue from biopharmaceutical and academic customers. We are applying artificial intelligence and machine learning models to map at scale TCR sequences to the diseases they bind to enable our drug discovery efforts. Also in our drug discovery programs, we use our proprietary capabilities to discover new drug targets and leverage our validated TCR and BCR discovery approaches to discover and develop TCR or antibody therapeutic assets. Our drug discovery efforts include our worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”) under which we support Genentech in the development of cancer antigen-directed TCR-based cancer cell therapies for the treatment of patients with solid tumors.

We recognized revenue of $52.4 million and $41.9 million for the three months ended March 31, 2025 and 2024, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $29.9 million and $47.5 million for the three months ended March 31, 2025 and 2024, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering and follow-on offering, and, to a lesser extent, revenue and proceeds from the revenue interest purchase agreement we entered into in September 2022 (the “Purchase Agreement”). As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $232.8 million and $256.0 million, respectively.

Adaptive Biotechnologies Corporation

Components of Results of Operations

Revenue

We derive revenue by providing diagnostic and research services in our MRD and Immune Medicine business areas. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers. We disclose our clonoSEQ test volume, which includes the number of clonoSEQ reports and results we have provided to ordering physicians in the United States (“U.S.”) and international technology transfer sites. These volumes do not include sample results from our biopharmaceutical customers or academic institutions utilizing our MRD services. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing, to biopharmaceutical customers and academic institutions; and (2) our collaboration agreement with Genentech.

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

Under certain agreements with our biopharmaceutical customers who seek access to our platform to support their therapeutic development activities, revenues are generated from research and development support services that we provide. These agreements may include substantial non-refundable upfront payments, which we recognize over time as we perform the respective services. Revenue recognized from these activities relate to the Genentech Agreement.

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

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Statements of Operations Data:
Revenue	$52,443	$41,873
Operating expenses
Cost of revenue	16,979	18,051
Research and development	24,203	30,245
Sales and marketing	23,047	22,319
General and administrative	17,399	19,597
Amortization of intangible assets	419	423
Total operating expenses	82,047	90,635
Loss from operations	(29,604)	(48,762)
Interest and other income, net	2,679	4,222
Interest expense	(2,905)	(2,993)
Net loss	(29,830)	(47,533)
Add: Net (income) loss attributable to noncontrolling interest	(22)	26
Net loss attributable to Adaptive Biotechnologies Corporation	$(29,852)	$(47,507)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.20)	$(0.33)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	149,195,028	145,787,527
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(12,748)	$(28,180)

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

Adaptive Biotechnologies Corporation

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
MRD revenue
Service revenue	$39,221	$28,126	$11,095	39%
Regulatory milestone revenue	4,500	4,500	—	—
Total MRD revenue	43,721	32,626	11,095	34	83%	78%
Immune Medicine revenue
Service revenue	5,122	4,559	563	12
Collaboration revenue	3,600	4,688	(1,088)	(23)
Total Immune Medicine revenue	8,722	9,247	(525)	(6)	17%	22%
Total revenue	$52,443	$41,873	$10,570	25	100%	100%

The $11.1 million increase in MRD revenue was primarily due to a $9.9 million increase in revenue generated from providing clonoSEQ to clinical customers and a $1.0 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. Our clonoSEQ test volume increased by 36% to 23,117 tests delivered in the three months ended March 31, 2025 from 17,040 tests delivered in the three months ended March 31, 2024.

The $0.5 million decrease in Immune Medicine revenue was primarily due to a $1.1 million decrease in revenue generated from the Genentech Agreement, which resulted from decreased collaboration expenses, partially offset by a $0.6 million increase in revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Cost of revenue	$16,979	$18,051	$(1,072)	(6)%	32%	43%

The $1.1 million decrease in cost of revenue was primarily attributable to a $1.2 million decrease in cost of materials, which was due primarily to reductions in inventory reserve expense and assay costs, and a $1.4 million decrease in labor and overhead costs, which was largely driven by reduced headcount and a reduction in laboratory relocation and consolidation activities. These decreases were partially offset by a $0.6 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples, a $0.5 million increase in materials cost resulting from increased revenue sample volume and a $0.3 million increase in shipping and handling expenses for sample collection kits.

Research and Development

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Research and development	$24,203	$30,245	$(6,042)	(20)%	46%	72%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Research and development materials and allocated production laboratory expenses	$3,644	$4,989	$(1,345)
Personnel expenses	14,584	18,823	(4,239)
Allocable facilities and information technology expenses	1,945	2,830	(885)
Software and cloud services expenses	1,322	1,289	33
Depreciation and other expenses	2,708	2,314	394
Total	$24,203	$30,245	$(6,042)

Adaptive Biotechnologies Corporation

The $6.0 million decrease in research and development expenses was primarily attributable to a $4.2 million decrease in personnel costs and a $1.3 million decrease in laboratory materials and allocated production laboratory expenses, which was driven primarily by decreased investments in drug discovery efforts, partially offset by an increase in investments related to the MRD business. There was also a $0.9 million decrease in allocable facility expenses.

Sales and Marketing

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Sales and marketing	$23,047	$22,319	$728	3%	44%	53%

The $0.7 million increase in sales and marketing expenses was primarily attributable to a $0.7 million increase in personnel costs, a $0.5 million increase in allocated facility and overhead expenses and a $0.4 million increase in consulting costs. These increases were partially offset by a $1.1 million decrease in marketing expenses, largely driven by reduced clonoSEQ and corporate marketing activities.

General and Administrative

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
General and administrative	$17,399	$19,597	$(2,198)	(11)%	33%	47%

The $2.2 million decrease in general and administrative expenses was primarily attributable to a $2.2 million decrease in personnel costs, a $0.4 million decrease in computer and software expenses and a $0.4 million decrease in accounting and tax fees. These decreases were partially offset by a $0.6 million increase in legal fees.

Interest and Other Income, Net

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest and other income, net	$2,679	$4,222	$(1,543)	(37)%

The $1.5 million decrease in interest and other income, net was primarily attributable to a decrease in net interest income and investment amortization driven by decreased holdings of and interest rates pertaining to our cash, cash equivalents and marketable securities.

Interest Expense

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest expense	$(2,905)	$(2,993)	$88	(3)%

The $0.1 million decrease in interest expense was attributable to a change in our assumptions regarding the timeframe in which our Purchase Agreement will be fully repaid.

Segment Adjusted EBITDA

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
MRD Adjusted EBITDA(1)	$(4,111)	$(17,259)	$13,148	(76)%
Immune Medicine Adjusted EBITDA(1)	(5,446)	(6,927)	1,481	(21)

(1)Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation of how it is calculated and used by management. Adjusted EBITDA related to our unallocated corporate category is included in the calculation of consolidated Adjusted EBITDA but not shown above in the breakout of segment Adjusted EBITDA.

Adaptive Biotechnologies Corporation

The $13.1 million reduction in MRD Adjusted EBITDA deficit was primarily attributable to a $11.1 million increase in MRD revenue and a reduction in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA. The primary driver of the operating expense reduction relates to research and development activities.

The $1.5 million reduction in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a reduction in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA, partially offset by a $0.5 million reduction in Immune Medicine revenue. The primary driver of the operating expense reduction relates to research and development activities.

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

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Adaptive Biotechnologies Corporation	$(29,852)	$(47,507)
Interest and other income, net	(2,679)	(4,222)
Interest expense(1)	2,905	2,993
Depreciation and amortization expense	4,731	5,214
Restructuring expense(2)	—	1,044
Share-based compensation expense(3)	12,147	14,298
Adjusted EBITDA	$(12,748)	$(28,180)

(1) Represents costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. See Note 8, Revenue Interest Purchase Agreement of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on the Purchase Agreement.

Adaptive Biotechnologies Corporation

(2) Represents expenses recognized in conjunction with restructuring activities. See Note 12, Restructuring of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on our restructuring expense.

(3) Represents share-based compensation expense related to stock option, restricted stock unit and market-based restricted stock unit awards. See Note 11, Equity Incentive Plans of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through March 31, 2025, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of March 31, 2025, we had an accumulated deficit of $1.3 billion.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, and, to a lesser extent, revenue and proceeds from the Purchase Agreement. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $232.8 million.

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

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our commercial and marketing activities associated with clonoSEQ, our continued investments in streamlining our laboratory operations and our continued research and development initiatives related to drug discovery. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government treasury securities and corporate bonds.

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

Adaptive Biotechnologies Corporation

Contractual Obligations

In March 2025, we entered into a three-year, $17.5 million commitment for certain cloud services. There have been no other material changes outside the ordinary course of business to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

See Note 7, Leases and Note 8, Revenue Interest Purchase Agreement of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information regarding our contractual obligations relating to lease agreements and the Purchase Agreement, respectively.

Cash Flows

The following table summarizes our uses and sources of cash for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(28,484)	$(38,353)
Net cash provided by investing activities	25,573	44,509
Net cash provided by financing activities	5,451	44

Operating Activities

Net cash used in operating activities was primarily comprised of net loss, as adjusted for noncash items, and changes in operating assets and liabilities. Noncash adjustments consist primarily of share based compensation, depreciation and amortization and noncash lease expense.

Net cash used in operating activities was $28.5 million as compared to $38.4 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in net cash used in operating activities was primarily driven by an increase in customer collections.

Investing Activities

Net cash provided by investing activities was $25.6 million as compared to $44.5 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in net cash provided by investing activities was primarily due to a decrease in proceeds from maturities of marketable securities.

Financing Activities

Cash provided by financing activities was $5.5 million as compared to a nominal amount for the three months ended March 31, 2025 and 2024, respectively. This increase was due to an increase in proceeds from the exercise of stock options.

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

Adaptive Biotechnologies Corporation

Critical Accounting Policies and Estimates

We have prepared the unaudited condensed consolidated financial statements in accordance with GAAP. Our preparation of these unaudited condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses recorded during the periods presented. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas, including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, imputing interest for the Purchase Agreement, the provision for income taxes, including related reserves, the analysis of goodwill impairment and the recoverability and impairment of long-lived assets, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

While our significant accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025, as well as in Note 2, Significant Accounting Policies of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements:

•
revenue recognition;
•
imputing interest for the Purchase Agreement;
•
goodwill; and
•
recoverability and impairment of long-lived assets.

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of March 31, 2025, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in this report. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operations, product pipeline, operating results, financial condition or liquidity, and consequently, the value of our securities. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects. There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

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

Adaptive Biotechnologies Corporation

Date: May 1, 2025	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Kyle Piskel
Kyle Piskel
Chief Financial Officer (Principal Financial Officer)