Form 10-Q
period 2025-06-30
Adaptive Biotechnologies Corp
filed 2025-08-05
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 152,273,915 shares of common stock, $0.0001 par value per share, outstanding.

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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$43,163	$47,920
Short-term marketable securities (amortized cost of $154,672 and $174,186, respectively)	154,710	174,374
Accounts receivable, net	44,285	41,731
Inventory, net	8,403	8,440
Prepaid expenses and other current assets	11,295	11,287
Total current assets	261,856	283,752
Long-term assets
Property and equipment, net	41,055	48,616
Operating lease right-of-use assets	43,338	45,767
Long-term marketable securities (amortized cost of $24,065 and $33,682, respectively)	24,100	33,660
Restricted cash	2,720	2,897
Intangible assets, net	2,583	3,425
Goodwill	118,972	118,972
Other assets	2,013	2,287
Total assets	$496,637	$539,376
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$6,908	$7,265
Accrued liabilities	7,205	8,157
Accrued compensation and benefits	9,700	15,838
Current portion of operating lease liabilities	9,957	10,239
Current portion of deferred revenue	55,301	55,689
Current portion of revenue interest liability, net	3,070	865
Total current liabilities	92,141	98,053
Long-term liabilities
Operating lease liabilities, less current portion	74,413	79,148
Deferred revenue, less current portion	20,032	27,256
Revenue interest liability, net, less current portion	130,495	132,414
Other long-term liabilities	20	20
Total liabilities	317,101	336,891
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at June 30, 2025 and December 31, 2024; 152,234,772 and 147,773,744 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	15	14
Additional paid-in capital	1,538,919	1,506,353
Accumulated other comprehensive gain	73	166
Accumulated deficit	(1,359,290)	(1,303,824)
Total Adaptive Biotechnologies Corporation shareholders’ equity	179,717	202,709
Noncontrolling interest	(181)	(224)
Total shareholders’ equity	179,536	202,485
Total liabilities and shareholders’ equity	$496,637	$539,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$58,879	$43,190	$111,322	$85,063
Operating expenses
Cost of revenue	17,999	19,317	34,978	37,368
Research and development	24,134	25,353	48,337	55,598
Sales and marketing	23,573	20,314	46,620	42,633
General and administrative	17,786	17,895	35,185	37,492
Amortization of intangible assets	423	424	842	847
Impairment of long-lived assets	—	7,205	—	7,205
Total operating expenses	83,915	90,508	165,962	181,143
Loss from operations	(25,036)	(47,318)	(54,640)	(96,080)
Interest and other income, net	2,391	3,766	5,070	7,988
Interest expense	(2,948)	(2,696)	(5,853)	(5,689)
Net loss	(25,593)	(46,248)	(55,423)	(93,781)
Add: Net (income) loss attributable to noncontrolling interest	(21)	26	(43)	52
Net loss attributable to Adaptive Biotechnologies Corporation	$(25,614)	$(46,222)	$(55,466)	$(93,729)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.17)	$(0.31)	$(0.37)	$(0.64)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	152,082,284	147,414,095	150,646,632	146,600,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(25,593)	$(46,248)	$(55,423)	$(93,781)
Other comprehensive loss
Change in unrealized gains and losses on investments	(61)	(76)	(93)	(397)
Comprehensive loss	(25,654)	(46,324)	(55,516)	(94,178)
Add: Comprehensive (income) loss attributable to noncontrolling interest	(21)	26	(43)	52
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(25,675)	$(46,298)	$(55,559)	$(94,126)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive (Loss) Gain	Deficit	Interest	Shareholders’ Equity
Balance at March 31, 2024	147,368,324	$14	$1,466,844	$(106)	$(1,191,839)	$(147)	$274,766
Issuance of common stock for cash upon exercise of stock options	15,000	—	30	—	—	—	30
Vesting of restricted stock units, net	78,877	—	—	—	—	—	—
Share-based compensation expense	—	—	12,958	—	—	—	12,958
Other comprehensive loss	—	—	—	(76)	—	—	(76)
Net loss	—	—	—	—	(46,222)	(26)	(46,248)
Balance at June 30, 2024	147,462,201	$14	$1,479,832	$(182)	$(1,238,061)	$(173)	$241,430

Balance at March 31, 2025	151,916,722	$15	$1,523,950	$134	$(1,333,676)	$(202)	$190,221
Issuance of common stock for cash upon exercise of stock options	238,211	—	1,610	—	—	—	1,610
Vesting of restricted stock units	79,839	—	—	—	—	—	—
Share-based compensation expense	—	—	13,359	—	—	—	13,359
Other comprehensive loss	—	—	—	(61)	—	—	(61)
Net (loss) income	—	—	—	—	(25,614)	21	(25,593)
Balance at June 30, 2025	152,234,772	$15	$1,538,919	$73	$(1,359,290)	$(181)	$179,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2023	145,082,271	$14	$1,452,502	$215	$(1,144,332)	$(121)	$308,278
Issuance of common stock for cash upon exercise of stock options	45,900	—	74	—	—	—	74
Vesting of restricted stock units, net	2,334,030	—	—	—	—	—	—
Share-based compensation expense	—	—	27,256	—	—	—	27,256
Other comprehensive loss	—	—	—	(397)	—	—	(397)
Net loss	—	—	—	—	(93,729)	(52)	(93,781)
Balance at June 30, 2024	147,462,201	$14	$1,479,832	$(182)	$(1,238,061)	$(173)	$241,430

Balance at December 31, 2024	147,773,744	$14	$1,506,353	$166	$(1,303,824)	$(224)	$202,485
Issuance of common stock for cash upon exercise of stock options	1,120,704	1	7,060	—	—	—	7,061
Vesting of restricted stock units and market-based restricted stock units	3,340,324	—	—	—	—	—	—
Share-based compensation expense	—	—	25,506	—	—	—	25,506
Other comprehensive loss	—	—	—	(93)	—	—	(93)
Net (loss) income	—	—	—	—	(55,466)	43	(55,423)
Balance at June 30, 2025	152,234,772	$15	$1,538,919	$73	$(1,359,290)	$(181)	$179,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(55,423)	$(93,781)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	8,391	9,370
Noncash lease expense	2,642	2,712
Share-based compensation expense	25,506	27,256
Intangible assets amortization	842	847
Investment amortization	(1,708)	(4,742)
Impairment of long-lived assets	—	7,195
Inventory reserve	(46)	1,382
Noncash interest expense	287	1,422
Other	43	163
Changes in operating assets and liabilities
Accounts receivable, net	(2,566)	2,359
Inventory	359	293
Prepaid expenses and other current assets	(8)	522
Accounts payable and accrued liabilities	(6,396)	(3,534)
Operating lease right-of-use assets and liabilities	(5,230)	(4,785)
Deferred revenue	(7,612)	(2,354)
Other	5	19
Net cash used in operating activities	(40,914)	(55,656)
Investing activities
Purchases of property and equipment	(1,914)	(3,240)
Purchases of marketable securities	(101,792)	(136,199)
Proceeds from maturities of marketable securities	132,625	189,825
Net cash provided by investing activities	28,919	50,386
Financing activities
Proceeds from exercise of stock options	7,061	74
Net cash provided by financing activities	7,061	74
Net decrease in cash, cash equivalents and restricted cash	(4,934)	(5,196)
Cash, cash equivalents and restricted cash at beginning of year	50,817	67,996
Cash, cash equivalents and restricted cash at end of period	$45,883	$62,800
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$224	$315
Supplemental disclosure of cash flow information
Cash paid for interest	$4,995	$4,383

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

Restricted Cash

We had a restricted cash balance of $2.7 million and $2.9 million as of June 30, 2025 and December 31, 2024, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our facility leases.

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

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
MRD revenue
Service revenue	$44,438	$32,284	$83,659	$60,410
Regulatory milestone revenue	5,500	3,000	10,000	7,500
Total MRD revenue	49,938	35,284	93,659	67,910
Immune Medicine revenue
Service revenue	5,001	6,148	10,123	10,707
Collaboration revenue	3,940	1,758	7,540	6,446
Total Immune Medicine revenue	8,941	7,906	17,663	17,153
Total revenue	$58,879	$43,190	$111,322	$85,063

During the three months ended June 30, 2025 and 2024, we recognized $2.1 million and $1.5 million, respectively, in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote.

During the six months ended June 30, 2025 and 2024, we recognized $4.1 million and $2.8 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote.

As of June 30, 2025, we could receive up to an additional $406.5 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Genentech Collaboration Agreement

In December 2018, we entered into a worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”) to leverage our capability to develop cellular therapies in oncology. Subsequent to receipt of regulatory approval in January 2019, we received a non-refundable, upfront payment of $300.0 million in February 2019. We also received a $10.0 million milestone payment in 2023. We may be eligible to receive an additional $1.8 billion over time, including payments of up to $65.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones and up to $1,430.0 million upon the achievement of specified commercial milestones. In addition, we are separately able to receive tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of products arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors. Under the Genentech Agreement, we are pursuing two product development pathways for novel T cell therapeutic products in which Genentech intends to use T cell receptors (“TCRs”) screened by our immune medicine platform to engineer and manufacture cellular medicines:

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

We recognized $3.9 million and $1.8 million in Immune Medicine collaboration revenue during the three months ended June 30, 2025 and 2024, respectively, and $7.5 million and $6.4 million in Immune Medicine collaboration revenue during the six months ended June 30, 2025 and 2024, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

4. Deferred Revenue

Deferred revenue from the Genentech Agreement represents $15.1 million and $18.6 million of the current and non-current deferred revenue balances, respectively, on the unaudited condensed consolidated balance sheet as of June 30, 2025 and $15.9 million and $25.4 million of the current and non-current deferred revenue balances, respectively, on the condensed consolidated balance sheet as of December 31, 2024. We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately three to four years from June 30, 2025. This period of time represents an estimate of the research and development period to develop cellular therapies in oncology, which may be reduced or increased based on various research and development activities.

Changes in deferred revenue during the six months ended June 30, 2025 were as follows (in thousands):

Deferred revenue balance at December 31, 2024	$82,945
Additions to deferred revenue during the period	27,554
Revenue recognized during the period	(35,166)
Deferred revenue balance at June 30, 2025	$75,333

As of June 30, 2025, $22.5 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2024.

5. Fair Value Measurements

The following tables set forth the fair values of financial assets as of June 30, 2025 and December 31, 2024 that were measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$29,230	$—	$—	$29,230
Commercial paper	—	1,465	—	1,465
U.S. government treasury securities	—	149,461	—	149,461
Corporate bonds	—	27,884	—	27,884
Total financial assets	$29,230	$178,810	$—	$208,040

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

6. Investments

Available-for-sale investments consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$1,467	$—	$(2)	$1,465
U.S. government treasury securities	128,371	79	(54)	128,396
Corporate bonds	24,834	17	(2)	24,849
Total short-term marketable securities	$154,672	$96	$(58)	$154,710
Long-term marketable securities
U.S. government treasury securities	$21,038	$29	$(2)	$21,065
Corporate bonds	3,027	8	—	3,035
Total long-term marketable securities	$24,065	$37	$(2)	$24,100

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$2,476	$3	$—	$2,479
U.S. government treasury securities	153,353	211	(43)	153,521
Corporate bonds	18,357	19	(2)	18,374
Total short-term marketable securities	$174,186	$233	$(45)	$174,374
Long-term marketable securities
U.S. government treasury securities	$33,682	$27	$(49)	$33,660
Total long-term marketable securities	$33,682	$27	$(49)	$33,660

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.3 million was presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of June 30, 2025 and on the condensed consolidated balance sheet as of December 31, 2024.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of June 30, 2025 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$1,465	$(2)	$—	$—
U.S. government treasury securities	73,611	(56)	—	—
Corporate bonds	5,771	(2)	—	—
Total available-for-sale securities	$80,847	$(60)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of June 30, 2025, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of June 30, 2025 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

7. Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, South San Francisco, California and Bothell, Washington. During the three months ended June 30, 2024, we vacated certain leased space in South San Francisco, California and incurred a related impairment charge. See Note 12, Restructurings for more information. As of June 30, 2025, we were not party to any finance leases.

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance on the unaudited condensed consolidated balance sheet as of June 30, 2025 (in thousands):

2025 (excluding the six months ended June 30, 2025)	$7,093
2026	12,330
2027	11,944
2028	12,282
2029	12,630
Thereafter	44,332
Total undiscounted lease payments	100,611
Less: Imputed interest	(16,241)
Total operating lease liabilities	84,370
Less: Current portion	(9,957)
Operating lease liabilities, less current portion	$74,413

During the six months ended June 30, 2025 and 2024, cash paid for amounts included in the measurement of lease liabilities was $7.2 million and $7.0 million, respectively.

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

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period. The calculated effective interest rate as of June 30, 2025 was 8.9%.

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

The following table sets forth the revenue interest liability, net activity during the six months ended June 30, 2025 (in thousands):

Revenue interest liability, net at December 31, 2024	$133,279
Interest expense	2,905
Revenue interest payable	(2,623)
Revenue interest liability, net at March 31, 2025	133,561
Interest expense	2,948
Revenue interest payable	(2,944)
Revenue interest liability, net at June 30, 2025	$133,565

Revenue interest payable of $2.9 million and $2.4 million was included within the accounts payable balance on the unaudited condensed consolidated balance sheet as of June 30, 2025 and on the condensed consolidated balance sheet as of December 31, 2024, respectively.

9. Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of June 30, 2025.

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

Our board of directors determined not to increase the 2019 Plan and ESPP reserves in 2025.

As of June 30, 2025, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	11,393,433
Shares issuable upon the vesting of outstanding restricted stock units and performance-based restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	17,080,669
Shares available for future grant under the 2019 Equity Incentive Plan	11,384,445
Shares available for future grant under the Employee Stock Purchase Plan	5,686,170
Total shares of common stock reserved for future issuance	45,544,717

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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain awards granted to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of June 30, 2025, we had 36,324,901 shares of common stock authorized for issuance under the 2019 Plan.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Changes in shares available for grant during the six months ended June 30, 2025 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2024	18,018,312
Stock options, restricted stock units and performance-based restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(8,031,976)
Stock options, restricted stock units and market-based restricted stock units forfeited or expired	1,398,109
Shares available for grant at June 30, 2025	11,384,445

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the six months ended June 30, 2025 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2024	12,295,297	$15.11
Stock options granted	759,724	8.12
Stock options forfeited	(203,886)	8.77
Stock options expired	(336,998)	21.51
Stock options exercised	(1,120,704)	6.30
Stock options outstanding at June 30, 2025	11,393,433	$15.43	$29,364
Stock options vested and exercisable at June 30, 2025	9,385,784	$16.93	$22,055

The weighted-average remaining contractual life for stock options outstanding as of June 30, 2025 was 5.5 years. The weighted-average remaining contractual life for stock options vested and exercisable as of June 30, 2025 was 4.9 years.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the six months ended June 30, 2025 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2024	10,174,852	$7.20
Restricted stock units granted	5,127,276	8.13
Restricted stock units forfeited	(610,108)	7.62
Restricted stock units vested	(3,093,207)	8.29
Nonvested restricted stock units outstanding at June 30, 2025	11,598,813	$7.30

Performance-Based Restricted Stock Units

In addition to the restricted stock units described above, one of our executive officers was granted an award of 124,976 shares of performance-based restricted stock units during the six months ended June 30, 2025. The shares will vest and be issued only if a certain financial metric is achieved for fiscal year 2025 and if the service conditions are met. If the performance condition is achieved, the shares will vest in three annual installments, subject to the grantee's continuous service through the respective vest dates.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Market-based restricted stock unit activity under the 2019 Plan during the six months ended June 30, 2025 was as follows:

	Maximum Market-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested maximum market-based restricted stock units outstanding at December 31, 2024	3,831,114	$10.80
Maximum market-based restricted stock units granted	2,020,000	13.50
Portion of maximum market-based restricted stock units that was not earned and vested at the end of the performance period, and therefore forfeited	(247,117)	18.89
Market-based restricted stock units vested	(247,117)	18.89
Nonvested maximum market-based restricted stock units outstanding at June 30, 2025	5,356,880	$11.07

Grant Date Fair Value of Stock Options, Restricted Stock Units, Performance-Based Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the six months ended June 30, 2025 and 2024 were estimated using the Black-Scholes option-pricing model with the following assumptions:

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

The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2025 and 2024 was $5.50 and $2.70, respectively.

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2025 and 2024 was $8.13 and $3.99, respectively.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The weighted-average grant date fair value per share of the performance-based restricted stock units granted during the six months ended June 30, 2025 was $7.28 and was based on the closing price of our common stock on the date of grant, as reported on The Nasdaq Global Select market. Expense will be recognized ratably over the requisite service period only if achievement of the performance condition is deemed to be probable. Any compensation cost recognized will be reversed if achievement of the performance condition is deemed not probable or if the performance condition is not met. Probability of achievement will be assessed periodically. If the performance condition is met and the grantee ceases to provide continued service through any of the applicable vesting dates for reasons other than those expressly provided in the terms of the respective award, compensation cost recognized for unvested shares will be reversed in the period in which service ceased.

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the six months ended June 30, 2025 and 2024 was $13.50 and $6.49, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. The aggregate share-based compensation expense of the market-based restricted stock units granted during the six months ended June 30, 2025 and 2024 was $13.6 million and $7.2 million, respectively. Aggregate share-based compensation expense is calculated based on the target payout level of shares granted and is recognized on a straight-line basis over the respective grants' performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense is reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

The compensation cost related to stock options, restricted stock units, performance-based restricted stock units and market-based restricted stock units for the three and six months ended June 30, 2025 and 2024, respectively, are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1,010	$1,011	$1,889	$1,917
Research and development	4,276	4,170	8,334	8,854
Sales and marketing	3,508	3,177	6,652	6,190
General and administrative	4,565	4,600	8,631	10,295
Total share-based compensation expense	$13,359	$12,958	$25,506	$27,256

As of June 30, 2025, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$10,373	2.03
Nonvested restricted stock units	72,339	2.79
Nonvested market-based restricted stock units	17,859	2.24

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the three months ended June 30, 2024, we implemented additional restructuring initiatives which impacted certain planned software enhancements and resulted in the consolidation of certain research and development workflows. The impacted software enhancements were primarily associated with our laboratory information management systems. As part of these restructurings, we had long-lived assets that were no longer being utilized and we vacated certain leased space in South San Francisco, California. As such, we assessed the related assets for impairment by first comparing their carrying amounts to the future net undiscounted cash flows projected to be generated over their remaining lease terms or depreciable lives, as applicable. The carrying amounts were all found to be unrecoverable, thus we assessed the fair values of the assets. The extent to which the carrying amounts of the assets exceed their fair values represents the impairment costs to be recognized. As a result of our assessments, we recognized $7.2 million of impairment charges. Of the $7.2 million charges recognized, $1.1 million and $3.3 million related to the right-of-use asset and related long-lived assets (namely laboratory equipment and leasehold improvements), respectively, associated with certain of our leased space in South San Francisco, California. The remaining $2.8 million recognized related to the impairment of long-lived assets associated with our halted software enhancements. We also incurred an additional $0.7 million in restructuring costs primarily related to one-time termination benefits and ongoing benefit arrangements, $0.6 million of which were paid as of June 30, 2024.

In total, we recognized restructuring costs of $8.9 million during the six months ended June 30, 2024. The activities related to these restructurings were primarily completed as of June 30, 2024.

13. Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to our common shareholders for the three and six months ended June 30, 2025 and 2024, respectively (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to Adaptive Biotechnologies Corporation	$(25,614)	$(46,222)	$(55,466)	$(93,729)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	152,082,284	147,414,095	150,646,632	146,600,811
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.17)	$(0.31)	$(0.37)	$(0.64)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share attributable to our common shareholders for the three and six months ended June 30, 2025 and 2024, respectively, as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options outstanding	11,622,872	13,055,050	11,794,753	13,070,461
Nonvested restricted stock units outstanding	11,722,493	11,174,598	11,163,655	10,757,897
Nonvested performance-based restricted stock units outstanding	124,976	—	75,262	—
Maximum nonvested market-based restricted stock units outstanding eligible to be earned	5,356,880	3,771,579	4,836,972	3,159,668
Total	28,827,221	28,001,227	27,870,642	26,988,026

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following tables set forth our segment information, including significant segment expenses that are (or are easily computable from) information regularly provided to our CODM, for the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	MRD	Immune Medicine	Total	MRD	Immune Medicine	Total
Revenue	$49,938	$8,941	$58,879	$35,284	$7,906	$43,190
Less:
Cost of revenue	16,535	*	16,535	16,863	*	16,863
Research and development	8,498	15,636	24,134	10,045	15,308	25,353
Sales and marketing	21,954	*	21,954	18,658	*	18,658
General and administrative	10,131	*	10,131	9,976	*	9,976
Other segment items(1)	—	5,660	5,660	2,819	10,826	13,645
Add back:
Items to reconcile net loss to Adjusted EBITDA(2)	9,092	6,286	15,378	11,788	11,195	22,983
Adjusted EBITDA(2)	1,912	(6,069)	(4,157)	(11,289)	(7,033)	(18,322)
Items to reconcile to consolidated net loss:
Share-based compensation expense(3)			(11,307)			(10,527)
Restructuring expense(4)			—			(680)
Impairment of long-lived assets(4)			—			(7,205)
Depreciation and amortization expense			(4,071)			(4,571)
Other unallocated items(5)			(6,058)			(4,943)
Net loss			$(25,593)			$(46,248)
*Non-significant segment expenses for Immune Medicine.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	MRD	Immune Medicine	Total	MRD	Immune Medicine	Total
Revenue	$93,659	$17,663	$111,322	$67,910	$17,153	$85,063
Less:
Cost of revenue	32,420	*	32,420	32,784	*	32,784
Research and development	17,657	30,680	48,337	22,969	32,629	55,598
Sales and marketing	43,367	*	43,367	39,043	*	39,043
General and administrative	19,633	*	19,633	20,632	*	20,632
Other segment items(1)	—	10,819	10,819	2,819	17,345	20,164
Add back:
Items to reconcile net loss to Adjusted EBITDA(2)	17,219	12,321	29,540	21,789	18,861	40,650
Adjusted EBITDA(2)	(2,199)	(11,515)	(13,714)	(28,548)	(13,960)	(42,508)
Items to reconcile to consolidated net loss:
Share-based compensation expense(3)			(21,164)			(22,367)
Restructuring expense(4)			—			(1,724)
Impairment of long-lived assets(4)			—			(7,205)
Depreciation and amortization expense			(8,376)			(9,354)
Other unallocated items(5)			(12,169)			(10,623)
Net loss			$(55,423)			$(93,781)
*Non-significant segment expenses for Immune Medicine.

(1) For the MRD segment, includes MRD expenses related to the impairment of long-lived assets. For the Immune Medicine segment, includes all Immune Medicine operating expenses, other than research and development expenses.

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

(4) Represents expenses recognized in conjunction with restructuring activities. See Note 12, Restructurings for details on our restructuring expense.

(5) Represents unallocated expenses and income not included in the measurements reviewed by the CODM to assess each segment's performance.

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

Our current product and service offerings in MRD related to the MRD market are our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ or MRD assay, offered to biopharmaceutical partners to advance drug development efforts. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration for the detection and monitoring of MRD in patients with multiple myeloma, B cell acute lymphoblastic leukemia and chronic lymphocytic leukemia, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers, including diffuse large B-cell lymphoma and mantle cell lymphoma (“MCL”). In the fourth quarter of 2024, we obtained Medicare coverage for MCL and initiated promotional efforts in MCL. We also obtained a new Medicare Clinical Laboratory Fee Schedule rate of $2,007 per test for clonoSEQ and MolDX updated the clonoSEQ episode pricing to $8,029 for all covered indications. This represents a 17% increase from the previous episode price and the previous implied per test rate under the episode structure. In April 2025, Palmetto GBA expanded coverage of clonoSEQ to include single time point testing to monitor for recurrence in patients with a history of MCL. This expanded coverage is in addition to the existing Medicare episode payment structure for clonoSEQ. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners and payors. In an effort to enable easier test ordering, we have worked to integrate the clonoSEQ clinical diagnostic test via Epic System Corporation's comprehensive electronic medical record system into the records systems of numerous accounts, and continue to make more progress.

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

We recognized revenue of $58.9 million and $43.2 million for the three months ended June 30, 2025 and 2024, respectively, and $111.3 million and $85.1 million for the six months ended June 30, 2025 and 2024, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $25.6 million and $46.2 million for the three months ended June 30, 2025 and 2024, respectively, and $55.5 million and $93.7 million for the six months ended June 30, 2025 and 2024, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering and follow-on offering, and, to a lesser extent, revenue and proceeds from the revenue interest purchase agreement we entered into in September 2022 (the “Purchase Agreement”). As of June 30, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $222.0 million and $256.0 million, respectively.

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

We expect research and development expenses to remain relatively consistent in the short term and to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts.

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

Adaptive Biotechnologies Corporation

Impairment of Long-Lived Assets Expenses

Impairment of long-lived assets expenses include our impairment charges for certain leased space, related long-lived assets (including leasehold improvements and laboratory equipment) and long-lived assets associated with our halted software enhancements. See Note 7, Leases and Note 12, Restructurings of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details regarding our impairment assessments and considerations.

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

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statements of Operations Data:
Revenue	$58,879	$43,190	$111,322	$85,063
Operating expenses
Cost of revenue	17,999	19,317	34,978	37,368
Research and development	24,134	25,353	48,337	55,598
Sales and marketing	23,573	20,314	46,620	42,633
General and administrative	17,786	17,895	35,185	37,492
Amortization of intangible assets	423	424	842	847
Impairment of long-lived assets	—	7,205	—	7,205
Total operating expenses	83,915	90,508	165,962	181,143
Loss from operations	(25,036)	(47,318)	(54,640)	(96,080)
Interest and other income, net	2,391	3,766	5,070	7,988
Interest expense	(2,948)	(2,696)	(5,853)	(5,689)
Net loss	(25,593)	(46,248)	(55,423)	(93,781)
Add: Net (income) loss attributable to noncontrolling interest	(21)	26	(43)	52
Net loss attributable to Adaptive Biotechnologies Corporation	$(25,614)	$(46,222)	$(55,466)	$(93,729)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.17)	$(0.31)	$(0.37)	$(0.64)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	152,082,284	147,414,095	150,646,632	146,600,811
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(7,196)	$(21,446)	$(19,944)	$(49,626)

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

Adaptive Biotechnologies Corporation

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
MRD revenue
Service revenue	$44,438	$32,284	$12,154	38%
Regulatory milestone revenue	5,500	3,000	2,500	83
Total MRD revenue	49,938	35,284	14,654	42	85%	82%
Immune Medicine revenue
Service revenue	5,001	6,148	(1,147)	(19)
Collaboration revenue	3,940	1,758	2,182	124
Total Immune Medicine revenue	8,941	7,906	1,035	13	15%	18%
Total revenue	$58,879	$43,190	$15,689	36	100%	100%

The $14.7 million increase in MRD revenue was primarily due to a $12.0 million increase in revenue generated from providing clonoSEQ to clinical customers, a $2.5 million increase in revenue recognized upon the achievement of regulatory milestones by certain of our biopharmaceutical customers and a $0.4 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. These increases were partially offset by a $0.3 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 37% to 25,321 tests delivered in the three months ended June 30, 2025 from 18,520 tests delivered in the three months ended June 30, 2024.

The $1.0 million increase in Immune Medicine revenue was primarily due to a $2.1 million increase in revenue generated from the Genentech Agreement, partially offset by a $1.1 million decrease in revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Cost of revenue	$17,999	$19,317	$(1,318)	(7)%	31%	45%

The $1.3 million decrease in cost of revenue was primarily attributable to a $1.4 million decrease in cost of materials due primarily to reductions in inventory reserve expense and assay costs, as well as a $1.3 million decrease in overhead costs, which was largely driven by a reduction in laboratory relocation and consolidation activities. These decreases were partially offset by a $0.7 million increase in materials cost resulting from increased revenue sample volume, a $0.3 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples and a $0.2 million increase in shipping and handling expenses.

Research and Development

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Research and development	$24,134	$25,353	$(1,219)	(5)%	41%	59%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Research and development materials and allocated production laboratory expenses	$4,058	$3,416	$642
Personnel expenses	14,281	15,706	(1,425)
Allocable facilities and information technology expenses	1,799	2,717	(918)
Software and cloud services expenses	1,365	1,153	212
Depreciation and other expenses	2,631	2,361	270
Total	$24,134	$25,353	$(1,219)

Adaptive Biotechnologies Corporation

The $1.2 million decrease in research and development expenses was primarily attributable to a $1.4 million decrease in personnel costs and a $0.9 million decrease in allocable facility expenses. These decreases were partially offset by a $0.6 million increase in laboratory materials and allocated production laboratory expenses, which was driven primarily by increased investments in drug discovery efforts.

Sales and Marketing

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Sales and marketing	$23,573	$20,314	$3,259	16%	40%	47%

The $3.3 million increase in sales and marketing expenses was primarily attributable to a $1.6 million increase in personnel costs, a $0.4 million increase in consulting costs and a $0.4 million increase in computer and software expenses. There was also a $0.3 million increase in allocated facility and overhead expenses and a $0.3 million increase in marketing expenses, largely driven by increased clonoSEQ marketing activities.

General and Administrative

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
General and administrative	$17,786	$17,895	$(109)	(1)%	30%	41%

The $0.1 million decrease in general and administrative expenses was primarily attributable to a $0.3 million decrease in building, facility and depreciation related expenses and a $0.3 million decrease in personnel costs. These decreases were partially offset by a $0.4 million increase in third-party billing service fees.

Impairment of Long-Lived Assets

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Impairment of long-lived assets	$—	$7,205	$(7,205)	(100)%	0%	17%

The $7.2 million decrease in impairment of long-lived assets expenses was attributable to the impairment of certain long-lived assets and our decision to vacate certain leased space as a result of various restructuring activities in 2024.

Interest and Other Income, Net

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest and other income, net	$2,391	$3,766	$(1,375)	(37)%

The $1.4 million decrease in interest and other income, net was primarily attributable to a decrease in net interest income and investment amortization driven by decreased holdings of and interest rates pertaining to our cash, cash equivalents and marketable securities.

Interest Expense

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest expense	$(2,948)	$(2,696)	$(252)	9%

The $0.3 million increase in interest expense was attributable to a change in our assumptions regarding the timeframe in which our Purchase Agreement will be fully repaid.

Adaptive Biotechnologies Corporation

Segment Adjusted EBITDA

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%
MRD Adjusted EBITDA(1)	$1,912	$(11,289)	$13,201	(117)%
Immune Medicine Adjusted EBITDA(1)	(6,069)	(7,033)	964	(14)

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation of how it is calculated and used by management. Adjusted EBITDA related to our unallocated corporate category is included in the calculation of consolidated Adjusted EBITDA but not shown above in the breakout of segment Adjusted EBITDA.

The $13.2 million increase in MRD Adjusted EBITDA was primarily attributable to a $14.7 million increase in MRD revenue, partially offset by an increase in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA. The increase in these operating expenses relates primarily to sales and marketing activities.

The $1.0 million reduction in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a $1.0 million increase in Immune Medicine revenue, which was driven largely by revenue generated from the Genentech Agreement.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
MRD revenue
Service revenue	$83,659	$60,410	$23,249	38%
Regulatory milestone revenue	10,000	7,500	2,500	33
Total MRD revenue	93,659	67,910	25,749	38	84%	80%
Immune Medicine revenue
Service revenue	10,123	10,707	(584)	(5)
Collaboration revenue	7,540	6,446	1,094	17
Total Immune Medicine revenue	17,663	17,153	510	3	16%	20%
Total revenue	$111,322	$85,063	$26,259	31	100%	100%

The $25.7 million increase in MRD revenue was primarily due to a $21.9 million increase in revenue generated from providing clonoSEQ to clinical customers, a $2.5 million increase in revenue recognized upon the achievement of regulatory milestones by certain of our biopharmaceutical customers and a $1.4 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. Our clonoSEQ test volume increased by 36% to 48,438 tests delivered in the six months ended June 30, 2025 from 35,560 tests delivered in the six months ended June 30, 2024.

The $0.5 million increase in Immune Medicine revenue was primarily due to a $1.1 million increase in revenue generated from the Genentech Agreement, partially offset by a $0.6 million decrease in revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Cost of revenue	$34,978	$37,368	$(2,390)	(6)%	31%	44%

The $2.4 million decrease in cost of revenue was primarily attributable to a $2.6 million decrease in labor and overhead costs, which was largely driven by reduced headcount and a reduction in laboratory relocation and consolidation activities, as well as a $2.6 million decrease in cost of materials due primarily to reductions in inventory reserve expense and assay costs. These decreases were partially offset by a $1.2 million increase in materials cost resulting from increased revenue sample volume, a $0.9 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples and a $0.5 million increase in shipping and handling expenses.

Adaptive Biotechnologies Corporation

Research and Development

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Research and development	$48,337	$55,598	$(7,261)	(13)%	43%	65%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Research and development materials and allocated production laboratory expenses	$7,702	$8,405	$(703)
Personnel expenses	28,865	34,529	(5,664)
Allocable facilities and information technology expenses	3,744	5,547	(1,803)
Software and cloud services expenses	2,687	2,442	245
Depreciation and other expenses	5,339	4,675	664
Total	$48,337	$55,598	$(7,261)

The $7.3 million decrease in research and development expenses was primarily attributable to a $5.7 million decrease in personnel costs, a $1.8 million decrease in allocable facility expenses and a $0.7 million decrease in laboratory materials and allocated production laboratory expenses, which was driven primarily by decreased investments in drug discovery efforts. These decreases were partially offset by a $0.7 million increase in depreciation and other expenses.

Sales and Marketing

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Sales and marketing	$46,620	$42,633	$3,987	9%	42%	50%

The $4.0 million increase in sales and marketing expenses was primarily attributable to a $2.2 million increase in personnel costs, a $0.9 million increase in consulting costs, a $0.8 million increase in allocated facility and overhead expenses and a $0.6 million increase in computer and software expenses. These increases were partially offset by a $0.8 million decrease in marketing expenses, driven largely by reduced clonoSEQ and corporate marketing activities.

General and Administrative

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
General and administrative	$35,185	$37,492	$(2,307)	(6)%	32%	44%

The $2.3 million decrease in general and administrative expenses was primarily attributable to a $2.4 million decrease in personnel costs, a $0.5 million decrease in building, facility and depreciation related expenses, which was driven by office space transitions made to support laboratory consolidation activities, a $0.5 million decrease in accounting and tax fees and a $0.5 million decrease in computer and software expenses. These decreases were partially offset by a $0.7 million increase in legal fees, a $0.5 million increase in third-party billing service fees and a $0.3 million increase in consultant costs.

Impairment of Long-Lived Assets

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Impairment of long-lived assets	$—	$7,205	$(7,205)	(100)%	0%	8%

The $7.2 million decrease in impairment of long-lived assets expenses was attributable to the impairment of certain long-lived assets and our decision to vacate certain leased space as a result of various restructuring activities in 2024.

Adaptive Biotechnologies Corporation

Interest and Other Income, Net

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest and other income, net	$5,070	$7,988	$(2,918)	(37)%

The $2.9 million decrease in interest and other income, net was primarily attributable to a decrease in net interest income and investment amortization driven by decreased holdings of and interest rates pertaining to our cash, cash equivalents and marketable securities.

Interest Expense

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest expense	$(5,853)	$(5,689)	$(164)	3%

The $0.2 million increase in interest expense was attributable to a change in our assumptions regarding the timeframe in which our Purchase Agreement will be fully repaid.

Segment Adjusted EBITDA

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%
MRD Adjusted EBITDA(1)	$(2,199)	$(28,548)	$26,349	(92)%
Immune Medicine Adjusted EBITDA(1)	(11,515)	(13,960)	2,445	(18)

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation of how it is calculated and used by management. Adjusted EBITDA related to our unallocated corporate category is included in the calculation of consolidated Adjusted EBITDA but not shown above in the breakout of segment Adjusted EBITDA.

The $26.3 million reduction in MRD Adjusted EBITDA deficit was primarily attributable to a $25.7 million increase in MRD revenue and a reduction in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA. The primary driver of the operating expense reduction relates to research and development activities.

The $2.4 million reduction in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a reduction in operating expenses, excluding those identified as reconciling items between net loss and adjusted EBITDA, and a $0.5 million increase in Immune Medicine revenue. The primary drivers of the operating expense reduction relate to cost of revenue and research and development activities.

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

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to Adaptive Biotechnologies Corporation	$(25,614)	$(46,222)	$(55,466)	$(93,729)
Interest and other income, net	(2,391)	(3,766)	(5,070)	(7,988)
Interest expense(1)	2,948	2,696	5,853	5,689
Depreciation and amortization expense	4,502	5,003	9,233	10,217
Impairment of long-lived assets(2)	—	7,205	—	7,205
Restructuring expense(2)	—	680	—	1,724
Share-based compensation expense(3)	13,359	12,958	25,506	27,256
Adjusted EBITDA	$(7,196)	$(21,446)	$(19,944)	$(49,626)

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

Liquidity and Capital Resources

We have incurred losses since inception and have incurred negative cash flows from operations since inception through June 30, 2025, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of June 30, 2025, we had an accumulated deficit of $1.4 billion.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, and, to a lesser extent, revenue and proceeds from the Purchase Agreement. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $222.0 million.

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

Cash Flows

The following table summarizes our uses and sources of cash for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(40,914)	$(55,656)
Net cash provided by investing activities	28,919	50,386
Net cash provided by financing activities	7,061	74

Operating Activities

Net cash used in operating activities was primarily comprised of net loss, as adjusted for noncash items, and changes in operating assets and liabilities. Noncash adjustments consist primarily of share-based compensation, depreciation and amortization and noncash lease expense.

Net cash used in operating activities was $40.9 million as compared to $55.7 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in net cash used in operating activities was primarily driven by an increase in customer collections.

Investing Activities

Net cash provided by investing activities was $28.9 million as compared to $50.4 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in net cash provided by investing activities was primarily due to a decrease in proceeds from maturities of marketable securities, partially offset by an increase in purchases of marketable securities.

Financing Activities

Cash provided by financing activities was $7.1 million as compared to a nominal amount for the six months ended June 30, 2025 and 2024, respectively. The increase in net cash provided by financing activities was due to an increase in proceeds from the exercise of stock options.

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

Adaptive Biotechnologies Corporation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of June 30, 2025, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Adaptive Biotechnologies Corporation

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report
3.1	Amended and Restated Articles of Incorporation	8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws	8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019	S-1	333-231838	4.1	5/30/2019
10.10*	Non-Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)					X

* Management contract or compensation plan or arrangement.

Adaptive Biotechnologies Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adaptive Biotechnologies Corporation

Date: August 5, 2025	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Kyle Piskel
Kyle Piskel
Chief Financial Officer (Principal Financial Officer)