Form 10-Q
period 2025-09-30
Adaptive Biotechnologies Corp
filed 2025-11-05
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 152,665,188 shares of common stock, $0.0001 par value per share, outstanding.

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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$55,034	$47,920
Short-term marketable securities (amortized cost of $157,524 and $174,186, respectively)	157,735	174,374
Accounts receivable, net	44,821	41,731
Inventory, net	9,933	8,440
Prepaid expenses and other current assets	13,912	11,287
Total current assets	281,435	283,752
Long-term assets
Property and equipment, net	37,498	48,616
Operating lease right-of-use assets	41,988	45,767
Long-term marketable securities (amortized cost of $4,037 and $33,682, respectively)	4,037	33,660
Restricted cash	2,689	2,897
Intangible assets, net	2,155	3,425
Goodwill	118,972	118,972
Other assets	1,836	2,287
Total assets	$490,610	$539,376
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$10,267	$7,265
Accrued liabilities	7,205	8,157
Accrued compensation and benefits	12,681	15,838
Current portion of operating lease liabilities	9,442	10,239
Current portion of deferred revenue	41,337	55,689
Current portion of revenue interest liability, net	2,429	865
Total current liabilities	83,361	98,053
Long-term liabilities
Operating lease liabilities, less current portion	72,361	79,148
Deferred revenue, less current portion	1,206	27,256
Revenue interest liability, net, less current portion	129,409	132,414
Other long-term liabilities	20	20
Total liabilities	286,357	336,891
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at September 30, 2025 and December 31, 2024; 152,581,042 and 147,773,744 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	15	14
Additional paid-in capital	1,553,953	1,506,353
Accumulated other comprehensive gain	211	166
Accumulated deficit	(1,349,744)	(1,303,824)
Total Adaptive Biotechnologies Corporation shareholders’ equity	204,435	202,709
Noncontrolling interest	(182)	(224)
Total shareholders’ equity	204,253	202,485
Total liabilities and shareholders’ equity	$490,610	$539,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$93,973	$46,435	$205,295	$131,498
Operating expenses
Cost of revenue	18,157	16,667	53,135	54,035
Research and development	23,669	24,163	72,006	79,761
Sales and marketing	23,470	20,551	70,090	63,184
General and administrative	17,959	17,258	53,144	54,750
Amortization of intangible assets	428	428	1,270	1,275
Impairment of long-lived assets	—	—	—	7,205
Total operating expenses	83,683	79,067	249,645	260,210
Income (loss) from operations	10,290	(32,632)	(44,350)	(128,712)
Interest and other income, net	2,226	3,474	7,296	11,462
Interest expense	(2,971)	(2,939)	(8,824)	(8,628)
Net income (loss)	9,545	(32,097)	(45,878)	(125,878)
Add: Net loss (income) attributable to noncontrolling interest	1	26	(42)	78
Net income (loss) attributable to Adaptive Biotechnologies Corporation	$9,546	$(32,071)	$(45,920)	$(125,800)
Net income (loss) per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$0.06	$(0.22)	$(0.30)	$(0.86)
Weighted-average shares used in computing net income (loss) per share attributable to Adaptive Biotechnologies Corporation common shareholders
Basic	152,432,307	147,516,398	151,248,398	146,908,234
Diluted	163,162,107	147,516,398	151,248,398	146,908,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$9,545	$(32,097)	$(45,878)	$(125,878)
Other comprehensive income
Change in unrealized gains and losses on investments	138	679	45	282
Comprehensive income (loss)	9,683	(31,418)	(45,833)	(125,596)
Add: Comprehensive loss (income) attributable to noncontrolling interest	1	26	(42)	78
Comprehensive income (loss) attributable to Adaptive Biotechnologies Corporation	$9,684	$(31,392)	$(45,875)	$(125,518)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive (Loss) Gain	Deficit	Interest	Shareholders’ Equity
Balance at June 30, 2024	147,462,201	$14	$1,479,832	$(182)	$(1,238,061)	$(173)	$241,430
Issuance of common stock for cash upon exercise of stock options	20,000	—	40	—	—	—	40
Vesting of restricted stock units	79,385	—	—	—	—	—	—
Share-based compensation expense	—	—	13,522	—	—	—	13,522
Other comprehensive income	—	—	—	679	—	—	679
Net loss	—	—	—	—	(32,071)	(26)	(32,097)
Balance at September 30, 2024	147,561,586	$14	$1,493,394	$497	$(1,270,132)	$(199)	$223,574

Balance at June 30, 2025	152,234,772	$15	$1,538,919	$73	$(1,359,290)	$(181)	$179,536
Issuance of common stock for cash upon exercise of stock options	273,428	—	1,777	—	—	—	1,777
Vesting of restricted stock units	72,842	—	—	—	—	—	—
Share-based compensation expense	—	—	13,257	—	—	—	13,257
Other comprehensive income	—	—	—	138	—	—	138
Net income (loss)	—	—	—	—	9,546	(1)	9,545
Balance at September 30, 2025	152,581,042	$15	$1,553,953	$211	$(1,349,744)	$(182)	$204,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2023	145,082,271	$14	$1,452,502	$215	$(1,144,332)	$(121)	$308,278
Issuance of common stock for cash upon exercise of stock options	65,900	—	114	—	—	—	114
Vesting of restricted stock units, net	2,413,415	—	—	—	—	—	—
Share-based compensation expense	—	—	40,778	—	—	—	40,778
Other comprehensive income	—	—	—	282	—	—	282
Net loss	—	—	—	—	(125,800)	(78)	(125,878)
Balance at September 30, 2024	147,561,586	$14	$1,493,394	$497	$(1,270,132)	$(199)	$223,574

Balance at December 31, 2024	147,773,744	$14	$1,506,353	$166	$(1,303,824)	$(224)	$202,485
Issuance of common stock for cash upon exercise of stock options	1,394,132	1	8,837	—	—	—	8,838
Vesting of restricted stock units and market-based restricted stock units	3,413,166	—	—	—	—	—	—
Share-based compensation expense	—	—	38,763	—	—	—	38,763
Other comprehensive income	—	—	—	45	—	—	45
Net (loss) income	—	—	—	—	(45,920)	42	(45,878)
Balance at September 30, 2025	152,581,042	$15	$1,553,953	$211	$(1,349,744)	$(182)	$204,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(45,878)	$(125,878)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	12,368	13,533
Noncash lease expense	3,992	3,985
Share-based compensation expense	38,763	40,778
Intangible assets amortization	1,270	1,275
Investment amortization	(2,224)	(6,750)
Impairment of long-lived assets	—	7,205
Inventory reserve	(52)	1,446
Noncash interest expense	(1,441)	2,039
Other	477	153
Changes in operating assets and liabilities
Accounts receivable, net	(3,102)	(2,845)
Inventory	(988)	1,990
Prepaid expenses and other current assets	(2,532)	(877)
Accounts payable and accrued liabilities	(500)	(3,593)
Operating lease right-of-use assets and liabilities	(7,797)	(6,418)
Deferred revenue	(40,402)	(8,786)
Other	5	22
Net cash used in operating activities	(48,041)	(82,721)
Investing activities
Purchases of property and equipment	(2,323)	(3,584)
Purchases of marketable securities	(134,983)	(199,458)
Proceeds from maturities of marketable securities	183,508	258,715
Net cash provided by investing activities	46,202	55,673
Financing activities
Proceeds from exercise of stock options	8,745	114
Net cash provided by financing activities	8,745	114
Net increase (decrease) in cash, cash equivalents and restricted cash	6,906	(26,934)
Cash, cash equivalents and restricted cash at beginning of year	50,817	67,996
Cash, cash equivalents and restricted cash at end of period	$57,723	$41,062
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$668	$29
Supplemental disclosure of cash flow information
Cash paid for interest	$7,939	$6,542

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

Restricted Cash

We had a restricted cash balance of $2.7 million and $2.9 million as of September 30, 2025 and December 31, 2024, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for some of our facility leases.

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

We derive revenue by providing diagnostic and research services in our Minimal Residual Disease (“MRD”) and Immune Medicine business areas. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing, to biopharmaceutical customers and academic institutions; and (2) our former collaboration with Genentech, Inc. (“Genentech”) under the worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”).

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

Regarding our clonoSEQ coverage under Medicare, we bill an episode of treatment when we deliver the first eligible test report. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue recognition commences at the time the initial billable test report is delivered and is based upon cumulative tests delivered to date. We estimate the number of tests we expect to deliver over a patient’s treatment cycle based on historical testing frequencies for patients by indication. These estimates are subject to change as we develop more information about utilization over time. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and is recognized either as we deliver our estimate of the remaining tests in a patient’s treatment cycle or when the likelihood becomes remote that a patient will receive additional testing. In certain cases, we continue to provide services and incur costs for patients who exceed our number of estimated tests.

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

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which primarily intends to enhance the rate reconciliation and income taxes paid disclosures. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the guidance is to be applied prospectively; retrospective application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
MRD revenue
Service revenue	$50,288	$32,470	$133,947	$92,880
Regulatory milestone revenue	6,500	5,000	16,500	12,500
Total MRD revenue	56,788	37,470	150,447	105,380
Immune Medicine revenue
Service revenue	3,443	5,453	13,566	16,160
Collaboration revenue(1)	33,742	3,512	41,282	9,958
Total Immune Medicine revenue	37,185	8,965	54,848	26,118
Total revenue	$93,973	$46,435	$205,295	$131,498

(1) On August 13, 2025, the Genentech Agreement was terminated, with termination effective February 9, 2026. See “Genentech Collaboration Agreement” below for more information regarding the resulting impact on revenue recognized during the three and nine months ended September 30, 2025.

During the three months ended September 30, 2025, we recognized $2.9 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and cancelled customer contracts. During the three months ended September 30, 2024, we recognized $1.5 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and $1.0 million in Immune Medicine service revenue related to cancelled customer contracts.

During the nine months ended September 30, 2025, we recognized $7.3 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and cancelled customer contracts. During the nine months ended September 30, 2024, we recognized $4.3 million in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and $1.1 million in Immune Medicine service revenue related to cancelled customer contracts.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of September 30, 2025, we could receive up to an additional $384.0 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

Genentech Collaboration Agreement

In December 2018, we entered into the Genentech Agreement to leverage our capability to develop cellular therapies in oncology. Subsequent to receipt of regulatory approval in January 2019, we received a non-refundable, upfront payment of $300.0 million in February 2019. We also received a $10.0 million milestone payment in 2023. Prior to receiving the termination notice, we may have been eligible to receive an additional $1.8 billion over time, including payments of up to $65.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified development milestones and up to $1,430.0 million upon the achievement of specified commercial milestones. In addition, we were also separately able to receive tiered royalties at a rate ranging from the mid-single digits to the mid-teens on aggregate worldwide net sales of products arising from the strategic collaboration, subject to certain reductions, with aggregate minimum floors.

Under the Genentech Agreement, we were pursuing two product development pathways for novel T cell therapeutic products in which Genentech intended to use T cell receptors (“TCRs”) screened by our immune medicine platform to engineer and manufacture cellular medicines:

•
Shared Products. If developed, the shared products will use “off-the-shelf” TCRs identified against cancer antigens shared among patients (“Shared Products”).
•
Personalized Product. If developed, the personalized product will use patient-specific TCRs identified by real-time screening of TCRs against cancer antigens in each patient (“Personalized Product”).

Under the terms of the Genentech Agreement, we granted Genentech exclusive worldwide licenses to develop and commercialize TCR-based cellular therapies in the field of oncology, including licenses to existing shared antigen data packages. Additionally, Genentech had the right to determine which product candidates to further develop for commercialization purposes. We determined that this arrangement met the criteria set forth in Accounting Standards Codification (“ASC”) Topic 808, Collaborative Arrangements (“ASC 808”), because both parties were active participants in the activity and were exposed to significant risks and rewards depending on the activity’s commercial failure or success. Because ASC 808 does not provide guidance on how to account for the activities under a collaborative arrangement, we applied the guidance in ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to account for the activities related to the Genentech Agreement.

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

We determined that none of the licenses, research and development services or obligations to participate on various committees were distinct within the context of the contract, given such rights and activities were highly interrelated and there was substantial additional research and development to further develop the licenses. We considered factors such as the stage of development of the respective existing antigen data packages, the subsequent development that would be required to both identify and submit a potential target for investigational new drug acceptance under both product pathways and the variability in research and development pathways given Genentech’s control of product commercialization. Specifically, under the Genentech Agreement, Genentech was not required to pursue development or commercialization activities pertaining to both product pathways and may have chosen to proceed with one or the other. Accordingly, we determined that all of the identified performance obligations were attributable to one general performance obligation, which was to further the development of our TCR-specific platform, including data packages, and continue to make our TCR identification process available to Genentech to pursue either product pathway.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Separately, we had a responsibility to Genentech to enter into a supply and manufacturing agreement for patient-specific TCRs as it pertained to any Personalized Product therapeutic. We determined this was an option right of Genentech should they pursue commercialization of a Personalized Product therapy. Because of the uncertainty resulting from the early stage of development, the novel approach of our collaboration with Genentech and our rights to future commercial milestones and royalty payments, we determined that this option right was not a material right that should be accounted for at inception. As such, we determined to account for the supply and manufacturing agreement when and if entered into between the parties.

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all the then-potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the initial transaction price. In May 2023, one of the regulatory milestones was achieved, resulting in a $10.0 million addition to the transaction price, $7.7 million of which was recognized as revenue in the three months ended June 30, 2023, with the remainder included in deferred revenue to be recognized as revenue over the remaining research and development period. We continued to exclude the commercial milestones and potential royalties from the transaction price, as those items related predominantly to the license rights granted to Genentech and would be assessed when and if such events occur.

As there were potential substantive developments necessary, which Genentech may have been able to direct, we determined that we would apply a proportional performance model to recognize revenue for our performance obligation. We measured proportional performance using an input method based on costs incurred relative to the total estimated costs of research and development efforts to pursue both the Shared Products and Personalized Product pathways.

On August 13, 2025, the Genentech Agreement was terminated, with termination effective February 9, 2026. There are no penalties nor future consideration due between either party. The termination of the Genentech Agreement was accounted for as a contract modification under ASC 606. As there were no changes to the transaction price and no future development efforts on our part in connection with the periods subsequent to September 30, 2025, we recognized the remaining related deferred revenue. We are no longer eligible to receive additional milestone payments or tiered royalties.

We recognized $33.7 million and $3.5 million in Immune Medicine collaboration revenue during the three months ended September 30, 2025 and 2024, respectively, and $41.3 million and $10.0 million in Immune Medicine collaboration revenue during the nine months ended September 30, 2025 and 2024, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement are included in research and development expenses.

4. Deferred Revenue

There is no deferred revenue from the Genentech Agreement on the unaudited condensed consolidated balance sheet as of September 30, 2025. Deferred revenue from the Genentech Agreement represents $15.9 million and $25.4 million of the current and non-current deferred revenue balances, respectively, on the condensed consolidated balance sheet as of December 31, 2024.

We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately three years from September 30, 2025. This period of time represents an estimate of the ongoing sample testing for our customers' therapeutic development efforts.

Changes in deferred revenue during the nine months ended September 30, 2025 were as follows (in thousands):

Deferred revenue balance at December 31, 2024	$82,945
Additions to deferred revenue during the period	46,659
Revenue recognized during the period	(87,061)
Deferred revenue balance at September 30, 2025	$42,543

As of September 30, 2025, $63.4 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2024.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value Measurements

The following tables set forth the fair values of financial assets as of September 30, 2025 and December 31, 2024 that were measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$27,892	$—	$—	$27,892
Commercial paper	—	14,379	—	14,379
U.S. government treasury securities	—	128,017	—	128,017
Corporate bonds	—	29,347	—	29,347
Total financial assets	$27,892	$171,743	$—	$199,635

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$35,790	$—	$—	$35,790
Commercial paper	—	2,479	—	2,479
U.S. government treasury securities	—	187,181	—	187,181
Corporate bonds	—	18,374	—	18,374
Total financial assets	$35,790	$208,034	$—	$243,824

Level 1 securities include highly liquid money market funds, for which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of U.S. government treasury securities, corporate bonds and commercial paper, and are valued based on recent trades of securities in inactive markets or on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Of the September 30, 2025 Level 2 commercial paper and U.S. government treasury securities balances, $7.0 million and $3.0 million, respectively, is recorded as cash and cash equivalents on our unaudited condensed consolidated balance sheet.

6. Investments

Available-for-sale investments consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$7,394	$3	$—	$7,397
U.S. government treasury securities	120,819	180	(8)	120,991
Corporate bonds	29,311	38	(2)	29,347
Total short-term marketable securities	$157,524	$221	$(10)	$157,735
Long-term marketable securities
U.S. government treasury securities	$4,037	$—	$—	$4,037
Total long-term marketable securities	$4,037	$—	$—	$4,037

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$2,476	$3	$—	$2,479
U.S. government treasury securities	153,353	211	(43)	153,521
Corporate bonds	18,357	19	(2)	18,374
Total short-term marketable securities	$174,186	$233	$(45)	$174,374
Long-term marketable securities
U.S. government treasury securities	$33,682	$27	$(49)	$33,660
Total long-term marketable securities	$33,682	$27	$(49)	$33,660

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.5 million and $1.3 million was presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of September 30, 2025 and on the condensed consolidated balance sheet as of December 31, 2024, respectively.

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of September 30, 2025 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government treasury securities	$16,969	$(2)	$12,951	$(6)
Corporate bonds	7,812	(2)	—	—
Total available-for-sale securities	$24,781	$(4)	$12,951	$(6)

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of September 30, 2025, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of September 30, 2025 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

7. Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, South San Francisco, California and Bothell, Washington. During the three months ended June 30, 2024, we vacated certain leased space in South San Francisco, California and incurred a related impairment charge. See Note 12, Restructurings for more information. As of September 30, 2025, we were not party to any finance leases.

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance on the unaudited condensed consolidated balance sheet as of September 30, 2025 (in thousands):

2025 (excluding the nine months ended September 30, 2025)	$3,575
2026	12,330
2027	11,944
2028	12,282
2029	12,630
Thereafter	44,332
Total undiscounted lease payments	97,093
Less: Imputed interest	(15,290)
Total operating lease liabilities	81,803
Less: Current portion	(9,442)
Operating lease liabilities, less current portion	$72,361

During the nine months ended September 30, 2025 and 2024, cash paid for amounts included in the measurement of lease liabilities was $10.7 million and $9.7 million, respectively.

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

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period. The calculated effective interest rate as of September 30, 2025 was 8.8%.

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

The following table sets forth the revenue interest liability, net activity during the nine months ended September 30, 2025 (in thousands):

Revenue interest liability, net at December 31, 2024	$133,279
Interest expense	2,905
Revenue interest payable	(2,623)
Revenue interest liability, net at March 31, 2025	133,561
Interest expense	2,948
Revenue interest payable	(2,944)
Revenue interest liability, net at June 30, 2025	133,565
Interest expense	2,971
Revenue interest payable	(4,698)
Revenue interest liability, net at September 30, 2025	$131,838

Revenue interest payable of $4.7 million and $2.4 million was included within the accounts payable balance on the unaudited condensed consolidated balance sheet as of September 30, 2025 and on the condensed consolidated balance sheet as of December 31, 2024, respectively.

9. Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of September 30, 2025.

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

Our board of directors determined not to increase the 2019 Plan and ESPP reserves in 2025.

As of September 30, 2025, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	11,060,826
Shares issuable upon the vesting of outstanding restricted stock units and performance-based restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	16,942,404
Shares available for future grant under the 2019 Equity Incentive Plan	11,509,047
Shares available for future grant under the Employee Stock Purchase Plan	5,686,170
Total shares of common stock reserved for future issuance	45,198,447

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain awards granted to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of September 30, 2025, we had 36,121,867 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the nine months ended September 30, 2025 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2024	18,018,312
Stock options, restricted stock units and performance-based restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(8,079,016)
Stock options, restricted stock units and market-based restricted stock units forfeited or expired	1,569,751
Shares available for grant at September 30, 2025	11,509,047

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the nine months ended September 30, 2025 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2024	12,295,297	$15.11
Stock options granted	759,724	8.12
Stock options forfeited	(204,587)	8.79
Stock options expired	(395,476)	22.59
Stock options exercised	(1,394,132)	6.34
Stock options outstanding at September 30, 2025	11,060,826	$15.58	$53,639
Stock options vested and exercisable at September 30, 2025	9,337,881	$16.99	$41,434

The weighted-average remaining contractual life for stock options outstanding as of September 30, 2025 was 5.4 years. The weighted-average remaining contractual life for stock options vested and exercisable as of September 30, 2025 was 4.8 years.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the nine months ended September 30, 2025 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2024	10,174,852	$7.20
Restricted stock units granted	5,174,316	8.18
Restricted stock units forfeited	(722,571)	7.57
Restricted stock units vested	(3,166,049)	8.35
Nonvested restricted stock units outstanding at September 30, 2025	11,460,548	$7.30

Performance-Based Restricted Stock Units

In addition to the restricted stock units described above, one of our executive officers was granted an award of 124,976 shares of performance-based restricted stock units during the nine months ended September 30, 2025. The shares will vest and be issued only if a certain financial metric is achieved for fiscal year 2025 and if the service conditions are met. If the performance condition is achieved, the shares will vest in three annual installments, subject to the grantee's continuous service through the respective vest dates.

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

Market-based restricted stock unit activity under the 2019 Plan during the nine months ended September 30, 2025 was as follows:

	Maximum Market-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested maximum market-based restricted stock units outstanding at December 31, 2024	3,831,114	$10.80
Maximum market-based restricted stock units granted	2,020,000	13.50
Portion of maximum market-based restricted stock units that was not earned and vested at the end of the performance period, and therefore forfeited	(247,117)	18.89
Market-based restricted stock units vested	(247,117)	18.89
Nonvested maximum market-based restricted stock units outstanding at September 30, 2025	5,356,880	$11.07

Grant Date Fair Value of Stock Options, Restricted Stock Units, Performance-Based Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the nine months ended September 30, 2025 and 2024 were estimated using the Black-Scholes option-pricing model with the following assumptions:

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2025 and 2024 was $5.50 and $2.70, respectively.

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2025 and 2024 was $8.18 and $4.00, respectively.

The weighted-average grant date fair value per share of the performance-based restricted stock units granted during the nine months ended September 30, 2025 was $7.28 and was based on the closing price of our common stock on the date of grant, as reported on The Nasdaq Global Select market. Expense will be recognized ratably over the requisite service period only if achievement of the performance condition is deemed to be probable. Any compensation cost recognized will be reversed if achievement of the performance condition is deemed not probable or if the performance condition is not met. Probability of achievement will be assessed periodically. If the performance condition is met and the grantee ceases to provide continued service through any of the applicable vesting dates for reasons other than those expressly provided in the terms of the respective award, compensation cost recognized for unvested shares will be reversed in the period in which service ceased.

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the nine months ended September 30, 2025 and 2024 was $13.50 and $6.49, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. The aggregate share-based compensation expense of the market-based restricted stock units granted during the nine months ended September 30, 2025 and 2024 was $13.6 million and $7.2 million, respectively. Aggregate share-based compensation expense is calculated based on the target payout level of shares granted and is recognized on a straight-line basis over the respective grants' performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense is reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

The compensation cost related to stock options, restricted stock units and market-based restricted stock units for the three and nine months ended September 30, 2025 and 2024, respectively, are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$904	$952	$2,793	$2,869
Research and development	4,323	4,217	12,657	13,071
Sales and marketing	3,407	3,131	10,059	9,321
General and administrative	4,623	5,222	13,254	15,517
Total share-based compensation expense	$13,257	$13,522	$38,763	$40,778

As of September 30, 2025, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$8,136	2.02
Nonvested restricted stock units	63,596	2.64
Nonvested market-based restricted stock units	15,367	2.05

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the three months ended June 30, 2024, we implemented additional restructuring initiatives which impacted certain planned software enhancements and resulted in the consolidation of certain research and development workflows. The impacted software enhancements were primarily associated with our laboratory information management systems. As part of these restructurings, we had long-lived assets that were no longer being utilized and we vacated certain leased space in South San Francisco, California. As such, we assessed the related assets for impairment by first comparing their carrying amounts to the future net undiscounted cash flows projected to be generated over their remaining lease terms or depreciable lives, as applicable. The carrying amounts were all found to be unrecoverable, thus we assessed the fair values of the assets. The extent to which the carrying amounts of the assets exceeded their fair values represented the impairment costs to be recognized. As a result of our assessments, we recognized $7.2 million of impairment charges. Of the $7.2 million charges recognized, $1.1 million and $3.3 million related to the right-of-use asset and related long-lived assets (namely laboratory equipment and leasehold improvements), respectively, associated with certain of our leased space in South San Francisco, California. The remaining $2.8 million recognized related to the impairment of long-lived assets associated with our halted software enhancements. We also incurred an additional $0.7 million in restructuring costs primarily related to one-time termination benefits and ongoing benefit arrangements, all of which was paid as of September 30, 2024.

Additionally, we incurred aggregate restructuring costs of $0.2 million during the three months ended September 30, 2024, which primarily related to one-time termination benefits and ongoing benefit arrangements. These restructuring costs were not paid as of September 30, 2024.

In total, we recognized restructuring costs of $9.1 million during the nine months ended September 30, 2024. The activities related to these restructurings were completed as of December 31, 2024.

13. Net Income (Loss) Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to our common shareholders for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Adaptive Biotechnologies Corporation	$9,546	$(32,071)	$(45,920)	$(125,800)

Weighted-average shares outstanding - basic	152,432,307	147,516,398	151,248,398	146,908,234
Incremental shares attributable to share-based compensation plans	10,729,800	—	—	—
Weighted-average shares outstanding - diluted	163,162,107	147,516,398	151,248,398	146,908,234

Net income (loss) per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$0.06	$(0.22)	$(0.30)	$(0.86)

The number of weighted-average common stock equivalents excluded from the calculation of diluted net income (loss) per share attributable to our common shareholders because of their anti-dilutive effect were 5.9 million and 26.9 million for the three months ended September 30, 2025 and 2024, respectively, and 28.0 million and 27.0 million for the nine months ended September 30, 2025 and 2024, respectively. These common stock equivalents are comprised of shares that may be issued under our stock option, restricted stock, market-based restricted stock and performance-based restricted stock programs.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following tables set forth our segment information, including significant segment expenses that are (or are easily computable from) information regularly provided to our CODM, for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	MRD	Immune Medicine	Total	MRD	Immune Medicine	Total
Revenue	$56,788	$37,185	$93,973	$37,470	$8,965	$46,435
Less:
Cost of revenue	17,303	*	17,303	14,956	*	14,956
Research and development	8,956	14,713	23,669	9,199	14,964	24,163
Sales and marketing	21,832	*	21,832	18,761	*	18,761
General and administrative	10,739	*	10,739	9,622	*	9,622
Other segment items(1)	—	4,935	4,935	—	5,725	5,725
Add back:
Items to reconcile net loss or net income to Adjusted EBITDA(2)	9,007	6,169	15,176	8,948	6,512	15,460
Adjusted EBITDA(2)	6,965	23,706	30,671	(6,120)	(5,212)	(11,332)
Items to reconcile to consolidated net income (loss):
Share-based compensation expense(3)			(11,204)			(11,111)
Restructuring expense(4)			—			(193)
Depreciation and amortization expense			(3,972)			(4,156)
Other unallocated items(5)			(5,950)			(5,305)
Net income (loss)			$9,545			$(32,097)
*Non-significant segment expenses for Immune Medicine.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	MRD	Immune Medicine	Total	MRD	Immune Medicine	Total
Revenue	$150,447	$54,848	$205,295	$105,380	$26,118	$131,498
Less:
Cost of revenue	49,723	*	49,723	47,740	*	47,740
Research and development	26,613	45,393	72,006	32,168	47,593	79,761
Sales and marketing	65,199	*	65,199	57,804	*	57,804
General and administrative	30,372	*	30,372	30,254	*	30,254
Other segment items(1)	—	15,754	15,754	2,819	23,070	25,889
Add back:
Items to reconcile net loss to Adjusted EBITDA(2)	26,226	18,490	44,716	30,737	25,373	56,110
Adjusted EBITDA(2)	4,766	12,191	16,957	(34,668)	(19,172)	(53,840)
Items to reconcile to consolidated net loss:
Share-based compensation expense(3)			(32,368)			(33,478)
Restructuring expense(4)			—			(1,917)
Impairment of long-lived assets(4)			—			(7,205)
Depreciation and amortization expense			(12,348)			(13,510)
Other unallocated items(5)			(18,119)			(15,928)
Net loss			$(45,878)			$(125,878)
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

Our current product and service offerings in MRD related to the MRD market are our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ or MRD assay, offered to biopharmaceutical partners to advance drug development efforts. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration for the detection and monitoring of MRD in patients with multiple myeloma, B cell acute lymphoblastic leukemia and chronic lymphocytic leukemia, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers, including diffuse large B-cell lymphoma and mantle cell lymphoma (“MCL”). In the fourth quarter of 2024, we obtained Medicare coverage for MCL and initiated promotional efforts in MCL. We also obtained a new Medicare Clinical Laboratory Fee Schedule rate of $2,007 per test for clonoSEQ and MolDX updated the clonoSEQ episode pricing to $8,029 for all covered indications. This represents a 17% increase from the previous episode price and the previous implied per test rate under the episode structure. In April 2025, Palmetto GBA expanded coverage of clonoSEQ to include single time point testing to monitor for recurrence in patients with a history of MCL. This expanded coverage is in addition to the existing Medicare episode payment structure for clonoSEQ. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners and payors. In an effort to enable easier test ordering, we have integrated our clonoSEQ test into electronic medical record systems, including Epic System Corporation's Aura and Flatiron Health's OncoEMR, of numerous accounts.

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

We recognized revenue of $94.0 million and $46.4 million for the three months ended September 30, 2025 and 2024, respectively, and $205.3 million and $131.5 million for the nine months ended September 30, 2025 and 2024, respectively. Net income attributable to Adaptive Biotechnologies Corporation was $9.5 million for the three months ended September 30, 2025. Net loss attributable to Adaptive Biotechnologies Corporation was $32.1 million for the three months ended September 30, 2024. Net loss attributable to Adaptive Biotechnologies Corporation for the nine months ended September 30, 2025 and 2024 was $45.9 million and $ 125.8 million, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering and follow-on offering, revenue and the proceeds from the revenue interest purchase agreement we entered into in September 2022 (the “Purchase Agreement”). As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $216.8 million and $256.0 million, respectively.

Adaptive Biotechnologies Corporation

Termination of the Genentech Agreement

On August 13, 2025, our worldwide collaboration and license agreement with Genentech, Inc. (“Genentech”) (the “Genentech Agreement”) was terminated, with termination effective February 9, 2026. There are no penalties nor future consideration due between either party. The termination of the Genentech Agreement was accounted for as a contract modification under ASC 606. As there were no changes to the transaction price and no future development efforts on our part in connection with the periods subsequent to September 30, 2025, we recognized the remaining related deferred revenue. We are no longer eligible to receive additional milestone payments or tiered royalties.

Components of Results of Operations

Revenue

We derive revenue by providing diagnostic and research services in our MRD and Immune Medicine business areas. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers. We disclose our clonoSEQ test volume, which includes the number of clonoSEQ reports and results we have provided to ordering physicians in the United States (“U.S.”) and international technology transfer sites. These volumes do not include sample results from our biopharmaceutical customers or academic institutions utilizing our MRD services. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing, to biopharmaceutical customers and academic institutions; and (2) our former collaboration with Genentech under the Genentech Agreement.

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

For our clonoSEQ coverage under Medicare, we bill an episode of treatment when we deliver the first eligible test report. This billing contemplates all necessary tests required during a patient’s treatment cycle, which is currently estimated at approximately four tests per patient, including the initial sequence identification test. Revenue recognition commences at the time the initial billable test report is delivered and is based upon cumulative tests delivered to date. Any unrecognized revenue from the initial billable test is recorded as deferred revenue and recognized either as we deliver our estimate of the remaining tests in a patient’s treatment cycle or when the likelihood becomes remote that a patient will receive additional testing. In certain cases, we continue to provide services and incur costs for patients who exceed our number of estimated tests.

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

Under certain agreements with our biopharmaceutical customers who seek access to our platform to support their therapeutic development activities, revenues are generated from research and development support services that we provide. These agreements may include substantial non-refundable upfront payments, which we recognize over time as we perform the respective services. Revenue recognized from these activities include revenue recognized from the Genentech Agreement.

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

We expect our Immune Medicine revenue to decrease in the short term given the termination of the Genentech Agreement. Our Immune Medicine revenue may fluctuate from period to period due to the timing of receipt of customer samples from our biopharmaceutical customers.

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

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statements of Operations Data:
Revenue	$93,973	$46,435	$205,295	$131,498
Operating expenses
Cost of revenue	18,157	16,667	53,135	54,035
Research and development	23,669	24,163	72,006	79,761
Sales and marketing	23,470	20,551	70,090	63,184
General and administrative	17,959	17,258	53,144	54,750
Amortization of intangible assets	428	428	1,270	1,275
Impairment of long-lived assets	—	—	—	7,205
Total operating expenses	83,683	79,067	249,645	260,210
Income (loss) from operations	10,290	(32,632)	(44,350)	(128,712)
Interest and other income, net	2,226	3,474	7,296	11,462
Interest expense	(2,971)	(2,939)	(8,824)	(8,628)
Net income (loss)	9,545	(32,097)	(45,878)	(125,878)
Add: Net loss (income) attributable to noncontrolling interest	1	26	(42)	78
Net income (loss) attributable to Adaptive Biotechnologies Corporation	$9,546	$(32,071)	$(45,920)	$(125,800)
Net income (loss) per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$0.06	$(0.22)	$(0.30)	$(0.86)
Weighted-average shares used in computing net income (loss) per share attributable to Adaptive Biotechnologies Corporation common shareholders
Basic	152,432,307	147,516,398	151,248,398	146,908,234
Diluted	163,162,107	147,516,398	151,248,398	146,908,234
Other Financial and Operating Data:
Adjusted EBITDA(1)	$27,953	$(14,300)	$8,009	$(63,926)

(1) Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) attributable to Adaptive Biotechnologies Corporation adjusted for interest and other income, net, interest expense, income tax (expense) benefit, depreciation and amortization expense, impairment costs for long-lived assets, restructuring expense and share-based compensation expense. See “Adjusted EBITDA” below for a reconciliation between Adjusted EBITDA and net income (loss) attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, and a discussion about the limitations of Adjusted EBITDA.

Adaptive Biotechnologies Corporation

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
MRD revenue
Service revenue	$50,288	$32,470	$17,818	55%
Regulatory milestone revenue	6,500	5,000	1,500	30
Total MRD revenue	56,788	37,470	19,318	52	60%	81%
Immune Medicine revenue
Service revenue	3,443	5,453	(2,010)	(37)
Collaboration revenue	33,742	3,512	30,230	861
Total Immune Medicine revenue	37,185	8,965	28,220	315	40%	19%
Total revenue	$93,973	$46,435	$47,538	102	100%	100%

The $19.3 million increase in MRD revenue was primarily due to a $15.4 million increase in revenue generated from providing clonoSEQ to clinical customers, a $1.8 million increase in revenue generated from providing MRD sample testing services to investigator-led clinical trials, a $1.5 million increase in revenue recognized upon the achievement of regulatory milestones by certain of our biopharmaceutical customers and a $0.4 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. Our clonoSEQ test volume increased by 38% to 27,111 tests delivered in the three months ended September 30, 2025 from 19,600 tests delivered in the three months ended September 30, 2024.

The $28.2 million increase in Immune Medicine revenue was primarily due to a $30.2 million increase in revenue generated from the Genentech Agreement, driven largely by the termination of the Genentech Agreement and the resulting recognition of cash consideration received that was previously classified as deferred revenue, partially offset by a $2.0 million decrease in revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Cost of revenue	$18,157	$16,667	$1,490	9%	19%	36%

The $1.5 million increase in cost of revenue was primarily attributable to a $1.7 million increase in materials cost resulting from increased revenue sample volume, a $0.4 million increase in shipping and handling expenses and a $0.4 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples. These increases were partially offset by a $1.1 million decrease in cost of materials due primarily to reductions in assay costs, as well as a $0.4 million decrease in overhead costs.

Research and Development

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Research and development	$23,669	$24,163	$(494)	(2)%	25%	52%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Research and development materials and allocated production laboratory expenses	$2,729	$3,976	$(1,247)
Personnel expenses	14,084	14,305	(221)
Allocable facilities and information technology expenses	1,802	2,609	(807)
Software and cloud services expenses	2,310	1,242	1,068
Depreciation and other expenses	2,744	2,031	713
Total	$23,669	$24,163	$(494)

Adaptive Biotechnologies Corporation

The $0.5 million decrease in research and development expenses was primarily attributable to a $1.2 million decrease in laboratory materials and allocated production laboratory expenses, driven primarily by decreased investments in clonoSEQ and drug discovery efforts, and a $0.8 million decrease in allocable facility expenses. These decreases were partially offset by a $1.1 million increase in software and cloud services expenses and a $0.7 million increase in depreciation and other expenses.

Sales and Marketing

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Sales and marketing	$23,470	$20,551	$2,919	14%	25%	44%

The $2.9 million increase in sales and marketing expenses was primarily attributable to a $2.0 million increase in personnel costs, a $0.5 million increase in computer and software expenses and a $0.5 million increase in consulting costs.

General and Administrative

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
General and administrative	$17,959	$17,258	$701	4%	19%	37%

The $0.7 million increase in general and administrative expenses was primarily attributable to a $0.6 million increase in third-party billing service fees, a $0.4 million increase in legal fees and a $0.3 million increase in computer and software expenses. These increases were partially offset by a $0.5 million decrease in personnel costs and a $0.3 million decrease in building, facility and depreciation related expenses.

Interest and Other Income, Net

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest and other income, net	$2,226	$3,474	$(1,248)	(36)%

The $1.2 million decrease in interest and other income, net was primarily attributable to a decrease in net interest income and investment amortization driven by decreased holdings of and interest rates pertaining to our cash, cash equivalents and marketable securities.

Interest Expense

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest expense	$(2,971)	$(2,939)	$(32)	1%

The nominal increase in interest expense was attributable to a change in our assumptions regarding the timeframe in which our Purchase Agreement will be fully repaid.

Segment Adjusted EBITDA

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%
MRD Adjusted EBITDA(1)	$6,965	$(6,120)	$13,085	(214)%
Immune Medicine Adjusted EBITDA(1)	23,706	(5,212)	28,918	(555)

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation of how it is calculated and used by management. Adjusted EBITDA related to our unallocated corporate category is included in the calculation of consolidated Adjusted EBITDA but not shown above in the breakout of segment Adjusted EBITDA.

Adaptive Biotechnologies Corporation

The $13.1 million reduction in MRD Adjusted EBITDA deficit was primarily attributable to a $19.3 million increase in MRD revenue, partially offset by an increase in operating expenses, excluding those identified as reconciling items between segment net loss and segment adjusted EBITDA. The increase in these operating expenses relates primarily to sales and marketing activities.

The $28.9 million reduction in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a $28.2 million increase in Immune Medicine revenue, which was driven largely by revenue generated due to the termination of the Genentech Agreement.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
MRD revenue
Service revenue	$133,947	$92,880	$41,067	44%
Regulatory milestone revenue	16,500	12,500	4,000	32
Total MRD revenue	150,447	105,380	45,067	43	73%	80%
Immune Medicine revenue
Service revenue	13,566	16,160	(2,594)	(16)
Collaboration revenue	41,282	9,958	31,324	315
Total Immune Medicine revenue	54,848	26,118	28,730	110	27%	20%
Total revenue	$205,295	$131,498	$73,797	56	100%	100%

The $45.1 million increase in MRD revenue was primarily due to a $37.3 million increase in revenue generated from providing clonoSEQ to clinical customers, a $4.0 million increase in revenue recognized upon the achievement of regulatory milestones by certain of our biopharmaceutical customers, a $1.8 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers and a $1.6 million increase in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 37% to 75,549 tests delivered in the nine months ended September 30, 2025 from 55,160 tests delivered in the nine months ended September 30, 2024.

The $28.7 million increase in Immune Medicine revenue was primarily due to a $31.3 million increase in revenue generated from the Genentech Agreement, driven largely by the termination of the Genentech Agreement and the resulting recognition of cash consideration received that was previously classified as deferred revenue, partially offset by a $2.6 million decrease in revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Cost of revenue	$53,135	$54,035	$(900)	(2)%	26%	41%

The $0.9 million decrease in cost of revenue was primarily attributable to a $3.8 million decrease in cost of materials due primarily to reductions in inventory reserve expense and assay costs and a $3.0 million decrease in overhead costs, which was largely driven by consolidation activities. These decreases were partially offset by a $3.0 million increase in materials cost resulting from increased revenue sample volume, a $1.2 million increase related to higher usage of our production laboratory to process revenue samples versus research and development samples and a $1.0 million increase in shipping and handling expenses.

Research and Development

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Research and development	$72,006	$79,761	$(7,755)	(10)%	35%	61%

Adaptive Biotechnologies Corporation

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Research and development materials and allocated production laboratory expenses	$10,431	$12,381	$(1,950)
Personnel expenses	42,949	48,834	(5,885)
Allocable facilities and information technology expenses	5,546	8,156	(2,610)
Software and cloud services expenses	4,997	3,684	1,313
Depreciation and other expenses	8,083	6,706	1,377
Total	$72,006	$79,761	$(7,755)

The $7.8 million decrease in research and development expenses was primarily attributable to a $5.9 million decrease in personnel costs, a $2.6 million decrease in allocable facility expenses and a $2.0 million decrease in laboratory materials and allocated production laboratory expenses, which was driven primarily by decreased investments in drug discovery and clonoSEQ efforts. These decreases were partially offset by a $1.4 million increase in depreciation and other expenses and a $1.3 million increase in software and cloud services expenses.

Sales and Marketing

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Sales and marketing	$70,090	$63,184	$6,906	11%	34%	48%

The $6.9 million increase in sales and marketing expenses was primarily attributable to a $4.2 million increase in personnel costs, a $1.3 million increase in consulting costs, a $1.1 million increase in computer and software expenses, a $0.8 million increase in allocated facility and overhead expenses and a $0.4 million increase in travel and customer event related expenses. These increases were partially offset by a $1.1 million decrease in marketing expenses, driven largely by reduced clonoSEQ and corporate marketing activities.

General and Administrative

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
General and administrative	$53,144	$54,750	$(1,606)	(3)%	26%	42%

The $1.6 million decrease in general and administrative expenses was primarily attributable to a $2.9 million decrease in personnel costs, a $0.8 million decrease in building, facility and depreciation related expenses and a $0.5 million decrease in accounting and tax fees. These decreases were partially offset by a $1.1 million increase in third-party billing service fees, a $1.1 million increase in legal fees and a $0.4 million increase in consulting costs.

Impairment of Long-Lived Assets

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Impairment of long-lived assets	$—	$7,205	$(7,205)	(100)%	0%	5%

The $7.2 million decrease in impairment of long-lived assets expenses was attributable to the impairment of certain long-lived assets and our decision to vacate certain leased space as a result of various restructuring activities in 2024.

Interest and Other Income, Net

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest and other income, net	$7,296	$11,462	$(4,166)	(36)%

Adaptive Biotechnologies Corporation

The $4.2 million decrease in interest and other income, net was primarily attributable to a decrease in net interest income and investment amortization driven by decreased holdings of and interest rates pertaining to our cash, cash equivalents and marketable securities.

Interest Expense

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest expense	$(8,824)	$(8,628)	$(196)	2%

The $0.2 million increase in interest expense was attributable to a change in our assumptions regarding the timeframe in which our Purchase Agreement will be fully repaid.

Segment Adjusted EBITDA

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%
MRD Adjusted EBITDA(1)	$4,766	$(34,668)	$39,434	(114)%
Immune Medicine Adjusted EBITDA(1)	12,191	(19,172)	31,363	(164)

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation of how it is calculated and used by management. Adjusted EBITDA related to our unallocated corporate category is included in the calculation of consolidated Adjusted EBITDA but not shown above in the breakout of segment Adjusted EBITDA.

The $39.4 million reduction in MRD Adjusted EBITDA deficit was primarily attributable to a $45.1 million increase in MRD revenue, partially offset by an increase in operating expenses, excluding those identified as reconciling items between segment net loss and segment adjusted EBITDA. The increase in these operating expenses relates primarily to sales and marketing activities.

The $31.4 million reduction in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a $28.7 million increase in Immune Medicine revenue, which was driven largely by revenue generated due to the termination of the Genentech Agreement, and a reduction in operating expenses, excluding those identified as reconciling items between segment net loss and segment adjusted EBITDA. The primary drivers of the operating expense reduction relate to cost of revenue and research and development activities.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) attributable to Adaptive Biotechnologies Corporation adjusted for interest and other income, net, interest expense, income tax (expense) benefit, depreciation and amortization expense, impairment costs for long-lived assets, restructuring expense and share-based compensation expense. We define our segment Adjusted EBITDA in the same way to the extent the net income (loss) attributable to Adaptive Biotechnologies Corporation and adjustments are allocable to each segment. See Note 14, Segment Information of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information regarding segment Adjusted EBITDA.

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

Adaptive Biotechnologies Corporation

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

The following is a reconciliation of net income (loss) attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to Adaptive Biotechnologies Corporation	$9,546	$(32,071)	$(45,920)	$(125,800)
Interest and other income, net	(2,226)	(3,474)	(7,296)	(11,462)
Interest expense(1)	2,971	2,939	8,824	8,628
Depreciation and amortization expense	4,405	4,591	13,638	14,808
Impairment of long-lived assets(2)	—	—	—	7,205
Restructuring expense(2)	—	193	—	1,917
Share-based compensation expense(3)	13,257	13,522	38,763	40,778
Adjusted EBITDA	$27,953	$(14,300)	$8,009	$(63,926)

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

Liquidity and Capital Resources

We have incurred losses since inception, apart from the three month period ended September 30, 2025, and have incurred negative cash flows from operations since inception through September 30, 2025, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of September 30, 2025, we had an accumulated deficit of $1.3 billion.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, revenue and the proceeds from the Purchase Agreement. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. We are also entitled to receive up to $125.0 million in subsequent installments as follows: (i) $75.0 million upon our request occurring no later than September 12, 2025 and (ii) $50.0 million upon our request in connection with certain permitted acquisitions occurring no later than September 12, 2025, in each case subject to certain funding conditions. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $216.8 million.

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

Adaptive Biotechnologies Corporation

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund both our commercial and marketing activities associated with clonoSEQ and our continued research and development initiatives related to drug discovery. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government treasury securities, corporate bonds and commercial paper.

While we may experience variability in revenue in the near term, over the long-term we expect revenue from our current and future products and services to grow. Accordingly, we expect our accounts receivable and inventory balances to increase. Our levels of accounts receivable may fluctuate relative to our revenue for a number of reasons, including the timing of milestone triggers and related payment of those milestones and an increase in revenue generated from clinical customers, which may result in more billings in arrears as opposed to upfront payments. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.

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

Cash Flows

The following table summarizes our uses and sources of cash for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(48,041)	$(82,721)
Net cash provided by investing activities	46,202	55,673
Net cash provided by financing activities	8,745	114

Operating Activities

Net cash used in operating activities was primarily comprised of changes in operating assets and liabilities and net loss, as adjusted for noncash items. Noncash adjustments consist primarily of share-based compensation, depreciation and amortization and noncash lease expense.

Net cash used in operating activities was $48.0 million as compared to $82.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in net cash used in operating activities was primarily driven by an increase in customer collections.

Investing Activities

Net cash provided by investing activities was $46.2 million as compared to $55.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in net cash provided by investing activities was primarily due to a decrease in proceeds from maturities of marketable securities, partially offset by a reduction in purchases of marketable securities and property and equipment.

Financing Activities

Cash provided by financing activities was $8.7 million as compared to $0.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash provided by financing activities was due to an increase in proceeds from the exercise of stock options.

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

Adaptive Biotechnologies Corporation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of September 30, 2025, there have been no material changes to our market risks as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in this report. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operations, product pipeline, operating results, financial condition or liquidity, and consequently, the value of our securities. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects. Except as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

The Genentech Agreement was terminated and is in the process of winding down, which may have a material impact on our business and financial condition.

In August 2025, the Genentech Agreement was terminated and it is in the process of being wound down, with termination effective in February 2026. Under the Genentech Agreement, among other things, we granted Genentech exclusive worldwide licenses to develop and commercialize TCR-based cellular therapies in the field of oncology. We may not enter into a similar collaboration agreement, whether in oncology or another field. Any other collaboration agreement may present risks that prevent us from realizing the intended benefits of the agreement, including risks related to our control and independence over the clinical development and commercialization of our products. In addition, a potential future collaborator may have inconsistent economic or business interests from ours, take actions contrary to our instructions or requests, fail to distinguish itself from biosimilar competition or take action that may harm our reputation or restrict our ability to run our business.

If we do not enter into other collaboration agreements, our Immune Medicine revenue may consist solely of revenue generated from providing services for our commercial research product, Adaptive Immunosequencing, to biopharmaceutical customers and academic institutions. This may cause our Immune Medicine revenue not to be comparable to prior periods. Although we will cease incurring Immune Medicine research and development expenses associated with the Genentech Agreement, this may result in less innovation and business growth, and any other research and development efforts we pursue may not be successful, which would negatively impact our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Adaptive Biotechnologies Corporation

Item 5. Other Information

On August 11, 2025, Chad Robins, Chief Executive Officer and Director, adopted a Rule 10b5-1 trading plan. Mr. Robins’s plan provides for the sale of up to 1,150,000 shares of our common stock until April 30, 2026. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On August 11, 2025, Harlan Robins, Chief Scientific Officer, adopted a Rule 10b5-1 trading plan. Dr. Robins’s plan provides for the sale of up to 220,000 shares of our common stock until April 10, 2026. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On August 18, 2025, Sharon Benzeno, Chief Commercial Officer, Immune Medicine, adopted a Rule 10b5-1 trading plan. Dr. Benzeno’s plan provides for the sale of up to 698,437 shares of our common stock and 100% of the net vested shares of our common stock received in connection with the vesting of certain restricted stock units. The plan's expiration date is March 15, 2026. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On August 28, 2025, Kyle Piskel, Chief Financial Officer, adopted a Rule 10b5-1 trading plan. Mr. Piskel's plan provides for the sale of up to 173,901 shares of our common stock and 100% of the net vested shares of our common stock received in connection with the vesting of certain restricted stock units. The plan's expiration date is June 30, 2026. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On September 15, 2025, Francis Lo, Chief People Officer, adopted a Rule 10b5-1 trading plan. Mr. Lo's plan provides for the sale of up to 753,993 shares of our common stock and 20% of the net vested shares of our common stock received in connection with the vesting of certain restricted stock units. The plan's expiration date is December 18, 2026. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

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

Adaptive Biotechnologies Corporation

Date: November 5, 2025	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Kyle Piskel
Kyle Piskel
Chief Financial Officer (Principal Financial Officer)