Form 10-K
period 2025-12-31
Adaptive Biotechnologies Corp
filed 2026-02-26
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $1,385,000,000.

As of February 20, 2026, the Registrant had 153,981,561 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements expressed or implied in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
the success of developing, commercializing and achieving further market acceptance of our current products and services, including coverage and reimbursement decisions related to clonoSEQ, and additional products beyond our current portfolio;
•
the pricing and reimbursement of our products and services following approval, where required;
•
the size and growth potential of the markets of our products and services, and our ability to serve those markets, either alone or in combination with others;
•
the potential for our identified research priorities to advance our proprietary immune medicine (“IM”) platform or our future products and services;
•
our ability to understand the T-cell mediated response across different indications and develop products and services leveraging our T cell receptor (“TCR”)-antigen binding data;
•
our ability to realize payments, such as milestone fees, based on our customers' use of our data in connection with their achievement of research or regulatory goals relating to their own products;
•
the success, cost and timing of our research and development activities;
•
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

In 2024, we reorganized our company around two main businesses: the “MRD business,” consisting of clinical assessment of minimal residual disease (“MRD”) in lymphoid malignancies, and “Immune Medicine” or the “IM business,” with a focus on creating applications and products based on unique capabilities to connect the adaptive immune response to disease.

The MRD business focuses on the use of our highly sensitive, next-generation sequencing (“NGS”) assay to measure MRD in patients with hematologic malignancies. It is comprised of our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ assay, offered to biopharmaceutical partners to advance drug development efforts (“MRD Pharma”). We believe the total addressable market for the MRD business is approximately $6.2 billion, approximately $5.3 billion of which is derivable from clinical testing.

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

The IM business leverages our proprietary ability to sequence, map, pair and characterize TCRs and B cell receptors (“BCRs”) at scale. We have created a powerful data engine to improve our understanding of the immune system and address multiple immunology problems. These proprietary datasets include more than 100,000 signatures of cancer and autoimmune disease and more than 5,000,000 matches of TCRs to disease-related antigens. These capabilities enable us to offer an expanding suite of solutions including: immune receptor sequencing, licensing of our proprietary data, TCR-antigen prediction models and our target discovery capabilities.

We believe that by tapping into these datasets, there is tremendous value in multiple immune-based applications. In autoimmunity, for example, we apply our immune medicine platform to discover the specific TCRs and T cells that are attacking ‘self’ or healthy tissue. In addition, we use our platform to discover the specific disease antigens to which these TCRs bind. We have generated data in select autoimmune indications, such as multiple sclerosis (“MS”) and type 1 diabetes (“T1D”). In each of these indications, we have successfully identified the subset of autoreactive TCRs that are likely causing these devastating diseases. The discovery of these autoreactive TCRs and the antigens to which they bind is core to our immune medicine discovery capabilities and proprietary data generation.

Selected 2025 Results

In 2025, our revenue was $277.0 million, compared to $179.0 million in 2024. The increase was primarily driven by the MRD business, which grew $66.8 million. In 2025, net cash used in operations was $46.0 million, as compared to $95.2 million in 2024, representing a reduction of 52%. As of December 31, 2025, cash, cash equivalents and marketable securities was $227.2 million, excluding $13.1 million of cash held by Digital Biotechnologies, Inc.

MRD Business Highlights

•
Total MRD revenue in 2025 was $212.3 million, representing 46% growth from 2024. We grew clonoSEQ test volume to 105,587 tests delivered, an increase of 39% year-over-year.
•
Payor coverage has expanded to over 300 million lives in ALL and MM, over 270 million lives in CLL and over 90 million lives in DLBCL. In addition, we obtained Medicare coverage for recurrence monitoring in MCL.

•
clonoSEQ MRD testing has now been enabled in 173 sites on the Epic System Corporation's (“Epic”) comprehensive electronic medical record (“EMR”) system, through Flatiron Health, Inc.'s (“Flatiron”) OncoEMR® and on other EMRs to enable easier test workflow and follow-up to facilitate more routine access to patients.
•
Our clonoSEQ assay was used in more than 180 active trials being conducted by over 40 biopharmaceutical partners, including over 100 trials where MRD is a clinical endpoint (19 of which use MRD as a primary endpoint).

IM Business Highlights

•
In December 2025, we entered into two non-exclusive agreements with Pfizer Inc. (“Pfizer”) to leverage proprietary TCR discovery platform and its large‑scale immune receptor–antigen mapping datasets to accelerate therapeutic research in rheumatoid arthritis (“RA”) and broader immunology applications.
•
We continued to increase the amount of paired TCRs to antigens from over two million to over five million, spanning over 20,000 antigens and nearly 50 HLA types.
•
In autoimmunity, we completed a preclinical data package for our TCR-depleting antibody program in ankylosing spondylitis. We have since discontinued investments in this program to prioritize investments in data development and diagnostics.

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

Our platform combines a suite of proprietary chemistry, computational biology and machine learning to generate clinical immunomics data to decode the adaptive immune system. It extracts and interprets insights from the adaptive immune system with the scale, precision and speed required to enable the design of clinical products tailored to the specific genetics of each patient’s immune system.

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
o
Human leukocyte antigen (“HLA”)-presented disease specific antigens. By applying proprietary screening methods, we can identify TCRs which cluster around a presumably identical HLA-presented antigen and identify that antigen by a process we call “de-orphanization.” Our massive database of TCRs and healthy control samples enables us to rapidly confirm whether such antigens are disease-specific, even if the antigen or its relationship to the disease was previously unknown.
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

The Technology

clonoSEQ leverages our next-generation sequencing-based platform to sequence the patient's immune repertoire (B cells and/or T cells) with the goal of identifying and quantifying malignant B cells or T cells. The testing process begins with analysis of a high disease burden sample (typically bone marrow, blood or tissue) collected at the time of a patient's initial diagnosis or relapse. This sample is used to identify the patient-specific sequence(s) that are associated with the malignancy. We do this by assessing the distribution and frequency of sequences found on the B cell or T cell receptors present in the sample and "tagging" the sequences that meet our validated criteria. Once we have tagged the relevant disease-associated sequence(s) for a given patient, they can be used as a unique "bar code" to track the presence and level of disease burden for that patient over time. Our ability to identify this unique “bar code” is what we believe separates clonoSEQ from other assays identifying MRD at high degrees of sensitivity and allowing a detection of one cancer cell among a million healthy cells.

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

Clinical Utility

For both clinical diagnostic testing and drug development, clinical data is core to the value of clonoSEQ as a decision-making tool, empowering clinicians to select the best patient treatment options based on MRD status and enabling biopharmaceutical companies to optimize the application of novel therapies. Some examples of recent expanded clinical use cases and advances in drug development efforts by our biopharmaceutical partners include:

•
Data from MIDAS, a randomized Phase 3 study of 718 transplant-eligible multiple myeloma patients, indicate that patients who are MRD-negative by clonoSEQ can safely forgo upfront transplant without compromising depth of response. In the study, MRD was evaluated by clonoSEQ after 6 induction cycles with isatuximab, carfilzomib, lenalidomide and dexamethasone (IsaKRD). Patients achieving post-induction MRD negativity at a threshold of 10−5 by clonoSEQ were randomized to either 6 additional cycles of IsaKRD (Arm A) or autologous stem cell transplantation (ASCT) followed by 2 cycles of IsaKRD (Arm B), followed by lenalidomide maintenance. The authors reported that MRD negativity rates at 10−6 before maintenance were not significantly different between the transplant-based approach (Arm A) and IsaKRD consolidation alone (Arm B). These data were presented at the European Hematology Association (EHA) annual meeting in 2025 in an oral session titled “Minimal residual disease-driven strategy following isatuximab-carfilzomib-lenalidomide-dexamethasone induction in transplant-eligible newly diagnosed multiple myeloma: Primary endpoints of the phase 3 MIDAS trial.” The study represents the first large prospective dataset supporting MRD-guided decision-making in myeloma.

•
The Phase 2 EndRAD study evaluated the use of clonoSEQ MRD status prior to allogeneic hematopoietic cell transplantation (HCT) to guide the selection of non-total body irradiation (TBI) conditioning approaches to reduce long-term toxicities in children and young adults with B-cell acute lymphoblastic leukemia (B-ALL), without compromising outcomes. The study, which was presented at the 2025 American Society of Hematology (ASH) annual meeting in an oral presentation, shows outstanding event-free and overall survival outcomes in 51 patients who were MRD negative by clonoSEQ and received a non-TBI regimen. The study also enrolled a comparator cohort who received TBI and shows equivalent survival in clonoSEQ MRD-negative patients who received TBI (the current standard of care) compared to non-TBI approaches.
•
The Phase 3 MajesTEC-3 study demonstrated the efficacy of teclistamab plus daratumumab and hyaluronidase-fihj as early as second line for patients with relapsed/refractory multiple myeloma (RRMM). The data were presented as a late-breaking oral presentation at the 2025 American Society of Hematology (ASH) Annual Meeting and simultaneously published in the New England Journal of Medicine (Costa et al, 2025). In the study, which compared teclistimab-daratumumab to daratumumab plus dexamethasone and either pomalidomide (DPd) or bortezomib (DVd), minimal residual disease negativity rates as assessed by clonoSEQ at a threshold of 10-5 were shown to be significantly higher in the teclistimab-daratumumab group (58.4%) compared to the control group (17.1%). MRD negativity rates were once again demonstrated to be correlated with progression-free survival (PFS), as patients in the teclistimab-daratumumab group had significantly longer PFS than those in the control group.

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

Our clinical penetration of the patient opportunity with clonoSEQ has grown over the years in each indication. As of December 31, 2025, we believe our penetration in the United States was as follows1:

ALL	MM	CLL	DLBCL	MCL
31%	14%	8%	3%	11%

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

Adoption Strategy

We have a multi-pronged strategy to deepen penetration of clonoSEQ and improve our commercial and operational infrastructure through efforts to:

•
Increase clinical testing in blood to facilitate adoption for clinicians in the community setting and increase frequency of testing across treatment settings. Testing with blood is less invasive for patients and less expensive as compared to MRD testing from bone marrow samples. Therefore, blood-based MRD testing may enable more frequent monitoring of patients over longer periods of time. We believe continued validation of clonoSEQ in blood will increase usage, particularly by clinicians in the community setting who perform fewer bone marrow aspirations. Most recently, a study reported at the International Myeloma Society Meeting in 2025 demonstrated that circulating tumor DNA detected by clonoSEQ in blood of MM patients demonstrates high specificity and positive predictive value relative to bone marrow MRD, with strong correlation to markers of tumor burden and response status.
•
Expand clonoSEQ in NHL. With the end goal of clonoSEQ becoming a universal MRD test for all lymphoid malignancies, we have developed a robust lifecycle development plan to generate sufficient clinical evidence to support increased adoption across lymphoid malignancies. NHL is a key area of focus for us, as it represents approximately 50% of all newly diagnosed patients with lymphoid malignancies in the U.S. DLBCL and MCL, our two current commercially promoted and Medicare-covered NHL subtypes, represent approximately 30% and 6% of NHL patients, respectively. Going forward, we will continue to generate data demonstrating the clinical utility of clonoSEQ in these and other NHL subtypes, and we will aim to further develop the emerging market for MRD testing for both clinical and biopharmaceutical use cases.
•
Expand patient use cases by continuing to generate clinical evidence in clonoSEQ utility throughout the patient continuum of care. clonoSEQ MRD testing has the potential to inform patient management and support drug development in a wide range of contexts and at multiple time points, both for newly diagnosed and relapsed/refractory patients and both during and after treatment. In addition to expanding the indications for which clonoSEQ has shown clinical utility, our evidence generation strategy also addresses the goal of expanding patient use cases within existing promoted indications. Our strategy for expanding use cases is informed by provider and biopharmaceutical feedback on current unmet needs as well as by the evolving treatment landscape. For example, in MM, patients have traditionally been prescribed indefinite maintenance therapy; however, in recent years, novel treatment regimens are enabling newly diagnosed patients to achieve deeper and more sustained responses, which has increased provider interest in offering patients time off therapy, such as in the MIDAS study which included 718 patients and demonstrated that MRD-negative patients can safely forgo upfront transplant without compromising depth of response. To address this emerging trend, Adaptive and its collaborators have generated and will continue to generate data demonstrating the role of clonoSEQ to determine which patients can safely discontinue treatment and to monitor patients in treatment-free remission.
•
Enhance customer experience with EMR integrations. In October 2022, we entered into a partnership with Epic to integrate clonoSEQ into Epic’s EMR system, which we believe will enable easier test ordering and results access for the clonoSEQ test. As of December 2025, clonoSEQ is integrated into the Epic instances at 54 customer sites. In 2024, we entered into a partnership with Flatiron, a leading provider of electronic health records software and services for community oncology, to integrate clonoSEQ into Flatiron’s OncoEMR system, which we launched in July 2025, enabling 113 customer sites. Through 2026, we expect to integrate more Epic sites and continue to improve usability by configuring within sites to reduce order to test result complexity.

The strategies described above are geared toward driving adoption of clonoSEQ in the U.S., where reimbursement is well-established. Opportunities to expand clinical MRD testing using clonoSEQ also exist outside the U.S., although reimbursement for NGS MRD remains in nascent stages in most non-U.S. markets. We have secured In vitro Diagnostic Medical Device Regulation (“IVDR”) certification for the clonoSEQ assay to facilitate use of the assay in Europe, and we have licensed our technology to academic and commercial partner labs in Europe, Australia and Japan as a means to make clonoSEQ available locally, primarily for research purposes though some limited clinical testing is available in selected regions. In 2026, we expect to make progress by obtaining necessary regulatory approval to enable clonoSEQ testing in Canada. As our non-U.S. market access efforts continue to progress, we also anticipate expanding clinical use with our current lab partners in several countries.

Reimbursement

In January 2019, clonoSEQ received Medicare coverage aligned with the FDA label and National Comprehensive Cancer Network (“NCCN”) guidelines for longitudinal monitoring in MM and ALL. clonoSEQ is now incorporated in NCCN guidelines and used by all 33 NCCN cancer centers. Over the years since, we have secured additional payor coverage for clonoSEQ aligned with our FDA label with Medicare, national private payors and large regional plans, expanding coverage to over 300 million covered lives for ALL and MM, over 270 million covered lives for CLL and over 90 million covered lives for DLBCL.

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

In January 2023, clonoSEQ was granted a Proprietary Laboratory Analysis (“PLA”) code. The code was routed to Medicare’s gapfill pricing process in 2023, and this process was completed in 2024. The clonoSEQ PLA code was published on Medicare’s Clinical Laboratory Fee Schedule (“CLFS”) with a price of $2,007, effective January 2025. This price represents a 17% increase over our previously determined Medicare rate. Correspondingly, our Medicare episode rate for clonoSEQ was increased from $6,870 to $8,029.

In April 2025, clonoSEQ received expanded coverage in MCL to include single time point testing to monitor for recurrence in patients with a history of MCL. Under the expanded coverage decision, patients who have completed treatment are now covered to receive clonoSEQ testing every six months for up to five years during treatment-free remission and annual testing thereafter until disease recurrence is detected. We believe this coverage may establish a framework for potential expanded coverage of surveillance testing in other Medicare-covered clonoSEQ indications.

We continue to enhance our average selling price for clonoSEQ as we are increasing our investments in revenue cycle management in areas related to prior authorizations and reimbursement appeals. Further, we will continue to sign new contracts with private payors who are not currently contracted with us and improve contracted rates for existing contracted private payors over time.

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

MRD Pharma

MRD Pharma focuses on offering our clonoSEQ assay to biopharmaceutical partners to advance drug development efforts. Through 2025, clonoSEQ was being used by over 40 biopharmaceutical companies in more than 180 active trials and is used as a clinical endpoint in over 100 of these studies.

In April 2024, FDA’s Oncologic Drug Advisory Committee (“ODAC”) voted unanimously in favor of the use of MRD as a primary endpoint to support the accelerated approval of new therapies for patients with MM. ODAC’s recommendation has the potential to accelerate MM patient access to novel therapies and to reduce drug development costs. clonoSEQ is the only FDA-cleared MRD assay for patients with MM; it is also the singular assay that can consistently deliver the sensitivity and standardization needed to meet the FDA’s performance standards. In January of 2026, the FDA released draft guidance on the use of MRD in MM as a primary endpoint. We believe these developments continue to distinguish clonoSEQ as a leading assay for lymphoid malignancy drug developers.

Immune Medicine Business

The IM business is powered by our immunosequencing technology, which enables us to tap into the vast diversity of the immune repertoire with unparalleled scale and specificity. This approach uses multiplex, bias‑controlled PCR to accurately and quantitatively sequence, map, pair and characterize millions of TCRs and BCRs. These capabilities and the underlying data we generate allow us to offer an expanding suite of solutions to potential research and development partners:

•
Immunosequencing Services – For over a decade, we have provided core immune repertoire sequencing capabilities that deliver rich immune receptor data to support academic and biopharmaceutical customers in drug development programs.
•
Data Licensing – We offer access to our proprietary datasets matching paired TCRs to antigens across more than 20,000 diverse antigens and nearly 50 HLA types. To date, we have generated more than 5,000,000 TCR-antigen matches. The size and quality of this data enables current and future partners to develop and train their own artificial intelligence (“AI”) and machine learning models.
•
TCR-Antigen Prediction Models – Partners can leverage our proprietary TCR-antigen AI prediction models for specific research and development applications spanning a variety of immunology and therapeutic areas.
•
Target Discovery – Using our demonstrated ability to discover disease driving targets including in MS, T1D and ankylosing spondylitis, we can apply our standardized approach and leverage our sequencing and immunology capabilities to identify TCRs using samples by a given partner (e.g. in rheumatoid arthritis) to inform target identification and downstream therapeutic development.

As we continue to monetize these offerings, we plan to evaluate opportunities to apply these same capabilities to develop our own clinical diagnostics in areas such as autoimmunity.

Our Competitive Strengths

We harness the inherent biology of the adaptive immune system to develop clinical products and services that improve human health by leveraging our core competitive strengths.

•
Our clonoSEQ test is the only NGS based assay with broad reimbursement in the U.S. used to monitor MRD in multiple lymphoid malignancies that can obtain a sensitivity of detection of 1 in 1,000,000 cancer cells. This uniquely positions us to continue to gain clinical adoption in diagnostic testing for hematologic malignancies. Actionability of clonoSEQ for tailoring treatment decisions in patients with MCL, CLL, MM and ALL continued to be demonstrated as referenced in over 90 abstracts at the most recent ASH meeting in December of 2025.
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
•
Our proprietary immune medicine technologies and computational biology capabilities provide a robust product development engine. We are using the adaptive immune system to build a dynamic clinical immunomics database that is machine learning/AI-enabled. We translate the natural capabilities of the immune system into the clinic by capturing the millions of diverse unique receptors present in a patient’s blood. The combination of our large, quality data and our ability to generate additional insights creates a data foundation which we will continue to leverage to accelerate our product research and development efforts that may have applicability across both of our business segments and lead to robust product development capabilities.
•
Strong intellectual property protects our immune medicine platform and its applications. As of December 31, 2025, we had 416 issued and allowed patents and 64 pending patent applications, covering improvements in sequencing methods and new ways to leverage adaptive immune receptors for our MRD and IM business areas.
•
We are well capitalized and believe we are on a path to profitability. As of December 31, 2025, we had $227.2 million in cash, cash equivalents and marketable securities, excluding $13.1 million of cash held by Digital Biotechnologies, Inc. In 2025, we focused on continuing to gain operating leverage across our business as our revenue grew, particularly in our MRD segment. We have a pathway to deliver profitability across our business.

Significant Agreements

Revenue Interest Purchase Agreement

In September 2022, we entered into a Revenue Interest Purchase Agreement (the “Purchase Agreement”) with OrbiMed Royalty & Credit Opportunities IV, LP (“OrbiMed”), an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchasers”). Pursuant to the Purchase Agreement, we received $124.4 million from the Purchasers (the “Purchaser Payment”), net of expenses. To secure our obligations under the Purchase Agreement, we and our subsidiaries have granted OrbiMed a security interest in our core platform technology assets, subject to certain customary exclusions, as defined in the Purchase Agreement.

As consideration for such payments, the Purchasers have a right to receive certain revenue interests (the “Revenue Interests”) from us based on a percentage (the “Applicable Payment Percentage”) of all GAAP revenue (the “Revenue Base”). The Applicable Payment Percentage is five percent of the quarterly Revenue Base. Payments in respect of the Revenue Interests shall be made quarterly within 45 days following the end of each fiscal quarter (each, a “Revenue Interest Payment”). If OrbiMed has not received Revenue Interest Payments in the aggregate equal to or greater than the Purchaser Payment on or prior to September 12, 2028, the revenue interest rate shall be increased to a rate which, if applied retroactively to our cumulative Revenue Base, would have resulted in Revenue Interest Payments equal to the Purchaser Payment.

OrbiMed will be entitled to 100% of the Revenue Interest Payments until it has received a total cumulative value of 165% of the Purchaser Payment (the “Return Cap”), unless full repayment of the amount of the Return Cap has not been made by September 12, 2032, in which case the Return Cap shall be increased to 175% of the Purchaser Payment.

We incurred interest expense of $11.8 million, $11.6 million and $13.8 million under the Purchase Agreement for the year ended December 31, 2025, 2024 and 2023, respectively.

Processing and Manufacturing

We process both clinical and research use samples in our laboratory in Seattle, Washington. Our Seattle laboratory is CLIA-certified, CLEP-certified, College of American Pathologists (“CAP”)-accredited and International Organization for Standardization (“ISO”) 13485-certified, and IVDR-certified. After we intake samples sent to us from healthcare providers or research and biopharmaceutical customers, we extract DNA from the sample, if required, amplify it and otherwise prepare it for our sequencing and data analysis. Throughout our processes, we apply a rigorous quality management system, which is designed to comply with the Quality System Regulation (“QSR”) and the requirements of the Clinical Laboratory Improvements Amendment of 1988 (“CLIA”), CAP and other applicable state licensing and accreditation requirements.

In order to process and sequence immune receptors in samples submitted to us, we utilize a combination of proprietary primer mixes and commercial materials, including a multiplex PCR master mix, enzymes, high throughput multi-cycle sequencing reagents and other materials, which we obtain and assemble as needed from various third-party vendors on customary terms. A number of our processing steps utilize automated equipment to help ensure consistency and efficiency. Sequencing is performed using the Illumina NextSeq and NovaSeq X Plus systems, which we have appropriately qualified for the intended uses of our products and services. In the second half of 2025, we operationalized the NovaSeq X Plus sequencers for use for our clonoSEQ clinical testing and expect to transition all of our MRD testing to the NovaSeq X Plus over the next two years.

For our TCR-antigen binding and immunoSEQ testing services, we conduct our operations at our laboratories in Seattle, Washington and South San Francisco, California. These laboratories have cell sorting, tissue culture and other processing equipment.

We use a limited number of suppliers, or in some cases, single suppliers, for our laboratory equipment and materials. We manage this concentration risk by targeting or building to levels of surplus stock that, we believe, would allow us to locate alternative suppliers, if needed. However, if one of our suppliers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers and may face delays in processing samples or developing and commercializing our products and services. For example, we have purchased the Illumina NextSeq and NovaSeq X Plus systems, and Illumina, Inc. (“Illumina”) also supplies us with reagents that have been designed for use solely with this sequencer. While we acquire these reagents from Illumina on customary terms, if we had to replace the reagents we use, we may also need to acquire and qualify a replacement sequencer, validate the reagents and potentially revalidate aspects of our existing assays.

Intellectual Property

We have an extensive global portfolio of intellectual property rights to protect our immune medicine platform, the products and services that draw on it and our reputation in the industry.

As of December 31, 2025, we owned or controlled 416 active issued patents and 64 patent applications whose claims are intended to cover what we do, what we plan to do and what others might do to compete with us. From our earliest patent filings in 2009, our portfolio has been tailored to reflect our efforts to harness the adaptive immune system for research, diagnostic and therapeutic applications. Our patent claims extend to not only adaptive immune receptor molecules, but also to uniquely powerful techniques for sequencing immune cell receptors, determining clonality and immune competency, diagnosing disease, predicting responses to immunotherapy and identifying new drug candidates. Our granted patent protection generally expires in years ranging from 2029 to 2042.

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

Intellectual Property Portfolio by the Numbers

As of December 31, 2025, our intellectual property portfolio consisted of the following:

•
64 pending patent applications;
•
416 issued and allowed patents;
•
17 patent families directed to methods and tools useful in our immune medicine platform for non-target specific immunosequencing and research, including pairSEQ;

•
15 patent families directed to methods and tools useful in diagnosis, prognosis and disease monitoring, including clonoSEQ and MIRA;
•
8 patent families directed to therapeutic antibodies and peptides, including SARS-CoV-2 antibodies and peptide-major histocompatibility complex (pMHC) for treating MS;
•
6 patent families directed to disease-specific TCRs useful for diagnosis, prognosis and treatment of diseases, such as Lyme disease and Crohn's disease; and
•
3 patent families directed to gene sequencing technology.

Patent Portfolio

We have developed an expansive patent portfolio in commercially important markets with claims to critical aspects of our technology, beginning with our first patent application exclusively licensed from Fred Hutchinson Cancer Research Center (“Fred Hutch”) in 2009. Our ongoing patent strategy is to generate a return on our patenting investments, which values substantive quality over volume to build a defensible moat around technology we use as well as what others might develop to design around our position.

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

Methods of Measuring Adaptive Immunity

In 2009, a U.S. provisional patent application was filed to pursue protection for immunosequencing by our co-founder, Dr. Harlan Robins. The invention broadly relates to methods for assessing the adaptive immune system status of individuals. Rearranged V and J segment genes of TCRs or BCRs are targeted as biomarkers for assessing the status of the immune system at one or more points in time. Granted claims cover the use of particular sets of amplification primers and methods of providing diagnostic assessment of immunocompetence in a solid organ transplant recipient undergoing immune suppressive therapy. This technology is licensed exclusively to us by Fred Hutch.

Optimizing Nucleic Acid Amplification Reactions

Amplification of nucleic acids can result in over- or under-representation of the amplified molecules, misrepresenting the number present in the source material, such as a blood sample. Dr. Robins invented a method to correct for such bias, thereby improving the precision of PCR-based quantification of TCR and BCR coding sequences in a sample. The claimed approach utilizes synthetic templates, reflecting nucleic acid sequences for rearranged V and J receptor segments in the sampled cells. This technology is protected with granted patents, including U.S. Patent Nos. 9,371,558 and 10,214,770.

Diagnosing and Monitoring Disease

In connection with our acquisition (“Sequenta Acquisition”) of Sequenta, Inc. (“Sequenta”) in 2015, we purchased Sequenta’s extensive patent portfolio. The portfolio includes patent applications which disclose and claim methods to identify and quantify T cell-based immune responses to antigen exposure using NGS. TCR and BCR DNA, ribonucleic acid or cell-free DNA from samples, including blood and bone marrow, are used to detect, prognose and monitor disease, including autoimmune disease, infection and cancer. This technology is protected with granted patents, including U.S. Patent Nos. 8,628,927 and 8,236,503.

Our diagnostic methods also apply to the detection of MRD (the target of our B cell-based clonoSEQ diagnostic test for assessing how disease burden changes in response to treatment or during remission) and T-Detect (our T cell-based diagnostic tests). Multiple patents have been granted from additional applications relating to MRD assessment, diagnostic methods and diagnostically significant TCRs filed by us, including U.S. Patent Nos. 9,824,179 and 11,047,008. We have obtained patents to TCR-based diagnostic signals in specific indications, including COVID-19 and Lyme disease.

TCR-Antigen Binding

We continue to make significant progress in our understanding of the T-cell mediated response across different indications. We have obtained patents covering methods to produce antigen-exposed enriched T cell populations and identify their antigen specificities by comparison to a pre-exposure population of cells or by use of an algorithm. We have also obtained additional patents relating to algorithmic-based methods to characterize antigen specificities.

MIRA

We developed and have obtained patent protection for bioinformatic-based methods to determine the antigen specificity of TCRs by exposing T cells to a panel of multiple antigens. Antigen exposure can be performed by incubation or presentation; for example, it can be performed via recombinant expression in another cell. These methods may also be used to pair the two TCR chains as well as to identify high avidity TCRs. Several patents have been granted as of December 31, 2025, including U.S. Patent No. 10,066,265.

pairSEQ

In nature, TCRs and BCRs exist as a heterodimer of paired chains, each of which is encoded on a different chromosome. Immunosequencing reveals the nucleotide structure of each individual chain, but not which chains match as cognate pairs. We developed and have obtained patent protection for multiple bioinformatic-based approaches to pairing the two chains of TCRs and BCRs, including one deployed in our pairSEQ technique. Our methods also allow for identification of receptor chain pairs which are specific to particular antigen targets. Granted patents covering this technology include U.S. Patent No. 10,077,478.

Assessing Responsiveness to Immunotherapy

Leveraging our immunosequencing technologies, we developed methods for predicting responses to immunotherapy, vaccines and infection. To those ends, rearranged TCR or BCR sequences are quantified and their levels or frequencies compared at different points in time. Extensive patent protection has been obtained abroad and in the U.S., including U.S. Patent No. 10,221,461.

In-Licensed and Acquired Intellectual Property Rights

While we have developed the majority of our immune medicine platform, products and services, we occasionally license or acquire third-party owned inventions to bolster the strength of our patent estate and ensure freedom to operate.

Early work by Dr. Robins with Fred Hutch led to discoveries around immunosequencing methods and tools covered by multiple patents and patent applications in the U.S. and abroad which we exclusively licensed. Our rights are for all fields of use worldwide and are sublicensable. To the extent any licensed granted patent rights extend to products or services sold by us, we pay Fred Hutch a royalty rate of 0.75% of net sales on licensed products.

Through our Sequenta Acquisition, we also obtained an exclusive paid-up license, with rights to sublicense, to patents filed in the U.S., Europe, Australia and China owned by iRepertoire, Inc. The license is for worldwide use in diagnosis, prognosis, treatment and monitoring of any proliferative disorder for which rearranged nucleic acids capable of encoding an immune receptor of a cell, excluding tumor infiltrating lymphocytes, of the proliferative disorder can be used as markers for the disorder, including, but not limited to, lymphoid and myeloid proliferative disorders, such as ALL, CLL, acute myeloid leukemia, chronic myelogenous leukemia, Hodgkin’s and NHL, plasma cell neoplasms, such as MM, monoclonal gammopathy of undetermined significance, monoclonal B cell lymphocytosis and myelodysplastic syndromes.

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

Competition

The biotechnology and pharmaceutical industries, including the fields of clinical diagnostics, life sciences research and drug discovery, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. Given the breadth and promise of immune medicine, we face substantial competition from many different sources, including life sciences tools, diagnostics, pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions across various components of our platform and product and service offerings. Due to the significant interest and growth in immune medicine more broadly, we expect the intensity of the competition to increase. However, we believe our scale, precision and speed, and the resulting clinical applicability, distinguish us from our competitors. The MRD business also benefits from an established commercial footprint and reputation in our target market, our demonstrated regulatory and reimbursement know-how and our extensive patent portfolio.

In clinical diagnostics, clonoSEQ faces competition primarily from customers utilizing either conventional and next-generation flow cytometry in-house or via a reference lab or contract research organization. We also face emerging competition from new market entrants developing and commercializing blood-based tools for disease monitoring based on protein, circulating tumor DNA or circulating tumor cells. Other future competitors that elect to develop and commercialize their products for lymphoid malignancies may include companies marketing early cancer detection testing products for indications that do not currently compete with clonoSEQ, such as methods for MRD assessment directed at solid tumors.

Immune medicine is being pursued by several biotechnology companies as well as by large-cap biopharmaceutical companies. Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, regulatory approval and compliance than we do. Mergers and acquisitions involving life sciences research and clinical diagnostics companies in the immune medicine space may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and in acquiring technologies complementary to, or necessary for, our programs.

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

Clinical Diagnostics in the U.S.

Our first diagnostic product, clonoSEQ, was granted marketing authorization by the FDA for the detection and monitoring of MRD in bone marrow samples in patients with MM and ALL under the de novo process in September 2018, which classified clonoSEQ and future DNA-based tests to measure MRD in hematological malignancies as Class II devices, as explained further below. In August 2020, we received FDA clearance for clonoSEQ, following a 510(k) submission, for CLL in bone marrow as well as blood samples. We also received FDA clearance in 2021 for ALL from blood samples, launched in DLBCL and MCL, subtypes of NHL, under CLIA as an LDT and are actively advancing validation studies in certain other NHL sub-types such as CTCL.

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

Position outside of the United States

In the European Union (“EU”), IVDs can be placed on the market by obtaining a “CE mark,” which demonstrates conformity via a self-certification with the In vitro Diagnostic Medical Device Directive (“IVDD”). On May 26, 2017, the EU released a new regulatory framework, the IVDR, which will replace the IVDD. clonoSEQ obtained a CE mark in May 2019 for all B-cell malignancies with blood and bone marrow, and in August 2024, we announced that clonoSEQ received IVDR 2017/746 Class C risk certification issued by the Notified Body (BSI), which will be a requirement as of May 2026. The IVDR requires, among other things, that clonoSEQ meet conformity assessments, performance evaluations, and performance studies to improve health and safety and adopt a systematic post-market surveillance plan and report that includes the manufacturer’s trend reporting.

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

On May 6, 2024, the FDA issued a final rule that amended the definition of IVDs in its regulations to state that IVDs are medical devices under the FDCA including when the manufacturer of the IVD is a laboratory (the “LDT Final Rule”). The FDA proposed to phase out its general enforcement discretion for LDTs over a four-year period, subject to targeted enforcement discretion policies. LDTs that do not fall within the final rule’s targeted enforcement discretion policies are expected to comply with certain medical device regulatory requirements such as medical device reporting and complaint handling requirements beginning on May 6, 2025, and other requirements such as registration and listing and premarket authorization, among others, will become phased in over the next three years.

On the legislative front, Congress introduced the Verifying Accurate Leading-edge IVCT Development Act (“VALID Act”) several times to establish a framework for the FDA to oversee marketing of in vitro clinical tests (“IVCTs”), such as test kits and LDTs. Under this proposed legislation, the FDA would oversee IVCTs, by requiring premarket review for high-risk IVCTs which expose patients to serious or irreversible harm, requiring abbreviated premarket review or technology certification for new moderate-risk IVCTs, and exempting low-risk IVCTs from premarket review. If enacted, certain categories of LDTs would have been grandfathered and exempt from certain regulatory requirements including premarket review, labeling requirements, test design requirements and quality requirements. The VALID Act bill has yet to be passed in any form.

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

In addition to laws that directly impose privacy and data protection obligations on companies, there is also a growing interest in laws and regulations that govern data areas that are related to, but not completely related to data privacy. One area of these laws relates to use and testing of genetic and genomic data. In addition to the federal Genetic Information Nondiscrimination Act, there are a number of state laws that have recently passed (e.g., the California Genetic Information Privacy Act) and that continue to make appearances on states’ legislative schedules. There have been similar draft bills at the state level that would regulate machine learning, AI, the Internet of Things, and human specimen use.

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

In response to the advancements in AI and machine learning, there are also global efforts to regulate the use of these technologies. One prominent law that has been finalized is the European Union's AI Act.

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

Coverage and Reimbursement Generally

Reimbursement and billing requirements of applicable laws and payors for diagnostic services are highly complex and subject to change. Laboratories must bill various payors, such as private third-party payors, including managed care organizations (“MCO”) and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Depending on the reimbursement arrangement and applicable law, the party that reimburses us for our services may be a third party who provides coverage to the patient, such as an insurance company or MCO, a state or federal healthcare program, or the patient. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. As such, we are at risk of being paid less or no part of our price for our products for reasons including:

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

As of December 31, 2025, we had 624 full-time employees of which 94 hold medical or doctoral degrees. None of our employees are subject to a collective bargaining agreement and we have not experienced any work stoppages. We believe relations with our employees are good.

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

We also strive to provide compensation, benefits and incentives that will both attract and retain talented employees. Our total rewards package includes market-competitive base pay, performance-based short-term incentives, health care, retirement benefits, paid time off, family leave and access to a variety of health and wellness resources. Additionally, we offer employees recurring equity grants to reinforce a sense of “shared ownership, shared success.”

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

Available Information

We maintain a website at www.adaptivebiotech.com. The contents of our website are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K. We make available, free of charge on our website, access to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission (“SEC”). Investors and others should note that we announce material financial information to our investors using our investor relations website (http://investors.adaptivebiotech.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on social media channels.

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
•
our expected and potential reliance on biopharmaceutical collaborators for development and clinical testing of drug candidates, which may fail at any time due to a number of possible unforeseen events;
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

We have incurred significant losses since our inception. For the year ended December 31, 2025, 2024 and 2023, we incurred a net loss of $59.5 million, $159.6 million, and $225.3 million, respectively. As of December 31, 2025, we had an accumulated deficit of $1.4 billion. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering and follow-on offering, revenue and transactions pursuant to the Purchase Agreement. We expect to continue to incur significant expenses and operating losses as we continue to invest in the development of products and services utilizing our immune medicine platform to support the validation of additional products and services. We will need to generate significant additional revenue to achieve and sustain profitability.

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
•
our ability to obtain positive coverage decisions for our tests from additional commercial payors;
•
the timing of upfront payments from our customers and collaborators;
•
our ability and that of our collaborators to develop and successfully commercialize products, including drug candidates;
•
our ability to achieve collaboration-based milestones on currently contemplated timelines, or at all;
•
availability, extent and pricing of reimbursement by governmental and private payors for our products;
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
•
business interruptions such as laboratory disruptions, power outages, strikes, acts of terrorism or natural disasters; and
•
our ability to use our net operating loss (“NOL”) carryforwards to offset future taxable income.

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

Our strategy is to leverage our immune medicine platform to discover, develop and potentially commercialize additional products and services to diagnose and treat various disease states. In particular, for clonoSEQ we are attempting to generate sufficient clinical evidence to support the utility of MRD in additional lymphoid cancers beyond ALL, MM, CLL, DLBCL and MCL while also demonstrating the clinical utility of blood as a sample type for all lymphoid cancers. If we are unable to generate compelling evidence supporting clonoSEQ use in other indications or sample types, we may not succeed in expanding our clonoSEQ product platform.

In our immune medicine business, our focus on immune-repertoire sequencing, target antigen discovery, data licensing and TCR-antigen prediction models faces significant challenges in the identification, validation, development and adoption of products and services. If we are unable to discover novel targets for our collaborators or demonstrate the value in our datasets and models, we may not succeed in developing, offering and commercializing new products and services and growing our immune medicine business.

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

We are seeking to leverage our immune medicine platform to develop a pipeline of future disease-specific research and diagnostic products. For example, we continually expand our immunomics database and TCR-antigen binding with a view toward advancing target antigen discovery to enable our collaborators to develop therapeutics.

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

For example, we have purchased and rely on the Illumina NextSeq System and the NovaSeq X Plus System. Illumina supplies us with reagents that have been designed for use solely with these sequencers and Illumina is the sole provider of maintenance and repair services for the Illumina NextSeq System and the NovaSeq X Plus System. We also license our laboratory information management software from Illumina and receive services from Illumina related to that software. In addition, Illumina is not obligated to meet all of our requirements for reagent supply. In the event Illumina ceases or slows its production of, or is otherwise unwilling or unable to continue to supply the sequencer reagents necessary for and currently used in our business at or near current pricing, we may be required to purchase different reagents from Illumina or to purchase from a different reagent vendor under terms and conditions which could be less favorable to us. Any disruption in Illumina’s operations or the suppliers of our reagents, materials or other equipment could impact our ability to do business.

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

Our efforts to develop products leveraging our TCR-antigen binding data may not be successful, and it may not yield the insights that we expect or on a timetable that allows development or commercialization of new products or services.

We are using our immunosequencing capabilities, proprietary computational analyses and machine learning models to map and computationally predict at scale binding of TCR sequences to disease antigens, which we believe has multiple high-value therapeutic applications and is relevant to our drug discovery work. However, we may not be successful in developing a sufficiently comprehensive data set or the performance of our ‘digital’ TCR-antigen prediction models may be insufficient for any number of reasons, which may include difficulty in validating signals and challenges in making progress toward algorithmic-based methods that accurately define TCR-antigen signatures of disease. In addition, we may not succeed in accelerating the development of a ‘digital’ TCR-antigen binding prediction model that will allow us to achieve our business goals in a timetable that is commercially viable for our products or our collaborators’ products, or at all. As we continue to grow our immunomics database and advance our prediction modeling activities, we may be unable to translate these efforts into commercialization opportunities. Moreover, as our collaboration activities under the Microsoft Agreement have concluded, we may be less successful in pursuing these opportunities in the future.

If the performance of our computational and machine learning modeling efforts do not meet our expectations or our needs to accurately validate TCR to antigen associations in a reasonable timeframe, our business model may not be commercially viable. Even if we accelerate our efforts, products derived from our platform technologies may have product specific limitations. If we are unable to make meaningful progress in leveraging our prediction models to successfully develop and in the future commercialize new products or services, our business results will be negatively impacted.

We currently use, and in the future expect to continue using, collaborators for several aspects of our operations as well as to commercially leverage our drug discovery platform, and if we cannot maintain current and enter new relationships with collaborators when necessary or desirable to do so, our business will suffer.

We have limited resources to conduct our operations in both the MRD business and IM business areas, and have not yet fully established infrastructure for sales, marketing or distribution in connection with all of our current or future potential products. We have entered into agreements under which our collaborators have provided, and may in the future provide, funding and other resources for developing and potentially commercializing our products and services. For example, we recently entered into two non-exclusive immune receptor data agreements with Pfizer, pursuant to which we will use our immune medicine platform and T-cell biology capabilities to identify disease-causing TCRs as potential therapeutic targets in RA, and Pfizer has sole control over clinical development and commercialization of any products developed under the agreements.

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

We are pursuing potential drug discovery and development opportunities with pharmaceutical companies to develop and commercialize therapeutic products that leverage our immune medicine platform. We may not succeed in discovering targets and our collaborators may not succeed in developing and commercializing therapeutic product candidates, which may cause us not to realize the expected monetary benefits of the collaborations.

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

Trial Design

•
regulatory authorities or ethical review boards, including institutional review boards (“IRBs”), may not authorize commencement of a clinical trial or conduct a clinical trial at a prospective trial site;
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

As of December 31, 2025, we had 624 full-time employees. If demand for our products and services increases in the future, we may need to expand our workforce, commercial infrastructure and laboratory operations to support demand for our products. If we are unable to support fluctuations in the demand for our products and services, including ensuring that we have adequate capacity to meet potential increased demand as well as other customer requirements (such as turnaround time and service level), our business could suffer. Consequently, we may be required to increase the number of employees, including potential contingent employees as needed, to address demand fluctuations. As we and our collaborators commercialize additional products and services, we may need to incorporate new equipment, implement new technology systems and laboratory processes and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher service costs, declining service quality, deteriorating customer service and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and services and could damage our reputation and the prospects for our business.

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

Our success depends on the market’s confidence that we can provide immune-driven research and products and services that improve clinical outcomes, lower healthcare costs and enable better biopharmaceutical development. Failure of our products and services, or those jointly developed with our collaborators, to perform as expected could significantly impair our operating results and our reputation. We believe patients, clinicians, academic institutions and biopharmaceutical companies are likely to be particularly sensitive to defects, errors, inaccuracies, delays and toxicities in or associated with our products and services. Furthermore, inadequate performance of these products or services may result in lower confidence in our immune medicine platform in general.

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

We could be adversely affected if we do not develop our drug discovery and clinical diagnostic products, obtain required regulatory and other clearances, authorizations or approvals, obtain or enforce patents covering our discoveries and launch our products before our competitors. Moreover, our competitors may succeed in developing clinical diagnostics that circumvent our intellectual property rights. Our competitors may succeed in developing and commercializing diagnostic products that are more accurate, more convenient to use or more cost-effective than our products or could prove to be safer, more effective, more convenient to administer or more cost-effective than any products we may develop with our collaborators or that would render our products less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known. For additional information regarding our competition, see the “Business—Competition” section of this Annual Report on Form 10-K.

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

We have completed a technology transfer process for research use and in some cases clinical use of our clonoSEQ assay to certain international sites including but not limited to sites in France, Germany, Italy, the United Kingdom, Spain, Australia, Japan and Israel. In August 2024, clonoSEQ received IVDR certification in the EU, but our collaborators are only beginning to use clonoSEQ as an IVDR-compliant test in local EU clinical trials. We do not know how long we will be able to retain IVDR certification, including if regulatory requirements change or necessitate additional validations or approvals.

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

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

•
increase our sales and marketing efforts to drive market adoption of our life sciences research, immune medicine platform and clinical diagnostics;
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

We have incurred net losses since our inception and we may never achieve or sustain profitability. Generally, losses incurred will carry forward until such losses expire (for losses generated prior to January 1, 2018) or are used to offset future taxable income, if any. Utilization of our NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”) and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through December 31, 2023 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2025. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2025.

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

The marketing, sale and use of our products and services could lead to the filing of product or professional liability claims were someone to allege that our products or services failed to perform as designed or intended. We could also be potentially exposed to claims relating to therapeutic failures of products developed and commercialized by our collaborators. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend. Regardless of merit or eventual outcome, product liability and professional liability claims may result in:

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

The use of AI and machine learning is increasingly being embedded in standard business processes, including in the life sciences and healthcare industries. We use AI and machine learning to assist in a range of business contexts, such as to enhance our operations, technology, prediction models, and internal workflows. We also anticipate AI to be adopted more broadly throughout our organization to manage operational efficiencies, particularly as the technology evolves and improves. However, the use of AI and machine learning presents risks and challenges that could impact our business, including as a result of changing regulations and laws. For example, the improper use of data (including personal information, PHI or confidential information) to train AI algorithms could result in violations of our privacy and confidentiality obligations, jeopardize our intellectual property rights, or put us at risk of violating applicable laws and regulations. Furthermore, AI models may be poorly trained or compromised. This could create output from AI tools that might be flawed without appropriate human oversight, resulting in biased data, misinformation or disinformation or the introduction of cybersecurity threats such as malware. AI practices and machine learning tools used by our commercial partners could present similar risks, and any of these outcomes could have a material adverse effect on our business, results of operations, or financial condition.

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

The insurance coverage and reimbursement status of newly approved products, in a new category of diagnostics, is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for current or future products could limit our ability, and that of our collaborators, to fully commercialize our products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford the clinical diagnostic tests and drug candidates that we and our collaborators plan to develop and sell. In addition, because our clinical diagnostics will represent new approaches to the research, diagnosis, detection and treatment of diseases, we cannot accurately estimate how our products and services, and those jointly created with our collaborators, would be priced, whether reimbursement could be obtained or any potential revenue generated. Sales of our products will depend substantially, both domestically and internationally, on the extent to which the costs of our products and services are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize some of our products or services. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment in any of our products or services. If we adopt a self-pay strategy with respect to any products or services, we may experience similar difficulties in the establishment or maintenance of sufficiently high pricing. Changes in the reimbursement landscape may occur, which are outside of our control, and may impact the commercial viability of our products and services.

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

Moreover, increasing efforts by governmental and third-party payors, in the U.S. and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for newly cleared, authorized or approved devices and medicines and, as a result, they may not cover or provide adequate payment for our clinical diagnostics or the therapies to be sold by us or our collaborators. For example, the U.S. government introduced the Lower Drug Costs Now Act of 2019 to reduce the cost of drugs. This blueprint contains certain measures that HHS is already working to implement. In addition, the NSA is intended to protect patients from “surprise” medical bills resulting from gaps in coverage for services provided by out-of-network providers, such as laboratories, related to patient visits at in-network facilities. The NSA limits the amount out-of-network laboratories may charge a patient for laboratory services ordered during an in-network facility visit and establishes an independent dispute resolution process for determining the amount of reimbursement for the laboratory service in the event that the laboratory and insurer cannot agree on a rate. Moreover, PAMA changed the payment methodology for clinical diagnostic laboratory tests under the CLFS to use the weighted median of private payor rates, as reported by certain laboratories that receive a majority of their Medicare revenue from the CLFS and PFS. To the extent the NSA or PAMA limits the payment for our diagnostic products, the commercial viability of those products may be adversely affected.

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

We expect to experience pricing pressures on our clinical diagnostics and therapies sold by us and our collaborators due to the trend toward value-based pricing and coverage, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Products and services offered on an RUO basis may be subject to regulatory scrutiny.

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

Under Medicare Part B, payment for most diagnostic laboratory tests is made under the CLFS, which assigns payment amounts to tests based on billing codes. Under PAMA, CLIA-certified laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or PFS and that have CLFS revenue more than $12,500 in the relevant period (“applicable laboratories”) are required to report to CMS every three years, or annually for “advanced diagnostic laboratory tests,” commercial payor payment rates and volumes for tests they perform and that are assigned specific billing codes in the reporting period (“applicable information”). PAMA has special provisions relating to “advanced diagnostic laboratory tests,” as defined by the statute, and these provisions affect the rate-setting at the time of launch and the periodicity of rate reporting and revision. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. If we meet the requirements for an applicable laboratory with applicable information to report for a particular test, then we would be required to report commercial payor payment data for that test.

CMS uses the data reported by laboratories to calculate a payment rate for each CLFS test, other than those tests coded with miscellaneous codes and certain others (including those for which no applicable information is reported), based on the volume-weighted median of the private payor rates. These rates apply for three years, except that payment rates for advanced diagnostic laboratory tests apply for one year. Payments for tests billed under miscellaneous codes are determined by the Medicare Administrative Contractors (“MACs”), which also have discretion to change those payment rates.

In some circumstances, our tests may be furnished to hospital inpatients and paid by Medicare under different rules. For example, when a specimen is obtained from a patient who is at the time classified by Medicare as a hospital inpatient, Medicare would not make a separate payment for the test and we would have to look to the hospital for payment. We do not know how often this will occur or whether hospitals will resist paying us for our tests. In this situation, Medicare coverage would be determined by the MACs for the jurisdiction where the hospital is located, which may not cover our tests.

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

As of December 31, 2025, we own or have rights to 416 active patents in the U.S., Europe and elsewhere. In addition, 64 patent applications are pending in the U.S., Europe and elsewhere. Our pending patent applications may not result in issued patents in a timely fashion or at all. Even if patents are granted, they may not provide a basis for intellectual property protection of commercially viable products or services, may not provide us with any competitive advantages, or may be challenged and invalidated by third parties. It is also possible that others will design around our current or future patented technologies.

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

The market price of our common stock has been and is likely to continue to be highly volatile, with a 52-week high closing price of $20.46 and a 52-week low closing price of $6.67, in each case as of February 20, 2026, and may fluctuate substantially due to many factors, many of which are beyond our control. These factors include:

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

In addition, the Purchase Agreement contains customary affirmative and negative non-financial covenants and events of default, including covenants and restrictions that, among other things, grant a first-position security interest in our core assets and restrict our ability to incur liens, incur additional indebtedness, make loans and investments, make certain restricted payments or transfer core assets. Additionally, the Purchasers under the Purchase Agreement have an option (the "Put Option") to terminate the Purchase Agreement and to require us to repurchase future Revenue Interests at a price of 165% to 175% of the Purchaser Payment, less the sum of all Revenue Interest Payments made by us to the Purchasers prior to such date, upon enumerated events such as a bankruptcy event, a material judgment against us, a material divestiture or a change of control. The triggering of the Put Option, including by our failure to comply with these covenants, could permit the Purchasers to declare certain amounts to be immediately due and payable.

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

Our cybersecurity program is based on the ISO 27001 security controls set, and in particular, it focuses on the principles of confidentiality, integrity and availability. We maintain an ISO 27001 certification with a fully integrated set of operational policies and procedures to adhere to the domains of ISO 27001. This includes but is not limited to the organization of information security to assign roles and responsibilities within Adaptive, access controls to restrict employees’ access to view only that information that is relevant to their roles, information security incident management, and compliance to broadly ensure alignment with applicable laws and regulations. We perform an annual risk assessment conducted by an outside assessor and conduct vendor risk assessments for third party vendors to evaluate their cybersecurity posture, as well as to identify and address any potential risks they may pose to our business. We also provide annual, mandatory cybersecurity training for employees to equip our workforce with the knowledge to identify and respond to cybersecurity threats, such as phishing attempts.

We have two internal bodies with management oversight of our cybersecurity program: our Privacy and Information Security Steering Committee (“PISSC”), which applies a high-level multidisciplinary framework to cybersecurity risks and risk assessment; and our Information Security Council (“ISC”), which oversees strategic operational information security matters in alignment with our technology operations. The PISSC is made up of our Privacy Officer, Chief Operations Officer, Chief Financial Officer, Head of Legal, SVP of Technology, SVP of Operations, and Chief People Officer and meets on a quarterly basis. The ISC is led by our Privacy Officer in coordination with our SVP of Technology and Head of Legal and is comprised of additional information security and technology organization stakeholders. Our PISSC and ISC collectively have more than 20 years of experience in cybersecurity and risk management. Our information security team and related staff are certified with leading cybersecurity governing bodies and provide our company with extensive expertise in cybersecurity and risk management.

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

Item 2. Properties

Our corporate headquarters is located in Seattle, Washington, where we lease approximately 100,000 square feet. The lease expires August 2033, subject to our option to twice extend the lease for five years. In a separate Seattle, Washington location, we lease approximately 65,500 square feet pursuant to a lease that expires in October 2032, subject to our option to twice extend the lease for five years. Both of our Seattle, Washington locations contain office and laboratory space.

We also lease approximately 27,000 square feet of a warehouse in Bothell, Washington. The lease expires in October 2031, subject to an early termination option in 2028 and an option to twice extend the lease for five years.

Additionally, we lease approximately 33,300 square feet of laboratory and office space in South San Francisco, California, pursuant to an amended lease that expires March 2026.

In November 2025, we entered into a lease to rent approximately 7,700 square feet of laboratory and office space in South San Francisco, California. The lease commenced February 2026, rent obligations commence October 2026 and the lease expires May 2029, subject to our option to extend the lease for three years.

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

Holders of Record

As of February 20, 2026, there were approximately 61 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes $100 was invested at the market close on December 31, 2020 in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends. The stock price performance below is based on historical data and is not necessarily indicative of, nor intended to forecast, future performance of our common stock.

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

This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 may be found in Part II, Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

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

Our current product and service offerings in MRD related to the MRD market are our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ or MRD assay, offered to biopharmaceutical partners to advance drug development efforts. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the FDA for the detection and monitoring of MRD in patients with MM, B cell ALL and CLL, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers, including DLBCL and MCL. In the fourth quarter of 2024, we obtained Medicare coverage for MCL and initiated promotional efforts in MCL. We also obtained a new Medicare CLFS rate of $2,007 per test for clonoSEQ and MolDX updated the clonoSEQ episode pricing to $8,029 for all covered indications. This represents a 17% increase from the previous episode price and the previous implied per test rate under the episode structure. In April 2025, Palmetto GBA expanded coverage of clonoSEQ to include single time point testing to monitor for recurrence in patients with a history of MCL. This expanded coverage is in addition to the existing Medicare episode payment structure for clonoSEQ. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners and payors. In an effort to enable easier test ordering, we have integrated our clonoSEQ test into electronic medical record systems, including Epic's Aura and Flatiron's OncoEMR, of numerous accounts.

Immune Medicine leverages our proprietary ability to sequence, map, pair and characterize TCRs and BCRs at scale to drive opportunities in cancer and autoimmune disorders. Our capabilities enable us to offer an expanding suite of solutions including: immune receptor sequencing, licensing of our proprietary data, TCR-antigen prediction models and our target discovery capabilities. We are applying AI and machine learning models to map at scale TCR sequences to the diseases they bind to enable commercial offerings and our own product research initiatives.

We recognized revenue of $277.0 million and $179.0 million for the year ended December 31, 2025 and 2024, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $59.5 million and $159.5 million for the year ended December 31, 2025 and 2024, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering and follow-on offering, revenue and the proceeds received from the Purchase Agreement. As of December 31, 2025 and 2024, we had cash, cash equivalents and marketable securities of $240.2 million and $256.0 million, respectively. These balances include $13.1 million and $0.3 million of cash held by Digital Biotechnologies, Inc., respectively.

Termination of the Genentech Agreement

On August 13, 2025, our worldwide collaboration and license agreement with Genentech, Inc. (“Genentech”) (the “Genentech Agreement”) was terminated, with termination effective February 9, 2026. There are no penalties nor future consideration due between either party. The termination of the Genentech Agreement was accounted for as a contract modification under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). As there were no changes to the transaction price and no future development efforts on our part in connection with the periods subsequent to September 30, 2025, we recognized the remaining related deferred revenue during the three months ended September 30, 2025. We are no longer eligible to receive additional milestone payments or tiered royalties.

Components of Results of Operations

Revenue

We derive revenue by providing diagnostic and research services in our MRD and Immune Medicine business areas. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers. We disclose our clonoSEQ test volume, which includes the number of clonoSEQ reports and results we have provided to ordering physicians in the U.S. and international technology transfer sites. These volumes do not include sample results from our biopharmaceutical customers or academic institutions utilizing our MRD services. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing; (2) data licensing and target discovery services; and (3) our former collaboration with Genentech under the Genentech Agreement.

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

Under certain agreements with our biopharmaceutical customers who seek access to our platform to support their therapeutic development activities, revenues are generated from research and development support services that we provide or have developed. These agreements have included non-refundable upfront payments. Revenue recognized from these activities include revenue recognized from the former Genentech Agreement and a data licensing agreement.

For our data licensing agreement, we provide non‑exclusive licenses to specified TCR dataset tranches. We identified one performance obligation: the delivery of the respective TCR dataset tranche. We recognize revenue upon delivery of such licensed data. We also have the right to receive additional consideration upon the renewal or exercise of additional TCR dataset tranche licenses. These do not represent material rights, and as such, will be accounted for when and if exercised.

For our target discovery agreement, we received an initial upfront payment and rights to additional consideration upon the delivery of completed disease-specific TCRs pursuant to a research plan. We identified two distinct performance obligations: (1) to provide Adaptive immunosequencing services for customer provided specimens; and (2) the delivery of the disease-specific TCRs with the associated license rights. The consideration allocated to each of the respective performance obligations is recognized as revenue upon the delivery of the respective datasets. If the customer elects to further develop therapeutics, we may be eligible to receive additional development, commercial and sales milestones that could total up to $877.5 million. All such development, commercial and sales‑based milestone payments are fully constrained until the underlying triggering events occur. The customer is solely responsible for any subsequent development costs following the conclusion of the research plan.

We expect our MRD revenue to increase in both the short term and long term as we continue to increase our MRD clinical testing volume through enhanced penetration in our existing covered patient populations, expand into new patient populations and optimize payor coverage. Our MRD revenue may fluctuate period to period due to the uncertain timing of receipt of our biopharmaceutical customer samples, which may cause uncertainty in the delivery of our products and services, the recognition of milestones related to regulatory approvals of our biopharmaceutical customers’ therapeutics and changes in estimates of our clinical revenue reimbursement rates.

We expect our Immune Medicine revenue to decrease in the short term given the termination of the Genentech Agreement. Our Immune Medicine revenue may fluctuate from period to period due to the timing of receipt of customer samples from our biopharmaceutical customers and the potential recognition of milestones under our target discovery agreement.

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

We expect cost of revenue to moderately increase in the short term and to increase in absolute dollars in the long term as we grow our sample testing volume, but the cost per sample to decrease over the long term due to the efficiencies we may gain as assay volume increases from improved utilization of our laboratory capacity, automation and other value engineering initiatives. If our sample volume throughput is reduced, cost of revenue as a percentage of total revenue may be adversely impacted due to fixed overhead costs.

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

The costs to support the Genentech Agreement were a component of our research and development expenses. Additionally, a component of our research and development expenses are costs supporting clinical and analytical validations to obtain regulatory approval for future clinical products and services. Some of these activities have generated and may in the future generate revenue.

We expect research and development expenses to moderately decrease in the short term and to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts.

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

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Statements of Operations Data:
Revenue	$276,976	$178,957	$170,276
Operating expenses
Cost of revenue	71,359	72,080	75,553
Research and development	93,769	102,953	122,117
Sales and marketing	94,571	84,759	88,579
General and administrative	72,701	72,806	83,934
Amortization of intangible assets	1,699	1,703	1,699
Impairment of long-lived assets	—	7,205	25,429
Total operating expenses	334,099	341,506	397,311
Loss from operations	(57,123)	(162,549)	(227,035)
Interest and other income, net	9,444	14,534	15,531
Interest expense	(11,778)	(11,580)	(13,800)
Net loss	(59,457)	(159,595)	(225,304)
Add: Net (income) loss attributable to noncontrolling interest	(42)	103	54
Net loss attributable to Adaptive Biotechnologies Corporation	$(59,499)	$(159,492)	$(225,250)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.39)	$(1.08)	$(1.56)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	151,721,939	147,101,648	144,383,294
Other Financial and Operating Data:
Adjusted EBITDA(1)	$12,151	$(80,371)	$(116,413)

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

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
MRD revenue
Service revenue	$192,834	$133,029	$59,805	45%
Regulatory milestone revenue	19,500	12,500	7,000	56
Total MRD revenue	212,334	145,529	66,805	46	77%	81%
Immune Medicine revenue
Service and licensing revenue	23,360	19,976	3,384	17
Collaboration revenue	41,282	13,452	27,830	207
Total Immune Medicine revenue	64,642	33,428	31,214	93	23%	19%
Total revenue	$276,976	$178,957	$98,019	55	100%	100%

The $66.8 million increase in MRD revenue was primarily due to a $52.0 million increase in revenue generated from providing clonoSEQ to clinical customers, a $7.0 million increase in revenue recognized upon the achievement of regulatory milestones by certain of our biopharmaceutical customers, a $5.1 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers and a $2.4 million increase in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 39% to 105,587 tests delivered in the year ended December 31, 2025 from 76,105 tests delivered in the year ended December 31, 2024.

The $31.2 million increase in Immune Medicine revenue was primarily due to a $27.8 million increase in revenue generated from the Genentech Agreement, driven largely by the termination of the Genentech Agreement and the resulting recognition of cash consideration received that was previously classified as deferred revenue, and a $6.0 million increase in revenue generated from a licensing agreement, partially offset by a $2.6 million decrease in sample testing revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Cost of revenue	$71,359	$72,080	$(721)	(1)%	26%	40%

The $0.7 million decrease in cost of revenue was primarily attributable to a $1.2 million decrease in cost of materials due largely to reductions in inventory write-offs and assay costs and a $1.2 million decrease in labor and overhead costs, which was largely driven by consolidation activities. These decreases were partially offset by a $1.6 million increase in shipping and handling and royalty expenses.

Research and Development

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Research and development	$93,769	$102,953	$(9,184)	(9)%	34%	58%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	Change
Research and development materials and allocated production laboratory expenses	$12,767	$15,844	$(3,077)
Personnel expenses	56,944	62,742	(5,798)
Allocable facilities and information technology expenses	7,317	10,839	(3,522)
Software and cloud services expenses	6,786	4,908	1,878
Depreciation and other expenses	9,955	8,620	1,335
Total	$93,769	$102,953	$(9,184)

The $9.2 million decrease in research and development expenses was primarily attributable to a $5.8 million decrease in personnel costs, a $3.5 million decrease in allocable facility expenses and a $3.1 million decrease in laboratory materials and allocated production laboratory expenses, which was driven primarily by decreased investments in drug discovery efforts. These decreases were partially offset by a $1.9 million increase in software and cloud services expenses and a $1.3 million increase in depreciation and other expenses.

Sales and Marketing

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Sales and marketing	$94,571	$84,759	$9,812	12%	34%	47%

The $9.8 million increase in sales and marketing expenses was primarily attributable to a $6.7 million increase in personnel costs, a $1.7 million increase in consulting costs, a $1.4 million increase in computer and software expenses, a $0.7 million increase in allocated facility and overhead expenses and a $0.6 million increase in travel and customer event related expenses. These increases were partially offset by a $1.5 million decrease in marketing expenses, driven largely by reduced clonoSEQ and corporate marketing activities.

General and Administrative

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
General and administrative	$72,701	$72,806	$(105)	*	26%	41%
* Decrease is less than 1%

The $0.1 million decrease in general and administrative expenses was primarily attributable to a $2.7 million decrease in personnel costs and a $1.1 million decrease in building, facility and depreciation related expenses. These decreases were partially offset by a $1.7 million increase in legal fees and a $1.7 million increase in third-party billing service fees.

Impairment of Long-Lived Assets

	Year Ended December 31,		Change		Percent of Revenue
(in thousands, except percentages)	2025	2024	$	%	2025	2024
Impairment of long-lived assets	$—	$7,205	$(7,205)	(100)%	0%	4%

The $7.2 million decrease in impairment of long-lived assets expenses was attributable to the impairment of certain long-lived assets and our decision to vacate certain leased space as a result of various restructuring activities in 2024.

Interest and Other Income, Net

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest and other income, net	$9,444	$14,534	$(5,090)	(35)%

The $5.1 million decrease in interest and other income, net was primarily attributable to a decrease in net interest income and investment amortization driven by decreased holdings of and interest rates pertaining to our cash, cash equivalents and marketable securities.

Interest Expense

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest expense	$(11,778)	$(11,580)	$(198)	2%

The $0.2 million increase in interest expense was attributable to a change in our assumptions regarding the timeframe in which our Purchase Agreement will be fully repaid.

Segment Adjusted EBITDA

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
MRD Adjusted EBITDA(1)	$15,190	$(41,223)	$56,413	(137)%
Immune Medicine Adjusted EBITDA(1)	10,251	(24,414)	34,665	(142)

(1) Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation of how it is calculated and used by management. Adjusted EBITDA related to our unallocated category is included in the calculation of consolidated Adjusted EBITDA but not shown above in the breakout of segment Adjusted EBITDA.

The $56.4 million improvement in MRD Adjusted EBITDA was primarily attributable to a $66.8 million increase in MRD revenue, partially offset by an increase in operating expenses, excluding those identified as reconciling items between segment net loss and segment Adjusted EBITDA. The increase in these operating expenses relates primarily to sales and marketing activities.

The $34.7 million improvement in Immune Medicine Adjusted EBITDA was primarily attributable to a $31.2 million increase in Immune Medicine revenue, which was driven largely by revenue generated due to the termination of the Genentech Agreement, and a reduction in operating expenses, excluding those identified as reconciling items between segment net loss and segment Adjusted EBITDA. The primary drivers of the operating expense reduction relate to cost of revenue and research and development activities.

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

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to Adaptive Biotechnologies Corporation	$(59,499)	$(159,492)	$(225,250)
Interest and other income, net	(9,444)	(14,534)	(15,531)
Interest expense(1)	11,778	11,580	13,800
Depreciation and amortization expense	17,833	19,256	22,231
Impairment of long-lived assets(2)	—	7,205	25,429
Restructuring expense(3)	—	2,004	—
Share-based compensation expense(4)	51,483	53,610	62,908
Adjusted EBITDA	$12,151	$(80,371)	$(116,413)

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

Liquidity and Capital Resources

We have incurred losses since inception, apart from the three month period ended September 30, 2025, and have incurred negative cash flows from operations since inception through the year ended December 31, 2018, and again in the years ended December 31, 2020 through December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $1.4 billion.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, revenue and the proceeds received from the Purchase Agreement. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $227.2 million, excluding $13.1 million of cash held by Digital Biotechnologies, Inc.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We may consider raising additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons.

If our available cash, cash equivalents and marketable securities balances and anticipated cash flows are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing. The sale of equity and convertible debt securities may result in dilution to our shareholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. This additional capital may not be available on reasonable terms, or at all.

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our commercial and assay development initiatives associated with clonoSEQ, our continued research and development initiatives related to mapping TCRs to antigens and the advancement of our target discovery capabilities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government treasury and agency securities, corporate bonds and commercial paper.

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

Contractual Obligations

Our contractual obligations as of December 31, 2025 include operating lease obligations of $93.5 million, which reflects the minimum commitments for our office and laboratory spaces in Seattle, Washington and South San Francisco, California and our warehouse lease in Bothell, Washington. We also have an obligation to pay $1.4 million in non-cancellable undiscounted payments, exclusive of operating and maintenance costs, for a lease not yet commenced as of December 31, 2025. See Note 10, Leases of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information, including the timing of cash payments related to our lease obligations. In connection with certain of our lease agreements, we have $2.1 million in letters of credit with one of our financial institutions.

Additionally, pursuant to the Purchase Agreement, the Purchasers have a right to receive Revenue Interests from us based on the Applicable Payment Percentage of the Revenue Base. The Applicable Payment Percentage shall be five percent of the quarterly Revenue Base. Revenue Interest Payments shall be made quarterly within 45 days following the end of each fiscal quarter. If OrbiMed has not received Revenue Interest Payments in the aggregate equal to or greater than the Purchaser Payment on or prior to September 12, 2028, the revenue interest rate shall be increased to a rate which, if applied retroactively to our cumulative Revenue Base, would have resulted in Revenue Interest Payments equal to the Purchaser Payment. OrbiMed will be entitled to 100% of the Revenue Interest Payments until it has received the Return Cap, unless full repayment of the amount of the Return Cap has not been made by September 12, 2032, in which case the Return Cap shall be increased to 175% of the Purchaser Payment. As projected revenues change from our initial estimates, the amount of the obligation and timing of payment is likely to change. See Note 11, Revenue Interest Purchase Agreement of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Furthermore, in March 2025, we entered into a three-year, $17.5 million commitment for certain cloud services, of which $11.3 million remains as of December 31, 2025. We also have minimum commitments for laboratory material suppliers, which are generally fulfilled within one year, additional software and service license commitments, which are generally fulfilled within one to three years, and royalty commitments.

Cash Flows

The following table summarizes our uses and sources of cash for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(45,986)	$(95,212)
Net cash provided by investing activities	37,950	77,792
Cash provided by financing activities	30,403	241

Operating Activities

Net cash used in operating activities was primarily comprised of changes in operating assets and liabilities and net loss, as adjusted for noncash items. Noncash adjustments consist primarily of share-based compensation, depreciation and amortization and noncash lease expense.

Net cash used in operating activities was $46.0 million as compared to $95.2 million for the year ended December 31, 2025 and 2024, respectively. The decrease in net cash used in operating activities was primarily driven by an increase in customer collections.

Investing Activities

Net cash provided by investing activities was $38.0 million as compared to $77.8 million for the year ended December 31, 2025 and 2024, respectively. The decrease in net cash provided by investing activities was primarily due to a decrease in proceeds from maturities of marketable securities, partially offset by a reduction in purchases of marketable securities and property and equipment.

Financing Activities

Cash provided by financing activities was $30.4 million as compared to $0.2 million for the year ended December 31, 2025 and 2024, respectively. The increase in cash provided by financing activities was due to an increase in proceeds from the exercise of stock options and proceeds received from Digital Biotechnologies, Inc.'s Series A Preferred Stock financing.

Net Operating Loss Carryforwards

Utilization of our NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. If there should be an ownership change, our ability to utilize our NOL carryforwards and credits could be limited. We have completed a Section 382 analysis for changes in ownership through December 31, 2023 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the TCJA, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. Based on the available objective evidence, management determined that it was more likely than not that the net deferred tax assets would not be realizable as of December 31, 2025. Accordingly, management applied a full valuation allowance against net deferred tax assets as of December 31, 2025.

Critical Accounting Policies and Estimates

We have prepared the consolidated financial statements in accordance with GAAP. Our preparation of these consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses recorded during the periods presented. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas, including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, imputing interest for the Purchase Agreement, the provision for income taxes, including related reserves, the analysis of goodwill impairment and the recoverability and impairment of long-lived assets, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

While our significant accounting policies are described in more detail in Note 2, Significant Accounting Policies of the accompanying notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

Our revenue arrangements may include upfront payments for the performance of services in the future, which have both fixed and variable consideration. Non-refundable upfront fees and funding for related research and development services are generally considered fixed consideration, while milestone payments are identified as variable consideration.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. For our biopharmaceutical customers, our performance obligations may include sequencing services and services associated with regulatory submission and approval processes. Significant management judgment is applied to determine (1) the measurement of the transaction price, including the constraint on variable consideration; (2) the allocation of the transaction price to the performance obligations; and (3) the appropriate input- or output-based method to recognize revenue and the extent of progress to date.

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

To select the measure of progress, we consider the expectations of the performance period which may be based on customer-dependent estimates of samples or internal estimates of the performance period based on both the customer and our expected development timeframes. For our former collaboration with Genentech, we estimated the extent of progress using a proportional performance model that used an input method based on costs incurred relative to the total estimated costs of research and development efforts to pursue both the Shared Products and Personalized Product pathways. These estimates were based on our internal estimates and development timeframes, which were subject to revision based on the potential outcomes for both product pathways, decisions made by Genentech, regulatory feedback or other factors not then-known. We regularly reviewed our expectations of the extent of progress, including whether any variable consideration was no longer constrained, and, if any changes in estimates were made, we recognized revenue using the cumulative catch-up method.

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

Revenue Interest Liability, Net and Related Imputed Interest

The revenue interest liability balance associated with the Purchase Agreement that we entered into in September 2022 with OrbiMed is presented net of unamortized issuance costs on the consolidated balance sheets. We impute our associated interest expense using the effective interest rate method. We calculate an effective interest rate which will amortize our related obligation to zero over the anticipated repayment period. The effective interest rate may vary during the term of the agreement depending on a number of factors, including changes in forecasted GAAP revenues. We evaluate the effective interest rate quarterly based on both achieved and forecasted revenues, utilizing the prospective method. The estimates of future revenues and resulting Revenue Interest Payments are based on key assumptions including population, penetration, probability of success and sales price, among others. A significant increase or decrease in or changes in timing of forecasted revenue will prospectively impact our interest expense and the time period for repayment. As of December 31, 2025, a hypothetical ten percent increase in forecasted quarterly revenue would not result in a material change in projected annual interest expense.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of December 31, 2025 and 2024, we had cash and cash equivalents of $70.5 million and $47.9 million, respectively, held primarily in cash deposits and money market funds. As of December 31, 2025, we had short-term and long-term marketable securities of $169.7 million, held in U.S. government treasury and agency securities, corporate bonds and commercial paper. As of December 31, 2024, we had short-term and long-term marketable securities of $208.0 million, held in U.S. government treasury securities, corporate bonds and commercial paper. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. As of December 31, 2025, a hypothetical 100 basis point increase in interest rates would have resulted in a $0.9 million decline in fair value of our available-for-sale securities, as compared to a $1.0 million decline as of December 31, 2024. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Such losses would only be realized if we sold the investments prior to maturity. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 8. Financial Statements and Supplementary Data

Adaptive Biotechnologies Corporation

Index to Consolidated Financial Statements

As of December 31, 2025 and 2024 and

For the Years Ended December 31, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Adaptive Biotechnologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adaptive Biotechnologies Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Measurement of clonoSEQ report revenue billed to commercial payors
Description of the Matter

During the year ended December 31, 2025, MRD Service revenue recognized was $192.8 million, which includes amounts from clonoSEQ reports provided to clinical customers and billed to commercial payors. As discussed in Note 2 in the consolidated financial statements, payment from these respective payors may differ from the targeted list price based on the various reimbursement rates, and therefore the transaction price includes variable consideration. Auditing the measurement of the Company’s commercial clonoSEQ report revenue was complex due to the estimation required in determining the amount expected to be collected for each clonoSEQ report delivered. Commercial clonoSEQ report revenue was recognized based on an estimate of the transaction price, subject to constraints for variable consideration, at the time of delivery. In particular, the estimate of commercial clonoSEQ report revenue is affected by assumptions related to payor behavior such as historical payment patterns and commercial insurance reimbursement policies.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s commercial clonoSEQ report revenue recognition process. For example, we tested controls over management's review of the significant assumptions above and inputs used in calculating the estimated collections for clonoSEQ reports delivered and tested management's controls to compare actual payments received to previously forecasted activity.

Our audit procedures over the Company’s commercial clonoSEQ report revenue included, among others, assessing the revenue model and testing the significant assumptions and inputs used by the Company in its analysis. We compared the significant assumptions and inputs used by management to the commercial payor collection trends and other relevant factors. We assessed the completeness and accuracy of the historical cash collections used in the Company’s revenue models. We also assessed the completeness and accuracy of adjustments to estimates of future cash collections resulting from changes in collection trends and changes in payor behavior.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Seattle, Washington

February 26, 2026

Adaptive Biotechnologies Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$70,495	$47,920
Short-term marketable securities (amortized cost of $156,246 and $174,186, respectively)	156,485	174,374
Accounts receivable, net	50,365	41,731
Inventory	9,820	8,440
Prepaid expenses and other current assets	13,020	11,287
Total current assets	300,185	283,752
Long-term assets
Property and equipment, net	34,107	48,616
Operating lease right-of-use assets	40,616	45,767
Long-term marketable securities (amortized cost of $13,220 and $33,682, respectively)	13,234	33,660
Restricted cash	2,689	2,897
Intangible assets, net	1,726	3,425
Goodwill	118,972	118,972
Other assets	1,207	2,287
Total assets	$512,736	$539,376
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$6,467	$7,265
Accrued liabilities	7,700	8,157
Accrued compensation and benefits	16,992	15,838
Current portion of operating lease liabilities	8,920	10,239
Current portion of deferred revenue	45,194	55,689
Current portion of revenue interest liability, net	4,642	865
Total current liabilities	89,915	98,053
Long-term liabilities
Operating lease liabilities, less current portion	70,228	79,148
Deferred revenue, less current portion	1,006	27,256
Revenue interest liability, net, less current portion	126,566	132,414
Other long-term liabilities	20	20
Total liabilities	287,735	336,891
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at December 31, 2025 and 2024; 153,779,418 and 147,773,744 shares issued and outstanding at December 31, 2025 and 2024, respectively	15	14
Additional paid-in capital	1,581,848	1,506,353
Accumulated other comprehensive gain	253	166
Accumulated deficit	(1,363,323)	(1,303,824)
Total Adaptive Biotechnologies Corporation shareholders’ equity	218,793	202,709
Noncontrolling interest	6,208	(224)
Total shareholders’ equity	225,001	202,485
Total liabilities and shareholders’ equity	$512,736	$539,376

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$276,976	$178,957	$170,276
Operating expenses
Cost of revenue	71,359	72,080	75,553
Research and development	93,769	102,953	122,117
Sales and marketing	94,571	84,759	88,579
General and administrative	72,701	72,806	83,934
Amortization of intangible assets	1,699	1,703	1,699
Impairment of long-lived assets	—	7,205	25,429
Total operating expenses	334,099	341,506	397,311
Loss from operations	(57,123)	(162,549)	(227,035)
Interest and other income, net	9,444	14,534	15,531
Interest expense	(11,778)	(11,580)	(13,800)
Net loss	(59,457)	(159,595)	(225,304)
Add: Net (income) loss attributable to noncontrolling interest	(42)	103	54
Net loss attributable to Adaptive Biotechnologies Corporation	$(59,499)	$(159,492)	$(225,250)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.39)	$(1.08)	$(1.56)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	151,721,939	147,101,648	144,383,294

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(59,457)	$(159,595)	$(225,304)
Other comprehensive income (loss)
Change in unrealized gains and losses on investments	87	(49)	4,331
Comprehensive loss	(59,370)	(159,644)	(220,973)
Add: Comprehensive (income) loss attributable to noncontrolling interest	(42)	103	54
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(59,412)	$(159,541)	$(220,919)

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	(Loss) Gain	Deficit	Interest	Equity
Balance at December 31, 2022	143,105,002	$14	$1,387,349	$(4,116)	$(919,082)	$(67)	$464,098
Issuance of common stock for cash upon exercise of stock options	470,405	—	2,245	—	—	—	2,245
Vesting of restricted stock units	1,506,864	—	—	—	—	—	—
Share-based compensation	—	—	62,908	—	—	—	62,908
Other comprehensive income	—	—	—	4,331	—	—	4,331
Net loss	—	—	—	—	(225,250)	(54)	(225,304)
Balance at December 31, 2023	145,082,271	14	1,452,502	215	(1,144,332)	(121)	308,278
Issuance of common stock for cash upon exercise of stock options	103,800	—	241	—	—	—	241
Vesting of restricted stock units, net	2,587,673	—	—	—	—	—	—
Share-based compensation	—	—	53,610	—	—	—	53,610
Other comprehensive loss	—	—	—	(49)	—	—	(49)
Net loss	—	—	—	—	(159,492)	(103)	(159,595)
Balance at December 31, 2024	147,773,744	14	1,506,353	166	(1,303,824)	(224)	202,485
Issuance of common stock for cash upon exercise of stock options	2,398,663	1	17,878	—	—	—	17,879
Vesting of restricted stock units and market-based restricted stock units	3,607,011	—	—	—	—	—	—
Share-based compensation	—	—	51,483	—	—	—	51,483
Capital contributions for Digital Biotechnologies, Inc.	—	—	6,134	—	—	6,390	12,524
Other comprehensive income	—	—	—	87	—	—	87
Net (loss) income	—	—	—	—	(59,499)	42	(59,457)
Balance at December 31, 2025	153,779,418	$15	$1,581,848	$253	$(1,363,323)	$6,208	$225,001

The accompanying notes are an integral part of these consolidated financial statements.

Adaptive Biotechnologies Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(59,457)	$(159,595)	$(225,304)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	16,134	17,553	20,532
Noncash lease expense	5,364	5,277	6,920
Share-based compensation expense	51,483	53,610	62,908
Intangible assets amortization	1,699	1,703	1,699
Investment amortization	(2,512)	(8,208)	(9,184)
Impairment of long-lived assets	—	7,205	25,429
Write-off of inventory	563	1,938	1,387
Revenue interest purchase agreement interest	(2,071)	2,618	5,300
Other	578	141	172
Changes in operating assets and liabilities
Accounts receivable, net	(8,646)	(3,744)	2,032
Inventory	(998)	5,372	(2,838)
Prepaid expenses and other current assets	(1,733)	83	(1,930)
Accounts payable and accrued liabilities	665	671	(5,407)
Operating lease right-of-use assets and liabilities	(10,452)	(9,385)	(8,676)
Deferred revenue	(36,745)	(10,478)	(29,291)
Other	142	27	(73)
Net cash used in operating activities	(45,986)	(95,212)	(156,324)
Investing activities
Purchases of property and equipment	(2,959)	(3,664)	(10,697)
Purchases of marketable securities	(181,714)	(244,257)	(429,558)
Proceeds from maturities of marketable securities	222,623	325,713	569,902
Net cash provided by investing activities	37,950	77,792	129,647
Financing activities
Proceeds from exercise of stock options	17,879	241	2,245
Proceeds from capital contributions for Digital Biotechnologies, Inc.	12,524	—	—
Cash provided by financing activities	30,403	241	2,245
Net increase (decrease) in cash, cash equivalents and restricted cash	22,367	(17,179)	(24,432)
Cash, cash equivalents and restricted cash at beginning of year	50,817	67,996	92,428
Cash, cash equivalents and restricted cash at end of year	$73,184	$50,817	$67,996
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$509	$1,275	$687
Supplemental disclosure of cash flow information
Cash paid for interest	$12,638	$8,864	$8,985

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

2.
Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We consolidate entities in which we have a controlling financial interest and subsidiaries in which we hold and/or control, directly or indirectly. The consolidated financial statements include the accounts of Adaptive Biotechnologies Corporation, Adaptive Biotechnologies B.V., our wholly-owned subsidiary, and Digital Biotechnologies, Inc., a subsidiary in which we had 49% ownership interest as of December 31, 2025 and have certain control rights. The remaining interest in Digital Biotechnologies, Inc., held by certain of our related parties, their related family trusts and Series A Preferred Stock owners are shown in the consolidated financial statements as noncontrolling interest. All intercompany transactions and balances have been eliminated upon consolidation.

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

Restricted Cash

We had a restricted cash balance of $2.7 million and $2.9 million as of December 31, 2025 and 2024, respectively. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for certain of our facility leases.

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

Our financial instruments consist of Level 1 and Level 2 assets and have included Level 3 liabilities in the past. The carrying amounts of certain financial instruments approximate fair value due to their short maturities. We did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis as of December 31, 2025 or 2024.

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

For each significant customer, revenue as a percentage of total revenue for the periods presented and accounts receivable, net as a percentage of total accounts receivable, net as of the dates presented were as follows:

	Revenue			Accounts Receivable, Net
	Year Ended December 31,			December 31,
	2025	2024	2023	2025	2024
Customer A(1)	16.3%	15.2%	*%	*%	*%
Customer B(2)	*	*	*	10.4	*
Genentech, Inc. and Roche Group(3)	16.6	*	27.8	*	*
* less than 10%

(1) The related revenue was recognized and reported by our MRD segment.

(2) The related accounts receivable, net balance was reported by both our MRD and Immune Medicine segments.

(3) The related revenue was recognized and reported by both our MRD and Immune Medicine segments.

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

Inventory

Inventory consists of laboratory materials and supplies used in lab analysis. We capitalize inventory when purchased and record expense upon order fulfillment for servicing revenue or utilization in our research and development laboratories. Inventory is valued at the lower of cost or market on a first-in, first-out basis. We periodically perform obsolescence assessments and write-off any inventory that is no longer usable. Long-term inventory of $0.6 million and $1.5 million was included within the other assets balance on the consolidated balance sheet as of December 31, 2025 and 2024, respectively.

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

We derive revenue by providing diagnostic and research services in our MRD and Immune Medicine business areas. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing; (2) data licensing and target discovery services; and (3) our former collaboration with Genentech, Inc. (“Genentech”) under the worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”).

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

The contract transaction price for agreements we enter into with biopharmaceutical customers to further develop and commercialize their therapeutics may consist of a combination of non-refundable upfront fees, separately priced MRD testing fees and milestone fees earned upon our customers’ achievement of certain regulatory approvals. Depending on the contract, these agreements include single or multiple performance obligations. Such performance obligations include providing services to support our customers’ therapeutic development efforts, including regulatory support where our technology is intended to be utilized as part of our customers’ registrational trials, developing analytical plans for our data, participating on joint committees, assisting in completing a regulatory submission and providing MRD testing services related to customer-provided samples for our customers' regulatory submissions. Generally, the support services, excluding MRD testing services, are not distinct within the context of the contract and thus are accounted for as a single performance obligation. The transaction price allocated to the respective performance obligations is estimated using a standalone selling price for the estimated MRD testing services. When MRD sample testing services are separately priced customer options, we assess if a material right exists and, if not, the customer option to purchase additional MRD sample testing services is not considered part of the contract. We recognize revenue related to MRD testing services over time using an output method based on the proportion of sample results delivered relative to the total amount of sample results expected to be delivered, when expected to be a faithful depiction of progress. When an output method based on the proportion of sample results delivered is not expected to be a faithful depiction of progress, we utilize an input method using a cost-based model based on estimates of effort completed. Selecting the measure of progress and estimating progress to date requires significant judgment. Except for any non-refundable upfront fees, the other forms of compensation represent variable consideration. At contract inception, we fully constrain any consideration related to regulatory milestones, as the achievement of such milestones is subject to third-party regulatory approval and the customers’ own submission decision-making. Variable consideration related to regulatory milestones is estimated using the most likely amount method, where variable consideration is constrained until it is probable that a significant reversal of cumulative revenue will not occur. Milestone payments for regulatory approvals, which are not within our customers’ control, are not considered probable of being achieved until those approvals are received. Determining whether regulatory milestone payments are probable is an area that requires significant judgment. In making this assessment, we evaluate scientific, clinical, regulatory and other risks, as well as the level of effort and investment required to achieve the respective milestone.

For biopharmaceutical customers who utilize either our MRD or Adaptive Immunosequencing services, contracts typically include an amount billed in advance of services (“upfront”) and subsequent billings as sample results are delivered to the customer. Upfront amounts received are recorded as deferred revenue, which we recognize as revenue upon satisfaction of performance obligations. We have identified two typical performance obligations under the terms of our research service contracts: (1) the delivery of our MRD data or Adaptive Immunosequencing for customer provided samples; and (2) related data analysis. We recognize revenue for both identified performance obligations as sample results are delivered to the customer. In periods where our sample estimates are reduced or a customer project is cancelled and, in either case, we have remaining related deferred revenue, we recognize revenue using a cumulative catch-up approach based on the proportion of samples delivered to date relative to the total samples expected to be delivered.

For our data licensing agreement, we provide non‑exclusive licenses to specified T cell receptor (“TCR”) dataset tranches. We identified one performance obligation: the delivery of the respective TCR dataset tranche. We recognize revenue upon delivery of such licensed data. We also have the right to receive additional consideration upon the renewal or exercise of additional TCR dataset tranche licenses. These do not represent material rights, and as such, will be accounted for when and if exercised.

For our target discovery agreement, we received an initial upfront payment and rights to additional consideration upon the delivery of completed disease-specific TCRs pursuant to a research plan. We identified two distinct performance obligations: (1) to provide Adaptive immunosequencing services for customer provided specimens; and (2) the delivery of the disease-specific TCRs with the associated license rights. The consideration allocated to each of the respective performance obligations is recognized as revenue upon the delivery of the respective datasets. If the customer elects to further develop therapeutics, we may be eligible to receive additional development, commercial and sales milestones that could total up to $877.5 million. All such development, commercial and sales‑based milestone payments are fully constrained until the underlying triggering events occur. The customer is solely responsible for any subsequent development costs following the conclusion of the research plan.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Contract Balances

In certain circumstances, billing may occur prior to services being performed. Upfront payments are recorded as deferred revenue, or contract liabilities. We classify deferred revenue as current when we expect our performance obligations will be completed within the next twelve months; however, we do not control the timing of customer provided samples. For service and collaboration activities, excluding those related to the Genentech Agreement (for which we have no remaining deferred revenue balances as of December 31, 2025), we assess the performance obligations and recognize deferred revenue as current or non-current based upon forecasted delivery times, which are customer coordinated. In certain circumstances, a customer project may be cancelled or terminated prior to the delivery of all related services covered by a customer’s upfront payment. In these circumstances, we recognize revenue when sufficient evidence is obtained that a reversal of revenue is not probable. We also recognize revenue when our estimate of total samples to be provided under certain of our agreements is reduced or, in the case of contract balances related to Medicare, when the likelihood becomes remote that a patient will receive additional testing. See Note 3, Revenue for our former deferred revenue policy related to the Genentech Agreement.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $4.1 million, $6.1 million and $8.6 million for the year ended December 31, 2025, 2024 and 2023, respectively.

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

Research and Development Expenses

Research and development expenses consist of laboratory materials costs, personnel-related expenses (including salaries, benefits and share-based compensation), equipment costs, allocated facility and information technology costs and contract service expenses. Research and development activities support further development and refinement of existing assays and products, discovery of new technologies and investments in our immune medicine platform. We also include in research and development expenses the costs associated with software development of applications to support future commercial opportunities, as well as development activities to support laboratory scaling and workflow. Additionally, a component of our research and development expenses are costs supporting clinical and analytical validations to obtain regulatory approval for future clinical products and services. Research and development costs are expensed as incurred. Upfront payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized, then are recognized as an expense as the goods are consumed or the related services are performed. Costs to support the Genentech Agreement were also a component of our research and development expenses.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

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

Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

We calculate basic net loss per share attributable to our common shareholders by dividing net loss attributable to us by our weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to our common shareholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, outstanding stock options, nonvested restricted stock units outstanding, nonvested performance-based restricted stock units outstanding and the maximum nonvested market-based restricted stock units outstanding eligible to be earned are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to our common shareholders, as their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which primarily intends to enhance the rate reconciliation and income taxes paid disclosures. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and the guidance is to be applied prospectively; retrospective application is permitted. We retrospectively adopted this guidance in fiscal year 2025, which resulted in updated and incremental income tax disclosures. See Note 16, Income Taxes for more information.

New Accounting Pronouncements Not Yet Adopted

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

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
MRD revenue
Service revenue	$192,834	$133,029	$102,739
Regulatory milestone revenue	19,500	12,500	—
Total MRD revenue	212,334	145,529	102,739
Immune Medicine revenue
Service and licensing revenue	23,360	19,976	24,959
Collaboration revenue(1)	41,282	13,452	42,578
Total Immune Medicine revenue	64,642	33,428	67,537
Total revenue	$276,976	$178,957	$170,276

(1) On August 13, 2025, the Genentech Agreement was terminated, with termination effective February 9, 2026. See “Genentech Collaboration Agreement” below for more information regarding the resulting impact on revenue recognized during the year ended December 31, 2025.

During the year ended December 31, 2025, 2024 and 2023, we recognized $10.2 million, $6.5 million and $4.9 million, respectively, in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and cancelled customer contracts. We also recognized $0.7 million during the year ended December 31, 2023 for changes in estimates of total samples to be provided under certain of our agreements.

During the year ended December 31, 2025, 2024 and 2023, we recognized $0.8 million, $1.2 million and $0.6 million, respectively, in Immune Medicine service revenue related to cancelled customer contracts.

As of December 31, 2025, we could receive up to an additional $381.0 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

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

Under the Genentech Agreement, we were pursuing two product development pathways for novel T cell therapeutic products in which Genentech intended to use TCRs screened by our immune medicine platform to engineer and manufacture cellular medicines:

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

We determined the initial transaction price shall be made up of only the $300.0 million upfront, non-refundable payment, as all the then-potential regulatory and development milestone payments were probable of significant revenue reversal given their achievement was highly dependent on factors outside our control. As a result, these payments were fully constrained and were not included in the initial transaction price. In May 2023, one of the regulatory milestones was achieved, resulting in a $10.0 million addition to the transaction price, $7.7 million of which was recognized as revenue in the three months ended June 30, 2023, with the remainder included in deferred revenue to be recognized as revenue over the remaining research and development period. We continued to exclude the commercial milestones and potential royalties from the transaction price, as those items related predominantly to the license rights granted to Genentech and would be assessed when and if such events occurred.

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

On August 13, 2025, the Genentech Agreement was terminated, with termination effective February 9, 2026. There are no penalties nor future consideration due between either party. The termination of the Genentech Agreement was accounted for as a contract modification under ASC 606. As there were no changes to the transaction price and no future development efforts on our part in connection with the periods subsequent to September 30, 2025, we recognized the remaining related deferred revenue during the three months ended September 30, 2025. We are no longer eligible to receive additional milestone payments or tiered royalties.

We recognized $41.3 million, $13.5 million and $42.6 million in Immune Medicine collaboration revenue during the year ended December 31, 2025, 2024 and 2023, respectively, related to the Genentech Agreement. Costs related to the Genentech Agreement were included in research and development expenses.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

4.
Deferred Revenue

There is no deferred revenue from the Genentech Agreement on the consolidated balance sheet as of December 31, 2025. Deferred revenue from the Genentech Agreement represents $15.9 million and $25.4 million of the current and non-current deferred revenue balances, respectively, on the consolidated balance sheet as of December 31, 2024.

We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately three years from December 31, 2025. This period of time represents an estimate of the ongoing sample testing for our customers' therapeutic development efforts.

Changes in deferred revenue during the year ended December 31, 2025 were as follows (in thousands):

Deferred revenue balance at December 31, 2024	$82,945
Additions to deferred revenue during the period	68,583
Revenue recognized during the period	(105,328)
Deferred revenue balance at December 31, 2025	$46,200

As of December 31, 2025, $68.3 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2024.

5.
Fair Value Measurements

The following tables set forth the fair values of financial assets as of December 31, 2025 and 2024 that were measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$28,489	$—	$—	$28,489
Commercial paper	—	9,932	—	9,932
U.S. government treasury and agency securities	—	125,605	—	125,605
Corporate bonds	—	34,182	—	34,182
Total financial assets	$28,489	$169,719	$—	$198,208

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$35,790	$—	$—	$35,790
Commercial paper	—	2,479	—	2,479
U.S. government treasury securities	—	187,181	—	187,181
Corporate bonds	—	18,374	—	18,374
Total financial assets	$35,790	$208,034	$—	$243,824

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

6.
Investments

Available-for-sale investments consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$9,931	$1	$—	$9,932
U.S. government treasury securities	114,138	204	—	114,342
Corporate bonds	32,177	34	—	32,211
Total short-term marketable securities	$156,246	$239	$—	$156,485
Long-term marketable securities
U.S. government treasury and agency securities	$11,250	$13	$—	$11,263
Corporate bonds	1,970	1	—	1,971
Total long-term marketable securities	$13,220	$14	$—	$13,234

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$2,476	$3	$—	$2,479
U.S. government treasury securities	153,353	211	(43)	153,521
Corporate bonds	18,357	19	(2)	18,374
Total short-term marketable securities	$174,186	$233	$(45)	$174,374
Long-term marketable securities
U.S. government treasury securities	$33,682	$27	$(49)	$33,660
Total long-term marketable securities	$33,682	$27	$(49)	$33,660

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.5 million and $1.3 million was presented separately within the prepaid expenses and other current assets balance on the consolidated balance sheet as of December 31, 2025 and 2024, respectively.

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of December 31, 2025, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

7.
Property and Equipment, Net

Property and equipment, net as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$44,571	$46,950
Computer equipment	5,928	8,337
Furniture and office equipment	3,890	4,040
Computer software	1,291	1,258
Construction in progress	1,103	2,571
Leasehold improvements	73,110	73,277
Total property and equipment, at cost	129,893	136,433
Less: Accumulated depreciation	(95,786)	(87,817)
Property and equipment, net	$34,107	$48,616

Depreciation expense was $16.1 million, $17.6 million and $20.5 million for the year ended December 31, 2025, 2024 and 2023, respectively. See Note 15, Restructurings and Note 10, Leases for more information regarding the impairment losses recognized during the year ended December 31, 2024 and 2023, respectively.

8.
Goodwill and Intangible Assets

There have been no changes in the carrying amount of goodwill since its recognition in 2015. In conjunction with our organizational realignment in 2024, we allocated goodwill among our two reporting units using a relative fair value approach. Goodwill allocated to the MRD and Immune Medicine reporting units as of December 31, 2025 was $96.4 million and $22.6 million, respectively.

Intangible assets subject to amortization as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(18,307)	$1,693
Purchased intellectual property	325	(292)	33
Balance at December 31, 2025	$20,325	$(18,599)	$1,726

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$20,000	$(16,641)	$3,359
Purchased intellectual property	325	(259)	66
Balance at December 31, 2024	$20,325	$(16,900)	$3,425

The developed technology was acquired in connection with our acquisition of Sequenta, Inc. in 2015. The remaining balance of the acquired developed technology and the purchased intellectual property is expected to be amortized over the next 1.0 year, approximately.

As of December 31, 2025, expected future amortization expense for intangible assets was as follows (in thousands):

2026	$1,699
2027	27
Total future amortization expense	$1,726

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

9.
Accrued Liabilities

Accrued liabilities as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Professional fees	$3,736	$2,922
Clinical and contract research organization costs	953	874
Travel and entertainment	214	202
Tax liabilities	541	176
Purchases of property and equipment	265	88
Computer and software	1,165	3,065
Other	826	830
Total accrued liabilities	$7,700	$8,157

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

In 2023, we vacated this leased space. As such, we assessed the right-of-use asset and related leasehold improvements (together, the "asset group") for impairment by first comparing the carrying amount of the asset group to future net undiscounted cash flows projected to be generated over the remaining lease term. These projections included management's estimates of cash inflows from potential sublease income and outflows for operating and maintenance expenses. The carrying amount was found to be unrecoverable, thus we assessed the asset group's fair value. The extent to which the asset group's carrying amount exceeds its fair value represents the impairment cost to be recognized. Fair value was determined using the income approach, whereby we discounted estimated net cash flows using a rate commensurate with our estimated incremental borrowing rate. As a result of this assessment, which included unrecoverable operating and maintenance costs, we determined that the asset group was to be fully impaired. As such, an impairment charge of $25.4 million was recognized during the year ended December 31, 2023, $21.2 million of which related to the right-of-use asset and $4.2 million of which related to the long-lived leasehold improvements, all of which were held for use.

In August 2019, we entered into an agreement to rent approximately 100,000 square feet in what was a to-be-constructed, new headquarters building in Seattle, Washington. In connection with the lease, we entered into a $2.1 million letter of credit with one of our existing financial institutions. The lease commenced in December 2020, when the landlord delivered the premises to us for construction of certain tenant improvements. We occupied the new building in 2021, cash payment for rent began in October 2021 and the lease term ends in August 2033, subject to our option to twice extend the lease for five years. We incurred $14.9 million in certain tenant improvement costs, all of which had been reimbursed by the landlord as of December 31, 2022. This lease also requires us to pay additional amounts for operating and maintenance expenses.

In April 2018, we entered into a lease agreement to lease approximately 13,400 square feet in South San Francisco, California. The lease term is through March 2026. We are responsible for our share of allocable operating expenses, tax expenses and utilities costs during the duration of the lease term. In connection with the lease, the landlord funded agreed-upon improvements. The landlord was solely responsible for the $2.4 million cost of such improvements. The lease agreement was amended in February 2020 to lease approximately 19,900 additional square feet and provides for a $0.6 million tenant improvement allowance. In 2024, as part of a restructuring, we vacated certain of the leased space in South San Francisco, California and incurred a related impairment charge. See Note 15, Restructurings for more information.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2025, we were not party to any finance leases. Our leases have remaining terms ranging from 3.0 months to 7.7 years from December 31, 2025 and include options to extend certain of the leases up to 10.0 years and terminate certain of the leases after 7.0 years of leasing. We adjust lease terms for these options only when it is reasonably certain we will exercise these options.

Other information related to our operating leases as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	7.28	8.06
Weighted-average discount rate	4.6%	4.6%

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance on the consolidated balance sheet as of December 31, 2025 (in thousands):

2026	$12,330
2027	11,944
2028	12,282
2029	12,630
2030	12,988
Thereafter	31,344
Total undiscounted lease payments	93,518
Less: Imputed interest	(14,370)
Total operating lease liabilities	79,148
Less: Current portion	(8,920)
Operating lease liabilities, less current portion	$70,228

Operating lease expense was $9.2 million, $9.6 million and $11.4 million for the year ended December 31, 2025, 2024 and 2023, respectively. Variable lease expense for operating leases was $6.0 million, $7.1 million and $7.1 million for the year ended December 31, 2025, 2024 and 2023, respectively.

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2025, 2024 and 2023 was $14.3 million, $13.7 million and $13.4 million, respectively.

Lease Not Yet Commenced

In November 2025, we entered into a lease to rent approximately 7,700 square feet of office and laboratory space in South San Francisco, California. The lease commenced in February 2026, rent obligations commence eight months after lease commencement and the lease term is 40 months, subject to an option to extend the lease for three years. This lease will be assessed for classification and a lease liability and corresponding ROU asset will be recorded upon lease commencement. Future non-cancellable undiscounted lease payments, exclusive of operating and maintenance costs, total $1.4 million.

11.
Revenue Interest Purchase Agreement

Revenue Interest Purchase Agreement

In September 2022, we entered into the Purchase Agreement with OrbiMed Royalty & Credit Opportunities IV, LP (“OrbiMed”), an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchasers”). Pursuant to the Purchase Agreement, we received $125.0 million from the Purchasers at closing (the “Purchaser Payment”), less certain transaction expenses. To secure our obligations under the Purchase Agreement, we and our subsidiaries have granted OrbiMed a security interest in our core platform technology assets, subject to certain customary exclusions, as defined in the Purchase Agreement.

Revenue Interest Payments

As consideration for such payment, the Purchasers have a right to receive certain revenue interests (the “Revenue Interests”) from us based on a percentage (the “Applicable Payment Percentage”) of all GAAP revenue (the “Revenue Base”). The Applicable Payment Percentage shall be five percent of the quarterly Revenue Base.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Payments in respect of the Revenue Interests shall be made quarterly within 45 days following the end of each fiscal quarter (each, a “Revenue Interest Payment”). If OrbiMed has not received Revenue Interest Payments in the aggregate equal to or greater than the Purchaser Payment on or prior to September 12, 2028, the revenue interest rate shall be increased to a rate which, if applied retroactively to our cumulative Revenue Base, would have resulted in Revenue Interest Payments equal to the Purchaser Payment.

Return Cap

OrbiMed will be entitled to 100% of the Revenue Interest Payments until it has received a total cumulative value of 165% of the Purchaser Payment (the “Return Cap”), unless full repayment of the amount of the Return Cap has not been made by September 12, 2032, in which case the Return Cap shall be increased to 175% of the Purchaser Payment.

Put/Call Options

Upon the occurrence of a Put Option Event (as defined in the Purchase Agreement), including material divestitures by us, a change in control, material judgments, or bankruptcy events, Purchasers representing at least a majority of the purchase commitments under the Purchase Agreement shall have the right but not the obligation ("the Put Option") to require us to repurchase all of the outstanding Revenue Interests at the applicable price (the “Put/Call Price”). Additionally, at any time following receipt of the Purchaser Payment, we may exercise a call option to repurchase all Revenue Interests at the applicable Put/Call Price.

For all Put Option Events other than a change of control or a material divestiture, the Put/Call Price shall be an amount equal to the applicable Return Cap. For a change of control or a material divestiture, the Put/Call Price shall be equal to the applicable Return Cap.

Accounting Treatment

We evaluated the terms of the Purchase Agreement and concluded that the features of the Purchaser Payment are similar to those of a debt instrument. Accordingly, we accounted for the transaction as debt recorded at amortized cost using the effective interest rate method. We further evaluated the terms of the debt and determined that the Put Option that is exercisable by the Purchasers upon certain contingent events requires bifurcation as a derivative. However, the value of the Put Option was determined to be immaterial due to the remote possibility of exercise. We assess the value of the Put Option periodically.

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period. The calculated effective interest rate as of December 31, 2025 was 8.9%.

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

The following table sets forth the revenue interest liability, net activity during the years ended December 31, 2025 and 2024 (in thousands):

Revenue interest liability, net at December 31, 2023	$130,660
Interest expense	11,580
Revenue interest paid	(6,589)
Revenue interest payable	(2,372)
Revenue interest liability, net at December 31, 2024	133,279
Interest expense	11,778
Revenue interest paid	(10,265)
Revenue interest payable	(3,584)
Revenue interest liability, net at December 31, 2025	$131,208

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Interest expense was $13.8 million for the year ended December 31, 2023. Revenue interest payable of $3.6 million and $2.4 million was included within the accounts payable balance on the consolidated balance sheet as of December 31, 2025 and 2024, respectively. The net of interest expense and revenue interest paid and payable is classified in the consolidated statements of cash flows as revenue interest purchase agreement interest.

12.
Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of December 31, 2025.

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

Our board of directors determined not to increase the 2019 Plan reserve in 2025 nor the ESPP reserve in 2025 and 2026. Effective January 1, 2026, our 2019 Plan reserve increased by 7,688,970 shares.

As of December 31, 2025, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	10,044,260
Shares issuable upon the vesting of outstanding restricted stock units and performance-based restricted stock units granted and the maximum outstanding market-based restricted stock units eligible to be earned	16,727,522
Shares available for future grant under the 2019 Equity Incentive Plan	11,542,119
Shares available for future grant under the Employee Stock Purchase Plan	5,686,170
Total shares of common stock reserved for future issuance	44,000,071

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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain awards granted to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of December 31, 2025, we had 35,203,141 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the year ended December 31, 2025 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2024	18,018,312
Stock options, restricted stock units and performance-based restricted stock units granted and the maximum market-based restricted stock units granted eligible to be earned	(8,204,870)
Stock options, restricted stock units and market-based restricted stock units forfeited or expired	1,728,677
Shares available for grant at December 31, 2025	11,542,119

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the year ended December 31, 2025 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2024	12,295,297	$15.11
Stock options granted	759,724	8.12
Stock options forfeited	(205,125)	8.80
Stock options expired	(406,973)	22.93
Stock options exercised	(2,398,663)	7.45
Stock options outstanding at December 31, 2025	10,044,260	$16.22	$56,982
Stock options vested and exercisable at December 31, 2025	8,598,207	$17.69	$44,297

The weighted-average remaining contractual life for stock options outstanding as of December 31, 2025 was 5.1 years. The weighted-average remaining contractual life for stock options vested and exercisable as of December 31, 2025 was 4.5 years.

The total intrinsic value of stock options exercised during the year ended December 31, 2025, 2024 and 2023 was $12.3 million, $0.2 million and $1.4 million, respectively.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the year ended December 31, 2025 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2024	10,174,852	$7.20
Restricted stock units granted	5,300,170	8.31
Restricted stock units forfeited	(869,462)	7.51
Restricted stock units vested	(3,359,894)	8.65
Nonvested restricted stock units outstanding at December 31, 2025	11,245,666	$7.26

The total fair value of restricted stock units vested during the year ended December 31, 2025, 2024 and 2023 was $28.9 million, $10.6 million and $12.0 million, respectively.

Performance-Based Restricted Stock Units

In addition to the restricted stock units described above, one of our executive officers was granted an award of 124,976 shares of performance-based restricted stock units in 2025. The shares will vest and be issued only if a certain financial metric is deemed to have been achieved for fiscal year 2025 and if the service conditions are met. If the performance condition is deemed to have been achieved, the shares will vest in three annual installments, subject to the grantee's continuous service through the respective vest dates.

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

Market-based restricted stock unit activity under the 2019 Plan during the year ended December 31, 2025 was as follows:

	Maximum Market-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested maximum market-based restricted stock units outstanding at December 31, 2024	3,831,114	$10.80
Maximum market-based restricted stock units granted	2,020,000	13.50
Portion of maximum market-based restricted stock units that was not earned and vested at the end of the performance period, and therefore forfeited	(247,117)	18.89
Market-based restricted stock units vested	(247,117)	18.89
Nonvested maximum market-based restricted stock units outstanding at December 31, 2025	5,356,880	$11.07

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The total fair value of market-based restricted stock units vested during the year ended December 31, 2025 was $2.0 million.

Grant Date Fair Value of Stock Options, Restricted Stock Units, Performance-Based Restricted Stock Units and Market-Based Restricted Stock Units Granted

The estimated grant date fair values of stock options granted during the years ended December 31, 2025, 2024 and 2023 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Fair value of common stock	$8.12	$3.99	$8.46
Expected term (in years)	5.27 - 6.08	5.27 - 6.08	5.27 - 6.08
Risk-free interest rate	4.0% - 4.1%	4.2%	4.2% - 4.3%
Expected volatility	74.2% - 74.7%	74.5% - 75.0%	71.2% - 71.6%
Expected dividend yield	—	—	—

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

The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2025, 2024 and 2023 was $5.50, $2.70 and $5.61, respectively.

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the year ended December 31, 2025, 2024 and 2023 was $8.31, $4.03 and $8.29, respectively.

The weighted-average grant date fair value per share of the performance-based restricted stock units granted during 2025 was $7.28 and was based on the closing price of our common stock on the date of grant, as reported on The Nasdaq Global Select market. Expense will be recognized ratably over the requisite service period only if achievement of the performance condition is deemed to have been met. If the performance condition is deemed to have been met and the grantee ceases to provide continued service through any of the applicable vesting dates for reasons other than those expressly provided in the terms of the respective award, compensation cost recognized for unvested shares will be reversed in the period in which service ceased.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the year ended December 31, 2025, 2024 and 2023 was $13.50, $6.49 and $13.82, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. The aggregate share-based compensation expense of the market-based restricted stock units granted during the year ended December 31, 2025, 2024 and 2023 was $13.6 million, $7.2 million and $9.8 million, respectively. Aggregate share-based compensation expense is calculated based on the target payout level of shares granted and is recognized on a straight-line basis over the respective grants' performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense is reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

The compensation cost related to stock options, restricted stock units and market-based restricted stock units for the years ended December 31, 2025, 2024 and 2023 are included on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$3,624	$3,632	$4,186
Research and development	16,664	17,081	20,465
Sales and marketing	13,266	12,370	14,553
General and administrative	17,929	20,527	23,704
Total share-based compensation expense	$51,483	$53,610	$62,908

As of December 31, 2025, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$6,080	2.11
Nonvested restricted stock units	56,083	2.55
Nonvested market-based restricted stock units	12,876	1.90

15.
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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

16.
Income Taxes

The components of loss before provision for income taxes for the periods presented were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(59,472)	$(159,635)	$(225,335)
Foreign	15	40	31
Total loss before provision for income taxes	$(59,457)	$(159,595)	$(225,304)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of our deferred tax assets and liabilities as of the dates presented were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating losses	$286,076	$274,535
Tax credit carryforward	47,255	45,942
Nonqualifying stock options	29,335	31,010
Operating lease liabilities	19,845	22,912
Deferred revenue	3,546	14,996
Capitalized research and development	54,190	49,550
Tangible and intangible assets	4,114	1,963
Other	6,936	6,182
Total deferred tax assets	451,297	447,090
Less: Valuation allowance	(441,312)	(435,509)
Deferred tax assets, net of valuation allowance	9,985	11,581
Deferred tax liabilities
Tangible and intangible assets	—	—
Right-of-use assets	(9,985)	(11,581)
Net deferred taxes	$—	$—

ASC Topic 740, Income Taxes, requires that the tax benefit of net operating losses (“NOLs”), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $5.8 million and $33.1 million during the year ended December 31, 2025 and 2024, respectively.

Federal tax laws impose substantial restrictions on the utilization of NOL and credit carryforwards in the event of an ownership change, as defined in Section 382 of the Internal Revenue Code of 1986. Accordingly, our ability to utilize these carryforwards may be limited due to such ownership changes. We have completed a Section 382 analysis for changes in ownership through December 31, 2023 and continue to monitor for changes that could trigger a limitation. Based on this analysis, we do not expect to have any permanent limitations on the utilization of our federal NOLs. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”) federal income tax law, federal NOLs incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal NOLs is subject to an annual limitation. NOLs generated prior to 2018 are eligible to be carried forward up to 20 years. As of December 31, 2025, we had U.S. federal NOLs of $192.5 million and U.S. federal tax credits of $53.4 million that will begin to expire in 2028. We also had $915.4 million of NOLs as of December 31, 2025 that do not expire.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

In December 2023, the FASB issued ASU 2023-09. We adopted this update starting with the year ended December 31, 2025, and all prior periods presented have been conformed to the additional disclosure requirements, as applicable.

The effective tax rate of our provision for income taxes differs from the federal statutory rate for the periods presented as follows (in thousands, except percentages):

	Year Ended December 31,
	2025		2024		2023
Federal statutory tax rate	$(12,489)	21.0%	$(33,515)	21.0%	$(47,314)	21.0%
State tax, net of federal tax benefit	—	—	—	—	(26)	—
Other foreign jurisdiction tax effect	(3)	—	(8)	—	(6)	—
Effect of cross-border tax laws	3	—	8	—	6	—
Tax credit	(1,522)	2.6	(3,821)	2.4	(7,688)	3.4
Nontaxable or nondeductible items
Share-based compensation	4,286	(7.2)	7,657	(4.8)	6,471	(2.9)
Other	309	(0.6)	253	(0.1)	274	(0.1)
Change in unrecognized tax benefits	1,006	(1.7)	1,407	(0.9)	1,179	(0.5)
Other	(3)	—	—	—	(3)	—
Change in valuation allowance	8,413	(14.1)	28,019	(17.6)	47,107	(20.9)
Total	$—	0.0%	$—	0.0%	$—	0.0%

We account for global intangible low-taxed income as period costs when incurred. No cash taxes were paid for 2025, 2024 and 2023. The majority of our operations were in the State of Washington.

We recognize, in the consolidated financial statements, the effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We had unrecognized tax benefits of $11.7 million as of December 31, 2025.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the dates presented are as follows (in thousands):

Balance at December 31, 2022	$8,117
Additions in 2023	1,186
Balance at December 31, 2023	9,303
Additions in 2024	1,407
Balance at December 31, 2024	10,710
Additions in 2025	1,006
Balance at December 31, 2025	$11,716

During the year ended December 31, 2025, 2024 and 2023, we recognized uncertain tax positions of $1.0 million, $1.4 million and $1.2 million, respectively, related to a reduction of the research and development credit deferred tax asset. Unrecognized tax benefits may change during the next twelve months for items that arise in the ordinary course of business. We do not expect a material change to our unrecognized tax benefits over the next twelve months that would have an adverse effect on our operating results.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We had no accrued interest or penalties related to uncertain tax positions as of December 31, 2025 and 2024.

We file federal and certain state income tax returns, which provide varying statutes of limitations on assessments. However, because of NOL carryforwards, substantially all tax years since inception remain open to federal and state tax examination.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA and immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025. The enactment of the legislation did not have a material impact on our income tax rate during the year ended December 31, 2025 and is not expected to have a material impact on our income tax rate in future years.

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

17.
Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to our common shareholders for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to Adaptive Biotechnologies Corporation	$(59,499)	$(159,492)	$(225,250)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	151,721,939	147,101,648	144,383,294
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.39)	$(1.08)	$(1.56)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The number of weighted-average common stock equivalents excluded from the calculation of diluted net loss per share attributable to our common shareholders because of their anti-dilutive effect were 27.8 million, 26.8 million and 25.1 million for the year ended December 31, 2025, 2024 and 2023, respectively. These common stock equivalents are comprised of shares that may be issued under our stock option, restricted stock, performance-based restricted stock and market-based restricted stock programs.

18.
Retirement Plan

We maintain a salary deferral 401(k) plan (“401(k) Plan”) covering employees who have met certain eligibility requirements. Employees may defer up to 100% of their compensation to the 401(k) Plan, subject to federal limits. We made $1.9 million, $2.0 million and $2.3 million in discretionary contributions during the year ended December 31, 2025, 2024 and 2023, respectively, which are fully vested after one year of employee service.

19.
Segment Information

We operate our business as two reportable segments: MRD and Immune Medicine. These segments are organized by market opportunity in commercial diagnostics and drug discovery, respectively.

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

The Immune Medicine business leverages our proprietary ability to sequence, map, pair and characterize TCRs and B cell receptors at scale. These capabilities enable us to offer an expanding suite of solutions including: immune receptor sequencing, licensing of our proprietary data, TCR-antigen prediction models and our target discovery capabilities. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing; (2) data licensing and target discovery services; and (3) our former collaboration with Genentech under the Genentech Agreement.

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

Adaptive Biotechnologies Corporation

Notes to Consolidated Financial Statements (Continued)

We do not allocate certain expenses, such as our corporate insurance costs, external legal and audit costs and expenses related to our investor relations, chief executive officer and other related support functions. Additionally, we do not allocate costs related to Digital Biotechnologies, Inc. and our idle facility in Seattle, Washington, nor do we allocate interest expense related to our Purchase Agreement or interest and other income, net. Given these unallocated costs and income are not included in the measurements reviewed by the CODM to assess each segment's performance, they are designated as “other unallocated items.”

Our CODM is not regularly provided and does not review assets to assess each segment's performance, make strategic decisions or allocate resources. As such, assets for reportable segments are not disclosed.

Our allocation methodology will be periodically evaluated and may change.

The following tables set forth our segment information, including significant segment expenses that are (or are easily computable from) information regularly provided to our CODM, for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023(1)
	MRD	Immune Medicine(2)	Total	MRD	Immune Medicine(2)	Total	MRD	Immune Medicine(2)	Total
Revenue	$212,334	$64,642	$276,976	$145,529	$33,428	$178,957	$102,739	$67,537	$170,276
Less:
Cost of revenue	67,033	*	67,033	64,177	*	64,177	63,273	*	63,273
Research and development	35,027	56,416	91,443	40,743	59,714	100,457	42,153	77,867	120,020
Sales and marketing	87,924	*	87,924	77,579	*	77,579	76,742	*	76,742
General and administrative	42,081	*	42,081	40,446	*	40,446	46,961	*	46,961
Other segment items(3)	—	21,384	21,384	2,819	28,840	31,659	—	35,010	35,010
Add back:
Items to reconcile net loss to Adjusted EBITDA(4)	34,921	23,409	58,330	39,012	30,712	69,724	37,546	32,479	70,025
Adjusted EBITDA(4)	15,190	10,251	25,441	(41,223)	(24,414)	(65,637)	(88,844)	(12,861)	(101,705)
Items to reconcile to consolidated net loss:
Share-based compensation expense(5)			(42,330)			(43,074)			(50,426)
Restructuring expense(6)			—			(2,004)			—
Impairment of long-lived assets(6)			—			(7,205)			—
Depreciation and amortization expense			(16,000)			(17,441)			(19,599)
Other unallocated items(2)			(26,568)			(24,234)			(53,574)
Net loss			$(59,457)			$(159,595)			$(225,304)
*Non-significant segment expenses for Immune Medicine.

(1) Segment information for the year ended December 31, 2023 is presented on a comparable basis to that of the 2025 and 2024 periods and is based on judgments and allocation methods from our organizational changes implemented during 2024.

(2) Costs related to Digital Biotechnologies, Inc. are no longer included as Immune Medicine costs and have been reclassified to the “other unallocated items” total.

(3) For the MRD segment, includes MRD expenses related to the impairment of long-lived assets. For the Immune Medicine segment, includes all Immune Medicine operating expenses, other than research and development expenses.

(4) Adjusted EBITDA is a non-GAAP financial measure. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Adjusted EBITDA” for an explanation of how it is calculated and used by management.

(5) Represents share-based compensation expense related to stock option, restricted stock unit and market-based restricted stock unit awards. See Note 14, Equity Incentive Plans for details on our share-based compensation expense.

(6) Represents expenses recognized in conjunction with restructuring activities. See Note 15, Restructurings for details on our restructuring expense.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2025. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Control

There was not any change in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Adaptive Biotechnologies Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Adaptive Biotechnologies Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Adaptive Biotechnologies Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Seattle, Washington

February 26, 2026

Item 9B. Other Information

On November 7, 2025, Michelle Griffin, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan. Ms. Griffin’s plan provides for the sale of up to 100,128 shares of our common stock until October 31, 2026. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On November 18, 2025, Julie Rubinstein, President and Chief Operating Officer, adopted a Rule 10b5-1 trading plan. Ms. Rubinstein’s plan provides for the sale of up to 1,206,661 shares of our common stock until November 30, 2026. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On December 12, 2025, Sharon Benzeno, Chief Commercial Officer, Immune Medicine, modified a Rule 10b5-1 plan. Dr. Benzeno’s plan, as modified, provides for the sale of up to 114,329 shares of our common stock and 100% of the net vested shares of our common stock received in connection with the vesting of certain restricted stock units until June 30, 2026. This plan was modified during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On December 16, 2025, Susan Bobulsky, Chief Commercial Officer, MRD, adopted a Rule 10b5-1 trading plan. Ms. Bobulsky’s plan provides for the sale of up to 45,300 shares of our common stock until December 31, 2026. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of the Annual Report on Form 10-K will be included in our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 of the Annual Report on Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of the Annual Report on Form 10-K, including with respect to our equity compensation plans, will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of the Annual Report on Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of the Annual Report on Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

(3)
Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation		8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws		8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019		S-1	333-231838	4.1	5/30/2019
4.2	Description of Securities		10-K	001-38957	4.3	2/26/2020
10.1†	Strategic Collaboration and License Agreement between Genentech, Inc. and the Registrant, dated December 19, 2018		S-1	333-231838	10.1	5/30/2019
10.2	Amended and Restated Side Letter Agreement among Viking Global Equities LP, Viking Global Equities II LP, VGE III Portfolio Ltd., Viking Long Fund Master Ltd. and the Registrant, dated May 8, 2019		S-1	333-231838	10.5	5/30/2019
10.3*	Form of Amended and Restated Employment Agreement between the Registrant and certain of its executive officers		S-1	333-231838	10.7	5/30/2019
10.4*	Form of Amended and Restated Employment Agreement between the Registrant and Francis T. Lo		S-1	333-231838	10.8	5/30/2019
10.5*	Form of Restated Non-Employee Director Change in Control Agreement between the Registrant and each of its non-employee directors		S-1	333-231838	10.9	5/30/2019
10.6*	Form of Executive Severance Agreement between the Registrant and certain of its executive officers		10-Q	001-38957	10.1	8/10/2020
10.7*	Form of Indemnification Agreement between the Registrant and its directors and executive officers		S-1	333-231838	10.13	5/30/2019
10.8*	Adaptive Biotechnologies Corporation Non-Employee Director Compensation Policy		10-Q	001-38957	10.10	8/5/2025

			Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
10.9*	Adaptive Biotechnologies Corporation 2009 Equity Incentive Plan and form of award agreement thereunder		S-1	333-231838	10.15	5/30/2019
10.10*	Adaptive Biotechnologies Corporation 2019 Equity Incentive Plan and form of award agreement thereunder		10-Q	001-38957	10.12	8/13/2019
10.11*	Form of Stock Option Agreement for Non-U.S. Participants		10-K	001-38957	10.16	2/24/2021
10.12*	Form of Restricted Stock Unit Agreement for Non-U.S. Participants		10-K	001-38957	10.17	2/24/2021
10.13*	Form of Performance Units Agreement and Notice of Grant of Performance Units		10-Q	001-38957	10.1	5/4/2022
10.14*	Adaptive Biotechnologies Corporation 2019 Employee Stock Purchase Plan		S-1/A	333-231838	10.17	6/17/2019
10.15	Revenue Interest Purchase Agreement, made and entered into as of September 12, 2022, by and among Adaptive Biotechnologies Corporation, the Purchasers from time to time party hereto, and OrbiMed Royalty & Credit Opportunities IV, LP		8-K	001-38957	10.1	9/12/2022
10.16	Lease Agreement between ARE-Seattle No. 11, LLC and Adaptive TCR Corporation, dated July 21, 2011, as amended by Amendment No. 1, dated August 26, 2011, Amendment No. 2, dated June 30, 2014, Amendment No. 3, dated November 5, 2015, Amendment No. 4, dated December 23, 2015, and Amendment No. 5, dated June 6, 2016		S-1	333-231838	10.18	5/30/2019
10.17†	Sixth Amendment to Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 11, LLC, dated August 2, 2019		8-K	001-38957	10.1	8/7/2019
10.18†	Lease Agreement between Adaptive Biotechnologies Corporation and ARE-Seattle No. 12, LLC, dated August 2, 2019		8-K	001-38957	10.2	8/7/2019
19	Insider Trading Policies and Procedures	X
21.1	List of Subsidiaries		10-K	001-38957	21.1	2/14/2023
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the signature page)	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Title	Filed/Furnished With This Report	Form	File No.	Exhibit	Filing Date
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1*	Adaptive Biotechnologies Corporation Policy for the Recovery of Erroneously Awarded Compensation		10-K	001-38957	97.1	2/29/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	X

* Management contract or compensation plan or arrangement.

† Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act because the information is not material and would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, State of Washington, on February 26, 2026.

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

Signature	Title	Date

/s/ Chad Robins Chad Robins	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/s/ Kyle Piskel Kyle Piskel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026

/s/ Michelle Griffin Michelle Griffin	Director	February 26, 2026

/s/ Robert Hershberg Robert Hershberg, PhD, MD	Director	February 26, 2026

/s/ Peter Neupert Peter Neupert	Director	February 26, 2026

/s/ Katey Owen Katey Owen, PhD	Director	February 26, 2026