Form 10-Q
period 2026-03-31
Adaptive Biotechnologies Corp
filed 2026-05-05
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 160,044,392 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to realize payments, such as milestone fees or payments, based on our customers' use of our data in connection with their achievement of research or regulatory goals relating to their own products;
•
our ability to understand the T-cell mediated response across different indications and develop products leveraging our T cell receptor (“TCR”)-antigen binding data; and
•
our expected reliance on collaborators and other third parties for development, clinical testing and regulatory approval of current products in new indications and potential product candidates, which may fail at any time due to a number of possible unforeseen events.

The forward-looking statements in this report also include statements regarding our research and development efforts and other matters regarding our business strategies, use of capital, results of operations and financial position and plans and objectives for future operations. In some cases, you can identify forward-looking statements by the words “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and other factors are described under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (the “SEC”) from time to time. We caution you that forward-looking statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. As a result, the forward-looking statements may not prove to be accurate. The forward-looking statements in this report represent our views as of the date of this report.

We undertake no obligation to update any forward-looking statements for any reason, except as required by law.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our” and similar references refer to Adaptive Biotechnologies Corporation.

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$77,581	$70,495
Short-term marketable securities (amortized cost of $140,762 and $156,246, respectively)	140,753	156,485
Accounts receivable, net	48,315	50,365
Inventory	11,206	9,820
Prepaid expenses and other current assets	13,952	13,020
Total current assets	291,807	300,185
Long-term assets
Property and equipment, net	30,774	34,107
Operating lease right-of-use assets	40,248	40,616
Long-term marketable securities (amortized cost of $18,908 and $13,220, respectively)	18,889	13,234
Restricted cash	2,709	2,689
Intangible assets, net	1,307	1,726
Goodwill	118,972	118,972
Other assets	1,237	1,207
Total assets	$505,943	$512,736
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$9,615	$6,467
Accrued liabilities	7,465	7,700
Accrued compensation and benefits	6,217	16,992
Current portion of operating lease liabilities	8,513	8,920
Current portion of deferred revenue	49,397	45,194
Current portion of revenue interest liability, net	5,804	4,642
Total current liabilities	87,011	89,915
Long-term liabilities
Operating lease liabilities, less current portion	69,115	70,228
Deferred revenue, less current portion	807	1,006
Revenue interest liability, net, less current portion	124,749	126,566
Other long-term liabilities	20	20
Total liabilities	281,702	287,735
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at March 31, 2026 and December 31, 2025; 159,697,221 and 153,779,418 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	16	15
Additional paid-in capital	1,599,708	1,581,848
Accumulated other comprehensive (loss) gain	(28)	253
Accumulated deficit	(1,383,356)	(1,363,323)
Total Adaptive Biotechnologies Corporation shareholders’ equity	216,340	218,793
Noncontrolling interest	7,901	6,208
Total shareholders’ equity	224,241	225,001
Total liabilities and shareholders’ equity	$505,943	$512,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$70,874	$52,443
Operating expenses
Cost of revenue	18,708	16,979
Research and development	23,623	24,203
Sales and marketing	26,346	23,047
General and administrative	20,984	17,399
Amortization of intangible assets	419	419
Total operating expenses	90,080	82,047
Loss from operations	(19,206)	(29,604)
Interest and other income, net	2,080	2,679
Interest expense	(2,889)	(2,905)
Net loss	(20,015)	(29,830)
Add: Net income attributable to noncontrolling interest	(18)	(22)
Net loss attributable to Adaptive Biotechnologies Corporation	$(20,033)	$(29,852)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.13)	$(0.20)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	155,521,048	149,195,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(20,015)	$(29,830)
Other comprehensive loss
Change in unrealized gains and losses on investments	(281)	(32)
Comprehensive loss	(20,296)	(29,862)
Add: Comprehensive income attributable to noncontrolling interest	(18)	(22)
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(20,314)	$(29,884)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2024	147,773,744	$14	$1,506,353	$166	$(1,303,824)	$(224)	$202,485
Issuance of common stock for cash upon exercise of stock options	882,493	1	5,450	—	—	—	5,451
Vesting of restricted stock units and market-based restricted stock units	3,260,485	—	—	—	—	—	—
Share-based compensation expense	—	—	12,147	—	—	—	12,147
Other comprehensive loss	—	—	—	(32)	—	—	(32)
Net (loss) income	—	—	—	—	(29,852)	22	(29,830)
Balance at March 31, 2025	151,916,722	$15	$1,523,950	$134	$(1,333,676)	$(202)	$190,221

Balance at December 31, 2025	153,779,418	$15	$1,581,848	$253	$(1,363,323)	$6,208	$225,001
Issuance of common stock for cash upon exercise of stock options	655,786	1	5,132	—	—	—	5,133
Vesting of restricted stock units and market-based restricted stock units	5,262,017	—	—	—	—	—	—
Share-based compensation expense	—	—	11,928	—	—	—	11,928
Capital contributions for Digital Biotechnologies, Inc.	—	—	800	—	—	1,675	2,475
Other comprehensive loss	—	—	—	(281)	—	—	(281)
Net (loss) income	—	—	—	—	(20,033)	18	(20,015)
Balance at March 31, 2026	159,697,221	$16	$1,599,708	$(28)	$(1,383,356)	$7,901	$224,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(20,015)	$(29,830)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	3,418	4,312
Noncash lease expense	1,448	1,311
Share-based compensation expense	11,928	12,147
Intangible assets amortization	419	419
Investment amortization	(136)	(958)
Impairment of long-lived assets	347	—
Write-off of inventory	(10)	(101)
Revenue interest purchase agreement interest	(655)	283
Other	14	76
Changes in operating assets and liabilities
Accounts receivable, net	2,050	(1,864)
Inventory	(1,315)	264
Prepaid expenses and other current assets	(824)	489
Accounts payable and accrued liabilities	(7,512)	(9,665)
Operating lease right-of-use assets and liabilities	(2,600)	(2,035)
Deferred revenue	4,004	(3,326)
Other	(98)	(6)
Net cash used in operating activities	(9,537)	(28,484)
Investing activities
Purchases of property and equipment	(796)	(1,259)
Purchases of marketable securities	(38,863)	(50,654)
Proceeds from maturities of marketable securities	48,802	77,486
Net cash provided by investing activities	9,143	25,573
Financing activities
Proceeds from exercise of stock options	5,025	5,451
Proceeds from capital contributions for Digital Biotechnologies, Inc.	2,475	—
Cash provided by financing activities	7,500	5,451
Net increase in cash, cash equivalents and restricted cash	7,106	2,540
Cash, cash equivalents and restricted cash at beginning of year	73,184	50,817
Cash, cash equivalents and restricted cash at end of period	$80,290	$53,357
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$159	$211
Supplemental disclosure of cash flow information
Cash paid for interest	$3,584	$2,373
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents at end of period	$77,581	$50,646
Restricted cash at end of period	2,709	2,711
Total cash, cash equivalents and restricted cash at end of period	$80,290	$53,357

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We consolidate entities in which we have a controlling financial interest and subsidiaries in which we hold less than a majority interest when we have the ability to direct the activities that most significantly affect economic performance and when other investors do not have substantive rights to participate in those decisions. The unaudited condensed consolidated financial statements include the accounts of Adaptive Biotechnologies Corporation, Adaptive Biotechnologies B.V., our wholly-owned subsidiary, and Digital Biotechnologies, Inc., a subsidiary in which we had 46% ownership interest as of March 31, 2026 and have certain control rights. The remaining interest in Digital Biotechnologies, Inc., held by certain of our related parties, their related family trusts and Series A Preferred Stock holders, are shown in the unaudited condensed consolidated financial statements as noncontrolling interest. All intercompany transactions and balances have been eliminated upon consolidation.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026.

Restricted Cash

We had a restricted cash balance of $2.7 million as of March 31, 2026 and December 31, 2025. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for certain of our facility leases.

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

We derive revenue by providing diagnostic and research services in our Minimal Residual Disease (“MRD”) and Immune Medicine business areas. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing; (2) data licensing and target discovery services; and (3) for periods prior to October 1, 2025, our former collaboration with Genentech, Inc. (“Genentech”) under the worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”).

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

For our target discovery agreement, we received an initial upfront payment and rights to additional consideration upon the delivery of completed disease-specific TCRs pursuant to a research plan. We identified two distinct performance obligations: (1) to provide Adaptive Immunosequencing services for customer provided specimens; and (2) the delivery of the disease-specific TCRs with the associated license rights. The consideration allocated to each of the respective performance obligations is recognized as revenue upon the delivery of the respective datasets. If the customer elects to further develop therapeutics, we may be eligible to receive additional development, commercial and sales milestone payments that could total up to $877.5 million. All such development, commercial and sales‑based milestone payments are fully constrained until the underlying triggering events occur. The customer is solely responsible for any subsequent development costs following the conclusion of the research plan.

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

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
MRD revenue
Service revenue	$58,093	$39,221
Regulatory milestone revenue	9,000	4,500
Total MRD revenue	67,093	43,721
Immune Medicine revenue
Service and licensing revenue	3,781	5,122
Collaboration revenue(1)	—	3,600
Total Immune Medicine revenue	3,781	8,722
Total revenue	$70,874	$52,443

(1) On August 13, 2025, the Genentech Agreement was terminated, with termination effective February 9, 2026.

During the three months ended March 31, 2026 and 2025, we recognized $2.6 million and $2.0 million, respectively, in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote.

As of March 31, 2026, we could receive up to an additional $386.0 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Deferred Revenue

We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately three years from March 31, 2026. This period of time represents an estimate of the ongoing sample testing for our customers' therapeutic development efforts.

Changes in deferred revenue during the three months ended March 31, 2026 were as follows (in thousands):

Deferred revenue balance at December 31, 2025	$46,200
Additions to deferred revenue during the period	19,583
Revenue recognized during the period	(15,579)
Deferred revenue balance at March 31, 2026	$50,204

During the three months ended March 31, 2026, $8.2 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2025.

5. Fair Value Measurements

The following tables set forth the fair values of financial assets as of March 31, 2026 and December 31, 2025 that were measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$38,145	$—	$—	$38,145
Commercial paper	—	12,701	—	12,701
U.S. government treasury and agency securities	—	122,069	—	122,069
Corporate bonds	—	29,841	—	29,841
Total financial assets	$38,145	$164,611	$—	$202,756

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$28,489	$—	$—	$28,489
Commercial paper	—	9,932	—	9,932
U.S. government treasury and agency securities	—	125,605	—	125,605
Corporate bonds	—	34,182	—	34,182
Total financial assets	$28,489	$169,719	$—	$198,208

Level 1 securities include highly liquid money market funds, for which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of U.S. government treasury and agency securities, corporate bonds and commercial paper, and are valued based on recent trades of securities in inactive markets or on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Of the March 31, 2026 Level 2 commercial paper balance, $5.0 million is recorded as cash and cash equivalents on our unaudited condensed consolidated balance sheet.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Investments

Available-for-sale investments consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$7,735	$—	$(3)	$7,732
U.S. government treasury securities	107,138	55	(43)	107,150
Corporate bonds	25,889	6	(24)	25,871
Total short-term marketable securities	$140,762	$61	$(70)	$140,753
Long-term marketable securities
U.S. government treasury and agency securities	$14,947	$—	$(28)	$14,919
Corporate bonds	3,961	9	—	3,970
Total long-term marketable securities	$18,908	$9	$(28)	$18,889

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$9,931	$1	$—	$9,932
U.S. government treasury securities	114,138	204	—	114,342
Corporate bonds	32,177	34	—	32,211
Total short-term marketable securities	$156,246	$239	$—	$156,485
Long-term marketable securities
U.S. government treasury and agency securities	$11,250	$13	$—	$11,263
Corporate bonds	1,970	1	—	1,971
Total long-term marketable securities	$13,220	$14	$—	$13,234

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.6 million and $1.5 million was presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of March 31, 2026 and on the condensed consolidated balance sheet as of December 31, 2025, respectively.

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of March 31, 2026 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$6,275	$(3)	$—	$—
U.S. government treasury and agency securities	63,477	(71)	—	—
Corporate bonds	14,204	(24)	—	—
Total available-for-sale securities	$83,956	$(98)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of March 31, 2026, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of March 31, 2026 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, South San Francisco, California and Bothell, Washington. As of March 31, 2026, we were not party to any finance leases.

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance on the unaudited condensed consolidated balance sheet as of March 31, 2026 (in thousands):

2026 (excluding the three months ended March 31, 2026)	$8,822
2027	12,462
2028	12,818
2029	12,860
2030	12,988
Thereafter	31,344
Total undiscounted lease payments	91,294
Less: Imputed interest	(13,666)
Total operating lease liabilities	77,628
Less: Current portion	(8,513)
Operating lease liabilities, less current portion	$69,115

During the three months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of lease liabilities was $3.5 million and $3.0 million, respectively.

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

To determine the amortization of the Purchase Agreement obligation, we are required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculate an effective interest rate which will amortize the obligation to zero over the amortization period. The calculated effective interest rate as of March 31, 2026 was 8.9%.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table sets forth the revenue interest liability, net activity during the three months ended March 31, 2026 (in thousands):

Revenue interest liability, net at December 31, 2025	$131,208
Interest expense	2,889
Revenue interest payable	(3,544)
Revenue interest liability, net at March 31, 2026	$130,553

Revenue interest payable of $3.5 million and $3.6 million was included within the accounts payable balance on the unaudited condensed consolidated balance sheet as of March 31, 2026 and on the condensed consolidated balance sheet as of December 31, 2025, respectively. The net of interest expense and revenue interest paid and payable is classified in the consolidated statements of cash flows as revenue interest purchase agreement interest.

9. Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of March 31, 2026.

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

Effective January 1, 2026, our 2019 Plan reserve increased by 7,688,970 shares. Our board of directors determined not to increase the ESPP reserve in 2026.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2026, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	9,372,173
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding performance-based and market-based restricted stock units granted eligible to be earned	14,189,576
Shares available for future grant under the 2019 Equity Incentive Plan	16,523,319
Shares available for future grant under the Employee Stock Purchase Plan	5,686,170
Total shares of common stock reserved for future issuance	45,771,238

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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain awards granted to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of March 31, 2026, we had 37,352,836 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the three months ended March 31, 2026 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2025	11,542,119
2019 Equity Incentive Plan reserve increase effective January 1, 2026	7,688,970
Stock options and restricted stock units granted and the maximum performance-based and market-based restricted stock units granted eligible to be earned	(3,249,296)
Stock options, restricted stock units and performance-based restricted stock units forfeited or expired	541,526
Shares available for grant at March 31, 2026	16,523,319

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the three months ended March 31, 2026 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2025	10,044,260	$16.22
Stock options forfeited	(1,109)	12.76
Stock options expired	(15,192)	40.41
Stock options exercised	(655,786)	7.83
Stock options outstanding at March 31, 2026	9,372,173	$16.77	$35,878
Stock options vested and exercisable at March 31, 2026	8,353,536	$17.99	$28,610

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The weighted-average remaining contractual life for stock options outstanding as of March 31, 2026 was 4.8 years. The weighted-average remaining contractual life for stock options vested and exercisable as of March 31, 2026 was 4.4 years.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the three months ended March 31, 2026 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2025	11,245,666	$7.26
Restricted stock units granted	2,041,792	16.44
Restricted stock units forfeited	(400,249)	7.52
Restricted stock units vested	(3,843,577)	7.71
Nonvested restricted stock units outstanding at March 31, 2026	9,043,632	$9.13

Performance-Based Restricted Stock Units

One of our executive officers was granted an award of 124,976 shares of performance-based restricted stock units in 2025 (which had a grant date fair value of $7.28 per share), which was subsequently forfeited during the three months ended March 31, 2026, given the related financial metric was not achieved.

Separately, during the three months ended March 31, 2026, our executive officers were granted awards of performance-based restricted stock units. The total number of shares of common stock that may be earned under the respective awards range from zero shares to 603,746 shares and are calculated based on an MRD revenue compound annual growth rate metric, as measured over a three-year performance period. Except as expressly provided in the terms of each award’s agreement, vesting is subject to the respective grantee’s continuous service through the end of the three-year performance period.

Market-Based Restricted Stock Units

Separate from the restricted stock units described above, our executive officers have been granted awards of market-based restricted stock units. The number of shares of common stock that may be earned under the respective awards range from zero shares to a defined maximum number of shares and are calculated based on our total shareholder return during a three-year performance period as measured against that of the group of companies comprising the S&P Biotechnology Select Industry Index as of the grant date or other applicable date, subject to certain adjustments to such index group. Except as expressly provided in the terms of each award’s agreement, vesting is subject to the respective grantee’s continuous service through the end of the three-year performance period.

Market-based restricted stock unit activity under the 2019 Plan during the three months ended March 31, 2026 was as follows:

	Maximum Market-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested maximum market-based restricted stock units outstanding at December 31, 2025	5,356,880	$11.07
Maximum market-based restricted stock units granted	603,758	27.15
Market-based restricted stock units vested	(1,418,440)	13.82
Nonvested maximum market-based restricted stock units outstanding at March 31, 2026	4,542,198	$12.35

Grant Date Fair Value of Restricted Stock Units, Performance-Based Restricted Stock Units and Market-Based Restricted Stock Units Granted

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2026 and 2025 was $16.44 and $8.12, respectively.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The weighted-average grant date fair value per share of the performance-based restricted stock units granted during the three months ended March 31, 2026 and 2025 was $16.44 and $7.28, respectively, and was based on the closing price of our common stock on the date of grant, as reported on The Nasdaq Global Select Market. Expense is recognized ratably over the requisite service period, at the estimated attainment level, only if achievement of the performance attainment level is deemed probable. Previously recognized compensation cost will be reversed to the extent a prior attainment level is no longer deemed probable or is deemed not met. Probability of achievement is assessed periodically. If a grantee ceases to provide continued service through the applicable vesting date for reasons other than those expressly provided in the terms of the respective award, compensation cost recognized for unvested shares will be reversed in the period in which service ceased.

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the three months ended March 31, 2026 and 2025 was $27.15 and $13.50, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. Aggregate share-based compensation expense is calculated based on the target payout level of shares granted and is recognized on a straight-line basis over the respective grants' performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense is reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

The compensation cost related to stock options, restricted stock units, performance-based restricted stock units and market-based restricted stock units for the three months ended March 31, 2026 and 2025 are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$713	$879
Research and development	3,471	4,058
Sales and marketing	3,229	3,144
General and administrative	4,515	4,066
Total share-based compensation expense	$11,928	$12,147

As of March 31, 2026, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$4,490	2.29
Nonvested restricted stock units	78,814	3.00
Nonvested performance-based restricted stock units	4,841	2.93
Nonvested market-based restricted stock units	18,674	2.25

12. Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to our common shareholders for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Adaptive Biotechnologies Corporation	$(20,033)	$(29,852)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	155,521,048	149,195,028
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.13)	$(0.20)

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

The number of weighted-average common stock equivalents excluded from the calculation of diluted net loss per share attributable to our common shareholders because of their anti-dilutive effect were 25.7 million and 26.9 million for the three months ended March 31, 2026 and 2025, respectively. These common stock equivalents are comprised of shares that may be issued under our stock option, restricted stock, performance-based restricted stock and market-based restricted stock programs.

13. Segment Information

There are no inter-segment revenues. See Note 3, Revenue for more information about each segment’s revenue. Our chief operating decision maker (“CODM”) is not regularly provided and does not review assets to assess each segment’s performance, make strategic decisions or allocate resources. As such, assets for reportable segments are not disclosed.

The following tables set forth our segment information, including significant segment expenses that are (or are easily computable from) information regularly provided to our CODM, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	MRD	Immune Medicine	Total	MRD	Immune Medicine(1)	Total
Revenue	$67,093	$3,781	$70,874	$43,721	$8,722	$52,443
Less:
Cost of revenue	17,244	*	17,244	15,885	*	15,885
Research and development	9,226	13,934	23,160	9,159	14,488	23,647
Sales and marketing	24,742	*	24,742	21,413	*	21,413
General and administrative	12,519	*	12,519	9,502	*	9,502
Other segment items(2)	—	5,776	5,776	—	5,153	5,153
Add back:
Items to reconcile net income or net loss to Adjusted EBITDA(3)	8,776	5,569	14,345	8,127	5,813	13,940
Adjusted EBITDA(3)	12,138	(10,360)	1,778	(4,111)	(5,106)	(9,217)
Items to reconcile to consolidated net loss:
Share-based compensation expense(4)			(9,969)			(9,654)
Restructuring expense(5)			(643)			—
Impairment of long-lived assets(5)			(347)			—
Depreciation and amortization expense			(3,386)			(4,286)
Other unallocated items(1)			(7,448)			(6,673)
Net loss			$(20,015)			$(29,830)
*Non-significant segment expenses for Immune Medicine.

(1) Costs related to Digital Biotechnologies, Inc. are no longer included as Immune Medicine costs and have been reclassified to the “other unallocated items” total.

(2) For the Immune Medicine segment, includes all Immune Medicine operating expenses, other than research and development expenses.

(3) Adjusted EBITDA is a non-GAAP financial measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted EBITDA” for an explanation of how it is calculated and used by management.

(4) Represents share-based compensation expense related to various awards. See Note 11, Equity Incentive Plans for details on our share-based compensation expense.

(5) Represents expenses recognized in conjunction with a restructuring that primarily impacted research and development activities.

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

Our current product and service offerings in MRD related to the MRD market are our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ or MRD assay, offered to biopharmaceutical partners to advance drug development efforts. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration for the detection and monitoring of MRD in patients with multiple myeloma, B cell acute lymphoblastic leukemia and chronic lymphocytic leukemia, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers, including diffuse large B cell lymphoma and mantle cell lymphoma (“MCL”). In the fourth quarter of 2024, we obtained Medicare coverage for MCL and initiated promotional efforts in MCL. We also obtained a new Medicare Clinical Laboratory Fee Schedule rate of $2,007 per test for clonoSEQ and MolDX separately updated the clonoSEQ episode pricing to $8,029 for all covered indications. This represented a 17% increase from the previous episode price. In April 2025, Palmetto GBA expanded coverage of clonoSEQ to include single time point testing to monitor for recurrence in patients with a history of MCL. This expanded coverage is in addition to the existing Medicare episode payment structure for clonoSEQ. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners and payors. In an effort to enable easier test ordering, we have integrated our clonoSEQ test into electronic medical record systems, including Epic System Corporation’s Aura and Flatiron Health, Inc.’s OncoEMR®, of numerous accounts.

Immune Medicine leverages our proprietary ability to sequence, map, pair and characterize TCRs and B cell receptors at scale to drive opportunities in cancer and autoimmune disorders. Our capabilities enable us to offer an expanding suite of solutions including: immune receptor sequencing, licensing of our proprietary data, TCR-antigen prediction models and our target discovery capabilities. We are applying artificial intelligence and machine learning models to map at scale TCR sequences to the diseases they bind to enable commercial offerings and our own product research initiatives.

We recognized revenue of $70.9 million and $52.4 million for the three months ended March 31, 2026 and 2025, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $20.0 million and $29.9 million for the three months ended March 31, 2026 and 2025, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering and follow-on offering, revenue and the proceeds received from the revenue interest purchase agreement we entered into in September 2022 (the “Purchase Agreement”). As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $237.2 million and $240.2 million, respectively. These balances include $15.3 million and $13.1 million of cash and cash equivalents held by Digital Biotechnologies, Inc., respectively.

Adaptive Biotechnologies Corporation

Components of Results of Operations

Revenue

We derive revenue by providing diagnostic and research services in our MRD and Immune Medicine business areas. Our MRD revenue consists of revenue generated from (1) providing our clonoSEQ report to clinical customers; (2) providing MRD sample testing services to biopharmaceutical customers and certain academic institutions, including investigator-led clinical trials; and (3) providing our clonoSEQ report or results to certain international laboratory sites through technology transfers. We disclose our clonoSEQ test volume, which includes the number of clonoSEQ reports and results we have provided to ordering physicians in the U.S. and international technology transfer sites. These volumes do not include sample results from our biopharmaceutical customers or academic institutions utilizing our MRD services. Our Immune Medicine revenue consists of revenue generated from (1) providing sample testing services for our commercial research product, Adaptive Immunosequencing; (2) data licensing and target discovery services; and (3) for periods prior to October 1, 2025, our former collaboration with Genentech, Inc. (“Genentech”) under the worldwide collaboration and license agreement with Genentech (the “Genentech Agreement”).

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

For our target discovery agreement, we received an initial upfront payment and rights to additional consideration upon the delivery of completed disease-specific TCRs pursuant to a research plan. We identified two distinct performance obligations: (1) to provide Adaptive Immunosequencing services for customer provided specimens; and (2) the delivery of the disease-specific TCRs with the associated license rights. The consideration allocated to each of the respective performance obligations is recognized as revenue upon the delivery of the respective datasets. If the customer elects to further develop therapeutics, we may be eligible to receive additional development, commercial and sales milestone payments that could total up to $877.5 million. All such development, commercial and sales‑based milestone payments are fully constrained until the underlying triggering events occur. The customer is solely responsible for any subsequent development costs following the conclusion of the research plan.

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

We expect our Immune Medicine revenue to increase in the short term. Our Immune Medicine revenue may fluctuate from period to period due to the timing of receipt of customer samples from our biopharmaceutical customers and the potential recognition of milestones under our target discovery agreement.

Cost of Revenue

Cost of revenue includes the cost of materials, personnel-related expenses (including salaries, benefits and share-based compensation), shipping and handling expenses, equipment costs, allocated facility costs associated with processing samples and professional support costs related to our service revenue activities. Allocated facility costs include depreciation of laboratory equipment, as well as allocated facility occupancy and information technology costs. Costs associated with processing samples are recorded as expense, regardless of the timing of revenue recognition. As such, cost of revenue and related volume does not always trend in the same direction as revenue recognition and related volume. Additionally, costs to support the Genentech Agreement were a component of our research and development expenses.

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

We expect sales and marketing expenses to moderately increase in the short term. In the long term, we expect sales and marketing expenses to increase in absolute dollars as we increase marketing activities to drive awareness and adoption of our products and services. However, we expect sales and marketing expenses to decrease as a percentage of revenue in the long term, subject to fluctuations from period to period due to the timing and magnitude of these expenses.

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

We expect general and administrative expenses to moderately decrease in the short term and to decrease as a percentage of revenue in the long term.

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

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Statements of Operations Data:
Revenue	$70,874	$52,443
Operating expenses
Cost of revenue	18,708	16,979
Research and development	23,623	24,203
Sales and marketing	26,346	23,047
General and administrative	20,984	17,399
Amortization of intangible assets	419	419
Total operating expenses	90,080	82,047
Loss from operations	(19,206)	(29,604)
Interest and other income, net	2,080	2,679
Interest expense	(2,889)	(2,905)
Net loss	(20,015)	(29,830)
Add: Net income attributable to noncontrolling interest	(18)	(22)
Net loss attributable to Adaptive Biotechnologies Corporation	$(20,033)	$(29,852)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.13)	$(0.20)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	155,521,048	149,195,028
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(2,469)	$(12,748)

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

Adaptive Biotechnologies Corporation

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
MRD revenue
Service revenue	$58,093	$39,221	$18,872	48%
Regulatory milestone revenue	9,000	4,500	4,500	100
Total MRD revenue	67,093	43,721	23,372	53	95%	83%
Immune Medicine revenue
Service and licensing revenue	3,781	5,122	(1,341)	(26)
Collaboration revenue	—	3,600	(3,600)	(100)
Total Immune Medicine revenue	3,781	8,722	(4,941)	(57)	5%	17%
Total revenue	$70,874	$52,443	$18,431	35	100%	100%

The $23.4 million increase in MRD revenue was primarily due to a $15.8 million increase in revenue generated from providing clonoSEQ to clinical customers, a $4.5 million increase in revenue recognized upon the achievement of regulatory milestones by certain of our biopharmaceutical customers and a $3.5 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers, partially offset by a $0.6 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 41% to 32,595 tests delivered in the three months ended March 31, 2026 from 23,117 tests delivered in the three months ended March 31, 2025.

The $4.9 million decrease in Immune Medicine revenue was primarily due to a $3.6 million decrease in revenue generated from the Genentech Agreement, resulting from the termination of the Genentech Agreement in August 2025, and a $1.3 million decrease in sample testing revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Cost of revenue	$18,708	$16,979	$1,729	10%	26%	32%

The $1.7 million increase in cost of revenue was primarily attributable to a $0.9 million increase in shipping and handling expenses and a $0.7 million increase in labor and overhead costs.

Research and Development

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Research and development	$23,623	$24,203	$(580)	(2)%	33%	46%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Research and development materials and allocated production laboratory expenses	$3,029	$3,644	$(615)
Personnel expenses	15,021	14,584	437
Allocable facilities and information technology expenses	1,860	1,945	(85)
Software and cloud services expenses	1,972	1,322	650
Depreciation and other expenses	1,741	2,708	(967)
Total	$23,623	$24,203	$(580)

Adaptive Biotechnologies Corporation

The $0.6 million decrease in research and development expenses was primarily attributable to a $1.0 million decrease in depreciation and other expenses and a $0.6 million decrease in laboratory materials and allocated production laboratory expenses, which was driven primarily by decreased investments in clonoSEQ efforts. These decreases were partially offset by a $0.7 million increase in software and cloud services expenses and a $0.4 million increase in personnel costs.

Sales and Marketing

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Sales and marketing	$26,346	$23,047	$3,299	14%	37%	44%

The $3.3 million increase in sales and marketing expenses was primarily attributable to a $1.8 million increase in personnel costs, a $0.8 million increase in travel and customer event related expenses and a $0.5 million increase in computer and software expenses.

General and Administrative

	Three Months Ended March 31,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
General and administrative	$20,984	$17,399	$3,585	21%	30%	33%

The $3.6 million increase in general and administrative expenses was primarily attributable to a $1.7 million increase in personnel costs, a $0.9 million increase in computer and software expenses and a $0.8 million increase in third-party billing service fees.

Interest and Other Income, Net

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Interest and other income, net	$2,080	$2,679	$(599)	(22)%

The $0.6 million decrease in interest and other income, net was primarily attributable to a decrease in net interest income and investment amortization driven by decreased holdings of and interest rates pertaining to our cash, cash equivalents and marketable securities.

Interest Expense

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Interest expense	$(2,889)	$(2,905)	$16	(1)%

The nominal decrease in interest expense was attributable to a change in our assumptions regarding the timeframe in which our Purchase Agreement will be fully repaid.

Adaptive Biotechnologies Corporation

Segment Adjusted EBITDA

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025(1)	$	%
MRD Adjusted EBITDA(2)	$12,138	$(4,111)	$16,249	(395)%
Immune Medicine Adjusted EBITDA(2)	(10,360)	(5,106)	(5,254)	103

(1) Costs related to Digital Biotechnologies, Inc. are no longer included as Immune Medicine costs and have been reclassified to our unallocated corporate category.

(2)Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation of how it is calculated and used by management. Adjusted EBITDA related to our unallocated corporate category is included in the calculation of consolidated Adjusted EBITDA but not shown above in the breakout of segment Adjusted EBITDA.

The $16.2 million improvement in MRD Adjusted EBITDA was primarily attributable to a $23.4 million increase in MRD revenue, partially offset by an increase in operating expenses, excluding those identified as reconciling items between segment net income and segment net loss, respectively, and segment Adjusted EBITDA. The increase in these operating expenses relates primarily to sales and marketing and general and administrative activities.

The $5.3 million increase in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a $4.9 million decrease in Immune Medicine revenue, resulting largely from the termination of the Genentech Agreement in August 2025.

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

Adaptive Biotechnologies Corporation

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Adaptive Biotechnologies Corporation	$(20,033)	$(29,852)
Interest and other income, net	(2,080)	(2,679)
Interest expense(1)	2,889	2,905
Depreciation and amortization expense	3,837	4,731
Impairment of long-lived assets(2)	347	—
Restructuring expense(2)	643	—
Share-based compensation expense(3)	11,928	12,147
Adjusted EBITDA	$(2,469)	$(12,748)

(1) Represents costs associated with our revenue interest liability and noncash interest costs associated with the amortization of the related deferred issuance costs. See Note 8, Revenue Interest Purchase Agreement of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on the Purchase Agreement.

(2) Represents expenses recognized in conjunction with a restructuring that primarily impacted research and development activities.

(3) Represents share-based compensation expense related to various awards. See Note 11, Equity Incentive Plans of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on our share-based compensation expense.

Liquidity and Capital Resources

We have incurred losses since inception, apart from the three month period ended September 30, 2025, and have incurred negative cash flows from operations since inception through March 31, 2026, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of March 31, 2026, we had an accumulated deficit of $1.4 billion.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, revenue and the proceeds received from the Purchase Agreement. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $221.9 million, excluding $15.3 million of cash and cash equivalents held by Digital Biotechnologies, Inc.

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

Adaptive Biotechnologies Corporation

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed with the SEC on February 26, 2026.

See Note 7, Leases and Note 8, Revenue Interest Purchase Agreement of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information regarding our contractual obligations relating to lease agreements and the Purchase Agreement, respectively.

Cash Flows

The following table summarizes our uses and sources of cash for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(9,537)	$(28,484)
Net cash provided by investing activities	9,143	25,573
Cash provided by financing activities	7,500	5,451

Operating Activities

Net cash used in operating activities was primarily comprised of changes in operating assets and liabilities and net loss, as adjusted for noncash items. Noncash adjustments consist primarily of share-based compensation, depreciation and amortization and noncash lease expense.

Net cash used in operating activities was $9.5 million as compared to $28.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in net cash used in operating activities was primarily driven by an increase in customer collections.

Investing Activities

Net cash provided by investing activities was $9.1 million as compared to $25.6 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in net cash provided by investing activities was primarily due to a decrease in proceeds from maturities of marketable securities, partially offset by a reduction in purchases of marketable securities and property and equipment.

Financing Activities

Cash provided by financing activities was $7.5 million as compared to $5.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase in cash provided by financing activities was primarily due to proceeds received from Digital Biotechnologies, Inc.’s Series A Preferred Stock financing, partially offset by a decrease in proceeds from the exercise of stock options.

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

While our significant accounting policies are described in more detail in our Annual Report filed with the SEC on February 26, 2026, as well as in Note 2, Significant Accounting Policies of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements:

•
revenue recognition;
•
imputing interest for the Purchase Agreement;
•
goodwill; and
•
recoverability and impairment of long-lived assets.

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report filed with the SEC on February 26, 2026.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of March 31, 2026, there have been no material changes to our market risks as previously disclosed in our Annual Report filed with the SEC on February 26, 2026. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report filed with the SEC on February 26, 2026. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in this report. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operations, product pipeline, operating results, financial condition or liquidity, and consequently, the value of our securities. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects. There have been no material changes to the risk factors described in our Annual Report filed with the SEC on February 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 13, 2026, Harlan Robins, Chief Scientific Officer, adopted a Rule 10b5-1 trading plan. Dr. Robins’s plan provides for the sale of up to 984,800 shares of our common stock until December 31, 2026. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On March 16, 2026, Kyle Piskel, Chief Financial Officer, terminated a Rule 10b5-1 trading plan that had been adopted on August 28, 2025 and provided for the sale of up to 173,901 shares of common stock and 100% of the net vested shares of our common stock received in connection with the vesting of certain restricted stock units. The plan was originally scheduled to expire on June 30, 2026. No further transactions will occur under the terminated plan.

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

Adaptive Biotechnologies Corporation

Date: May 5, 2026	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Kyle Piskel
Kyle Piskel
Chief Financial Officer (Principal Financial Officer)