Form 10-Q
period 2026-06-30
Adaptive Biotechnologies Corp
filed 2026-08-04
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 159,595,842 shares of common stock, $0.0001 par value per share, outstanding.

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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$169,873	$70,495
Short-term marketable securities (amortized cost of $174,510 and $156,246, respectively)	174,382	156,485
Accounts receivable, net	49,513	50,365
Inventory	10,497	9,820
Prepaid expenses and other current assets	16,298	13,020
Total current assets	420,563	300,185
Long-term assets
Property and equipment, net	29,451	34,107
Operating lease right-of-use assets	39,122	40,616
Long-term marketable securities (amortized cost of $27,564 and $13,220, respectively)	27,480	13,234
Restricted cash	2,728	2,689
Intangible assets, net	884	1,726
Goodwill	118,972	118,972
Other assets	1,478	1,207
Total assets	$640,678	$512,736
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$5,241	$6,467
Accrued liabilities	10,651	7,700
Accrued compensation and benefits	9,742	16,992
Current portion of operating lease liabilities	8,823	8,920
Current portion of deferred revenue	53,255	45,194
Current portion of revenue interest liability, net	—	4,642
Total current liabilities	87,712	89,915
Long-term liabilities
Operating lease liabilities, less current portion	66,800	70,228
Deferred revenue, less current portion	608	1,006
Revenue interest liability, net, less current portion	—	126,566
Convertible senior notes, net	334,876	—
Other long-term liabilities	20	20
Total liabilities	490,016	287,735
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at June 30, 2026 and December 31, 2025; 159,059,622 and 153,779,418 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	16	15
Additional paid-in capital	1,566,254	1,581,848
Accumulated other comprehensive (loss) gain	(212)	253
Accumulated deficit	(1,423,144)	(1,363,323)
Total Adaptive Biotechnologies Corporation shareholders’ equity	142,914	218,793
Noncontrolling interest	7,748	6,208
Total shareholders’ equity	150,662	225,001
Total liabilities and shareholders’ equity	$640,678	$512,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$71,553	$58,879	$142,427	$111,322
Operating expenses
Cost of revenue	20,165	17,999	38,873	34,978
Research and development	19,153	24,134	42,776	48,337
Sales and marketing	26,414	23,573	52,760	46,620
General and administrative	21,168	17,786	42,152	35,185
Amortization of intangible assets	423	423	842	842
Total operating expenses	87,323	83,915	177,403	165,962
Loss from operations	(15,770)	(25,036)	(34,976)	(54,640)
Interest and other income, net	2,256	2,391	4,336	5,070
Interest expense	(2,694)	(2,948)	(5,583)	(5,853)
Loss on revenue interest liability extinguishment	(23,733)	—	(23,733)	—
Net loss	(39,941)	(25,593)	(59,956)	(55,423)
Add: Net loss (income) attributable to noncontrolling interest	153	(21)	135	(43)
Net loss attributable to Adaptive Biotechnologies Corporation	$(39,788)	$(25,614)	$(59,821)	$(55,466)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.25)	$(0.17)	$(0.38)	$(0.37)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	159,855,257	152,082,284	157,700,126	150,646,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(39,941)	$(25,593)	$(59,956)	$(55,423)
Other comprehensive loss
Change in unrealized gains and losses on investments	(184)	(61)	(465)	(93)
Comprehensive loss	(40,125)	(25,654)	(60,421)	(55,516)
Add: Comprehensive loss (income) attributable to noncontrolling interest	153	(21)	135	(43)
Comprehensive loss attributable to Adaptive Biotechnologies Corporation	$(39,972)	$(25,675)	$(60,286)	$(55,559)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Deficit	Interest	Shareholders’ Equity
Balance at March 31, 2025	151,916,722	$15	$1,523,950	$134	$(1,333,676)	$(202)	$190,221
Issuance of common stock for cash upon exercise of stock options	238,211	—	1,610	—	—	—	1,610
Vesting of restricted stock units	79,839	—	—	—	—	—	—
Share-based compensation expense	—	—	13,359	—	—	—	13,359
Other comprehensive loss	—	—	—	(61)	—	—	(61)
Net (loss) income	—	—	—	—	(25,614)	21	(25,593)
Balance at June 30, 2025	152,234,772	$15	$1,538,919	$73	$(1,359,290)	$(181)	$179,536

Balance at March 31, 2026	159,697,221	$16	$1,599,708	$(28)	$(1,383,356)	$7,901	$224,241
Issuance of common stock for cash upon exercise of stock options	723,267	—	6,026	—	—	—	6,026
Vesting of restricted stock units	90,934	—	—	—	—	—	—
Share-based compensation expense	—	—	11,119	—	—	—	11,119
Repurchase of common stock	(1,451,800)	—	(25,000)	—	—	—	(25,000)
Purchase of capped calls	—	—	(25,599)	—	—	—	(25,599)
Other comprehensive loss	—	—	—	(184)	—	—	(184)
Net loss	—	—	—	—	(39,788)	(153)	(39,941)
Balance at June 30, 2026	159,059,622	$16	$1,566,254	$(212)	$(1,423,144)	$7,748	$150,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Deficit	Interest	Shareholders’ Equity
Balance at December 31, 2024	147,773,744	$14	$1,506,353	$166	$(1,303,824)	$(224)	$202,485
Issuance of common stock for cash upon exercise of stock options	1,120,704	1	7,060	—	—	—	7,061
Vesting of restricted stock units and market-based restricted stock units	3,340,324	—	—	—	—	—	—
Share-based compensation expense	—	—	25,506	—	—	—	25,506
Other comprehensive loss	—	—	—	(93)	—	—	(93)
Net (loss) income	—	—	—	—	(55,466)	43	(55,423)
Balance at June 30, 2025	152,234,772	$15	$1,538,919	$73	$(1,359,290)	$(181)	$179,536

Balance at December 31, 2025	153,779,418	$15	$1,581,848	$253	$(1,363,323)	$6,208	$225,001
Issuance of common stock for cash upon exercise of stock options	1,379,053	1	11,158	—	—	—	11,159
Vesting of restricted stock units and market-based restricted stock units	5,352,951	—	—	—	—	—	—
Share-based compensation expense	—	—	23,047	—	—	—	23,047
Repurchase of common stock	(1,451,800)	—	(25,000)	—	—	—	(25,000)
Purchase of capped calls	—	—	(25,599)	—	—	—	(25,599)
Capital contributions for Digital Biotechnologies, Inc.	—	—	800	—	—	1,675	2,475
Other comprehensive loss	—	—	—	(465)	—	—	(465)
Net loss	—	—	—	—	(59,821)	(135)	(59,956)
Balance at June 30, 2026	159,059,622	$16	$1,566,254	$(212)	$(1,423,144)	$7,748	$150,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(59,956)	$(55,423)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	6,690	8,391
Noncash lease expense	2,574	2,642
Share-based compensation expense	23,047	25,506
Intangible assets amortization	842	842
Investment amortization	(248)	(1,708)
Impairment of long-lived assets	347	—
Write-off of inventory	2	(46)
Revenue interest purchase agreement and convertible senior notes interest	(6,789)	287
Loss on revenue interest liability extinguishment	23,733	—
Other	(106)	43
Changes in operating assets and liabilities
Accounts receivable, net	852	(2,566)
Inventory	(754)	359
Prepaid expenses and other current assets	(2,526)	(8)
Accounts payable and accrued liabilities	(6,502)	(6,396)
Operating lease right-of-use assets and liabilities	(4,605)	(5,230)
Deferred revenue	7,663	(7,612)
Other	(201)	5
Net cash used in operating activities	(15,937)	(40,914)
Investing activities
Purchases of property and equipment	(1,980)	(1,914)
Purchases of marketable securities	(121,588)	(101,792)
Proceeds from maturities of marketable securities	89,234	132,625
Net cash (used in) provided by investing activities	(34,334)	28,919
Financing activities
Proceeds from exercise of stock options	10,407	7,061
Proceeds from capital contributions for Digital Biotechnologies, Inc.	2,475	—
Revenue interest liability extinguishment	(148,108)	—
Proceeds from convertible senior notes, net of issuance costs	335,513	—
Repurchase of common stock	(25,000)	—
Purchase of capped calls	(25,599)	—
Net cash provided by financing activities	149,688	7,061
Net increase (decrease) in cash, cash equivalents and restricted cash	99,417	(4,934)
Cash, cash equivalents and restricted cash at beginning of year	73,184	50,817
Cash, cash equivalents and restricted cash at end of period	$172,601	$45,883
Noncash investing and financing activities
Purchases of equipment included in accounts payable and accrued liabilities	$806	$224
Convertible senior notes issuance costs included in accounts payable and accrued liabilities	$680	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$15,957	$4,995
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents at end of period	$169,873	$43,163
Restricted cash at end of period	2,728	2,720
Total cash, cash equivalents and restricted cash at end of period	$172,601	$45,883

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We consolidate entities in which we have a controlling financial interest and subsidiaries in which we hold less than a majority interest when we have the ability to direct the activities that most significantly affect economic performance and when other investors do not have substantive rights to participate in those decisions. The unaudited condensed consolidated financial statements include the accounts of Adaptive Biotechnologies Corporation, Adaptive Biotechnologies B.V., our wholly-owned subsidiary, and Digital Biotechnologies, Inc., a subsidiary in which we had 46% ownership interest as of June 30, 2026 and have certain control rights. The remaining interest in Digital Biotechnologies, Inc., held by certain of our related parties, their related family trusts and Series A Preferred Stock holders, are shown in the unaudited condensed consolidated financial statements as noncontrolling interest. All intercompany transactions and balances have been eliminated upon consolidation.

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

Restricted Cash

We had a restricted cash balance of $2.7 million as of June 30, 2026 and December 31, 2025. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for certain of our facility leases.

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

New Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which intends to improve financial reporting by requiring disclosure of additional information about specific expense categories. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the guidance is to be applied prospectively and may be applied retrospectively. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06 — Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the criteria for capitalizing internal-use software costs and specifies related disclosure requirements. This guidance is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted and the guidance may be applied prospectively, retrospectively or using a modified transition approach. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Revenue

We disaggregate our revenue from contracts with customers by business area and type of arrangement, as we believe this best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
MRD revenue
Service revenue	$66,168	$44,438	$124,261	$83,659
Regulatory milestone revenue	—	5,500	9,000	10,000
Total MRD revenue	66,168	49,938	133,261	93,659
Immune Medicine revenue
Service and licensing revenue	5,385	5,001	9,166	10,123
Collaboration revenue(1)	—	3,940	—	7,540
Total Immune Medicine revenue	5,385	8,941	9,166	17,663
Total revenue	$71,553	$58,879	$142,427	$111,322

(1) On August 13, 2025, the Genentech Agreement was terminated, with termination effective February 9, 2026.

During the three months ended June 30, 2026 and 2025, we recognized $3.0 million and $2.1 million, respectively, in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote.

During the six months ended June 30, 2026 and 2025, we recognized $5.6 million and $4.1 million, respectively, in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote.

As of June 30, 2026, we could receive up to an additional $386.0 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

4. Deferred Revenue

We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately two years from June 30, 2026. This period of time represents an estimate of the ongoing sample testing for our customers' therapeutic development efforts.

Changes in deferred revenue during the six months ended June 30, 2026 were as follows (in thousands):

Deferred revenue balance at December 31, 2025	$46,200
Additions to deferred revenue during the period	49,429
Revenue recognized during the period	(41,766)
Deferred revenue balance at June 30, 2026	$53,863

During the six months ended June 30, 2026, $19.0 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2025.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value Measurements

The following tables set forth the fair values of financial assets as of June 30, 2026 and December 31, 2025 that were measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$129,963	$—	$—	$129,963
Commercial paper	—	25,956	—	25,956
U.S. government treasury and agency securities	—	157,989	—	157,989
Corporate bonds	—	20,405	—	20,405
Total financial assets	$129,963	$204,350	$—	$334,313

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$28,489	$—	$—	$28,489
Commercial paper	—	9,932	—	9,932
U.S. government treasury and agency securities	—	125,605	—	125,605
Corporate bonds	—	34,182	—	34,182
Total financial assets	$28,489	$169,719	$—	$198,208

Level 1 securities include highly liquid money market funds, for which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of United States (“U.S.”) government treasury and agency securities, commercial paper and corporate bonds, and are valued based on recent trades of securities in inactive markets or on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Of the June 30, 2026 Level 2 commercial paper balance, $2.5 million is recorded as cash and cash equivalents on our unaudited condensed consolidated balance sheet.

Refer to Note 8, Convertible Senior Notes and Capped Call Transactions for information regarding the fair value of our convertible senior notes.

6. Investments

Available-for-sale investments consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$23,478	$1	$(11)	$23,468
U.S. government treasury securities	134,565	11	(108)	134,468
Corporate bonds	16,467	1	(22)	16,446
Total short-term marketable securities	$174,510	$13	$(141)	$174,382
Long-term marketable securities
U.S. government treasury and agency securities	$23,598	$—	$(77)	$23,521
Corporate bonds	3,966	—	(7)	3,959
Total long-term marketable securities	$27,564	$—	$(84)	$27,480

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $1.8 million and $1.5 million was presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of June 30, 2026 and on the condensed consolidated balance sheet as of December 31, 2025, respectively.

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of June 30, 2026 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$14,471	$(11)	$—	$—
U.S. government treasury and agency securities	129,472	(185)	—	—
Corporate bonds	17,404	(29)	—	—
Total available-for-sale securities	$161,347	$(225)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of June 30, 2026, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of June 30, 2026 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, South San Francisco, California and Bothell, Washington. As of June 30, 2026, we were not party to any finance leases.

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance on the unaudited condensed consolidated balance sheet as of June 30, 2026 (in thousands):

2026 (excluding the six months ended June 30, 2026)	$5,929
2027	12,462
2028	12,818
2029	12,860
2030	12,988
Thereafter	31,344
Total undiscounted lease payments	88,401
Less: Imputed interest	(12,778)
Total operating lease liabilities	75,623
Less: Current portion	(8,823)
Operating lease liabilities, less current portion	$66,800

During the six months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of lease liabilities was $6.4 million and $7.2 million, respectively.

We have $2.1 million in letters of credit with one of our financial institutions in connection with certain of our leases.

8. Convertible Senior Notes and Capped Call Transactions

0% Convertible Senior Notes Due 2031

On June 22, 2026, we issued $345.0 million in aggregate principal amount of 0% convertible senior notes due 2031 (the “Notes”). We issued the Notes pursuant to an indenture (the “Indenture”), dated as of June 22, 2026, between us and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). We incurred $10.2 million in related issuance costs.

The Notes will mature on July 1, 2031, unless earlier converted, redeemed or repurchased. The Notes do not bear regular interest, and the principal amount of the Notes will not accrete. The Notes are our senior, unsecured obligations. Subject to limited exceptions, noteholders may not convert their Notes until April 1, 2031, on which date noteholders may convert their Notes until the close of business on the second trading day before the maturity date. We may settle conversions in cash, shares of our common stock (up to 20,034,840 shares) or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 41.4800 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $24.11 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events.

The Notes will be redeemable, in whole or in part, on or after July 1, 2029 and on or before the 40th trading day before the maturity date, if the last reported sale price per share of our common stock exceeds 130% of the conversion price and certain conditions are satisfied. The redemption price will be equal to the principal amount of the Notes to be redeemed, plus any accrued and unpaid special interest and additional interest.

If certain business combination transactions or de-listing events that constitute a “Fundamental Change” (as defined in the Indenture) occurs, then noteholders may require us to repurchase their Notes for cash. The repurchase price will be equal to the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest and additional interest. If a “make-whole fundamental change” (as defined in the Indenture) occurs, then we will in certain circumstances increase the conversion rate for a specified period of time.

The Indenture contains customary events of default, which include defaults relating to payment on the Notes, conversion of the Notes, covenants relating to consolidations, mergers, or sales of all or substantially all of our assets, and certain insolvency events. Certain insolvency events will result in the principal amount of, and any accrued and unpaid interest on, all of the Notes then outstanding becoming immediately due and payable, and other events of default require the Trustee or noteholders of at least 25% aggregate principal amount of the Notes then outstanding to declare the principal amount of, and any accrued and unpaid interest on, all of the Notes then outstanding due and payable immediately. Some events of default have cure periods or may be addressed by our paying additional interest.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the three and six months ended June 30, 2026, the conditions allowing the noteholders to convert were not met. We recognize the Notes, at par, net of unamortized issuance costs, as a long-term liability under the convertible senior notes, net line item on the unaudited condensed consolidated balance sheets. Issuance costs are being amortized over the term of the Notes using the effective interest method, recognized as interest expense on the unaudited condensed consolidated statements of operations. We recognized $43,000 in interest expense related to the Notes during the three and six months ended June 30, 2026.

The net carrying amounts of the liability components of the Notes were as follows as of June 30, 2026 (in thousands):

Principal	$345,000
Unamortized issuance costs	(10,124)
Convertible senior notes, net	$334,876

As of June 30, 2026, the total estimated fair value of the Notes was $403.4 million. The fair value was estimated based on quoted trading prices on the last day of trading for the period (Level 2).

Capped Call Transactions

In connection with the pricing and exercise by the initial purchasers of their option to purchase additional Notes, we entered into privately negotiated capped call transactions (collectively, the “Capped Call Transactions”) with certain of the initial purchasers or their affiliates and certain other financial institutions (the “Option Counterparties”). The Capped Call Transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is initially $34.44 per share of our common stock, representing a premium of 100% over the last reported sale price of our common stock of $17.22 per share on June 16, 2026.

The Capped Call Transactions are separate transactions entered into by us with the Option Counterparties, are not part of the terms of the Notes and will not change the noteholders’ rights. Noteholders will not have any rights with respect to the Capped Call Transactions. All of the capped calls were outstanding as of June 30, 2026.

9. Revenue Interest Purchase Agreement

In September 2022, we entered into the Purchase Agreement with OrbiMed Royalty & Credit Opportunities IV, LP (“OrbiMed”), an affiliate of OrbiMed Advisors LLC, as collateral agent and administrative agent for the purchasers party thereto (the “Purchasers”). Pursuant to the Purchase Agreement, we received $125.0 million from the Purchasers at closing, less certain transaction expenses. As consideration for such payments, the Purchasers had a right to receive certain revenue interests (the “Revenue Interests”) from us based on a percentage of all GAAP revenue. Payments in respect of the Revenue Interests were to be made quarterly within 45 days following the end of each fiscal quarter (each, a “Revenue Interest Payment”).

On June 22, 2026, we used $156.9 million of proceeds from the Notes offering to repurchase all Revenue Interests outstanding and satisfied all obligations under the Purchase Agreement, effectively terminating the Purchase Agreement. In connection with the termination and in accordance with Accounting Standards Codification Topic 470, Debt, we recorded a loss on debt extinguishment of $23.7 million in the loss on revenue interest liability extinguishment line item of the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Accounting Treatment

We accounted for the initial transaction as debt recorded at amortized cost using the effective interest rate method. To determine the amortization of the Purchase Agreement obligation, we were required to estimate the amount and timing of future Revenue Interest Payments based on our estimate of the timing and amount of future revenues and calculated an effective interest rate which would amortize the obligation to zero over the amortization period. We imputed interest expense associated with the liability through the Revenue Interests repurchase date of June 22, 2026.

In connection with the Purchase Agreement, we incurred debt issuance costs of $0.6 million. Debt issuance costs were recorded to debt and were amortized over the term of the debt using the effective interest method.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The assumptions used in determining the expected repayment term of the obligation and amortization period of the issuance costs required us to make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs were to be amortized. We periodically assessed the amount and timing of expected Revenue Interest Payments based on internal forecasts. To the extent such payments were greater or less than our initial estimates or the timing of such payments was materially different than our original estimates, we would prospectively adjust the amortization of the revenue interest liability and the issuance costs, as well as the effective interest rate.

The following table sets forth the revenue interest liability, net activity during the six months ended June 30, 2026 (in thousands):

Revenue interest liability, net at December 31, 2025	$131,208
Interest expense	5,540
Revenue interest paid	(12,373)
Repurchase of Revenue Interests	(148,108)
Loss on revenue interest liability extinguishment	23,733
Revenue interest liability, net at June 30, 2026	$—

There was no revenue interest payable as of June 30, 2026. Revenue interest payable of $3.6 million was included within the accounts payable balance on the condensed consolidated balance sheet as of December 31, 2025.

10. Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of June 30, 2026.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

In June 2026, we purchased 1,451,800 shares of our common stock at a price of $17.22 per share in privately negotiated transactions.

As of June 30, 2026, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	8,578,941
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding performance-based and market-based restricted stock units granted eligible to be earned	13,803,035
Shares available for future grant under the 2019 Equity Incentive Plan	16,888,891
Shares available for future grant under the Employee Stock Purchase Plan	5,686,170
Maximum shares issuable upon the conversion of senior notes due in 2031	20,034,840
Total shares of common stock reserved for future issuance	64,991,877

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

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain awards granted to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of June 30, 2026, we had 36,822,515 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the six months ended June 30, 2026 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2025	11,542,119
2019 Equity Incentive Plan reserve increase effective January 1, 2026	7,688,970
Stock options and restricted stock units granted and the maximum performance-based and market-based restricted stock units granted eligible to be earned	(3,281,902)
Stock options, restricted stock units and performance-based restricted stock units forfeited or expired	939,704
Shares available for grant at June 30, 2026	16,888,891

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the six months ended June 30, 2026 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2025	10,044,260	$16.22
Stock options forfeited	(1,109)	12.76
Stock options expired	(85,157)	34.56
Stock options exercised	(1,379,053)	8.09
Stock options outstanding at June 30, 2026	8,578,941	$17.34	$76,541
Stock options vested and exercisable at June 30, 2026	7,692,837	$18.57	$63,497

The weighted-average remaining contractual life for stock options outstanding as of June 30, 2026 was 4.6 years. The weighted-average remaining contractual life for stock options vested and exercisable as of June 30, 2026 was 4.2 years.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the six months ended June 30, 2026 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2025	11,245,666	$7.26
Restricted stock units granted	2,074,398	16.38
Restricted stock units forfeited	(728,462)	8.13
Restricted stock units vested	(3,934,511)	7.69
Nonvested restricted stock units outstanding at June 30, 2026	8,657,091	$9.18

Performance-Based Restricted Stock Units

One of our executive officers was granted an award of 124,976 shares of performance-based restricted stock units in 2025 (which had a grant date fair value of $7.28 per share), which was subsequently forfeited during the six months ended June 30, 2026, given the related financial metric was not achieved.

Separately, during the six months ended June 30, 2026, our executive officers were granted awards of performance-based restricted stock units. The total number of shares of common stock that may be earned under the respective awards range from zero shares to 603,746 shares and are calculated based on an MRD revenue compound annual growth rate metric, as measured over a three-year performance period. Except as expressly provided in the terms of each award’s agreement, vesting is subject to the respective grantee’s continuous service through the end of the three-year performance period.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Market-based restricted stock unit activity under the 2019 Plan during the six months ended June 30, 2026 was as follows:

	Maximum Market-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested maximum market-based restricted stock units outstanding at December 31, 2025	5,356,880	$11.07
Maximum market-based restricted stock units granted	603,758	27.15
Market-based restricted stock units vested	(1,418,440)	13.82
Nonvested maximum market-based restricted stock units outstanding at June 30, 2026	4,542,198	$12.35

Grant Date Fair Value of Restricted Stock Units, Performance-Based Restricted Stock Units and Market-Based Restricted Stock Units Granted

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2026 and 2025 was $16.38 and $8.13, respectively.

The weighted-average grant date fair value per share of the performance-based restricted stock units granted during the six months ended June 30, 2026 and 2025 was $16.44 and $7.28, respectively, and was based on the closing price of our common stock on the date of grant, as reported on The Nasdaq Global Select Market. Expense is recognized ratably over the requisite service period, at the estimated attainment level, only if achievement of the performance attainment level is deemed probable. Previously recognized compensation cost will be reversed to the extent a prior attainment level is no longer deemed probable or is deemed not met. Probability of achievement is assessed periodically. If a grantee ceases to provide continued service through the applicable vesting date for reasons other than those expressly provided in the terms of the respective award, compensation cost recognized for unvested shares will be reversed in the period in which service ceased.

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the six months ended June 30, 2026 and 2025 was $27.15 and $13.50, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. Aggregate share-based compensation expense is calculated based on the target payout level of shares granted and is recognized on a straight-line basis over the respective grants' performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense is reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

The compensation cost related to stock options, restricted stock units, performance-based restricted stock units and market-based restricted stock units for the three and six months ended June 30, 2026 and 2025, respectively, are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$757	$1,010	$1,470	$1,889
Research and development	2,808	4,276	6,279	8,334
Sales and marketing	3,327	3,508	6,556	6,652
General and administrative	4,227	4,565	8,742	8,631
Total share-based compensation expense	$11,119	$13,359	$23,047	$25,506

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2026, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$3,880	2.11
Nonvested restricted stock units	68,550	2.83
Nonvested performance-based restricted stock units	4,428	2.68
Nonvested market-based restricted stock units	16,344	2.04

13. Net Loss Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net loss per share attributable to our common shareholders for the three and six months ended June 30, 2026 and 2025, respectively (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Adaptive Biotechnologies Corporation	$(39,788)	$(25,614)	$(59,821)	$(55,466)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	159,855,257	152,082,284	157,700,126	150,646,632
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.25)	$(0.17)	$(0.38)	$(0.37)

Given the loss position for all periods presented, basic net loss per share attributable to our common shareholders is the same as diluted net loss per share attributable to our common shareholders, as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The number of weighted-average common stock equivalents excluded from the calculation of diluted net loss per share attributable to our common shareholders because of their anti-dilutive effect were 24.3 million and 28.8 million for the three months ended June 30, 2026 and 2025, respectively, and 25.0 million and 27.9 million for the six months ended June 30, 2026 and 2025, respectively. These common stock equivalents are comprised of shares that may be issued under our stock option, restricted stock, performance-based restricted stock and market-based restricted stock programs, as well as under the Notes using the if-converted method. The shares issuable in connection with a make-whole fundamental change were not considered common stock equivalents when calculating the number of weighted-average common stock equivalents excluded from the calculation of diluted net loss per share attributable to our common shareholders during the three and six months ended June 30, 2026.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following tables set forth our segment information, including significant segment expenses that are (or are easily computable from) information regularly provided to our CODM, for the three and six months ended June 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	MRD	Immune Medicine	Total	MRD	Immune Medicine(1)	Total
Revenue	$66,168	$5,385	$71,553	$49,938	$8,941	$58,879
Less:
Cost of revenue	18,891	*	18,891	16,535	*	16,535
Research and development	8,610	10,047	18,657	8,498	15,053	23,551
Sales and marketing	24,796	*	24,796	21,954	*	21,954
General and administrative	13,489	*	13,489	10,131	*	10,131
Other segment items(2)	—	5,393	5,393	—	5,658	5,658
Add back segment non-cash and restructuring items:
Depreciation and amortization expense	2,409	826	3,235	2,455	1,585	4,040
Impairment of long-lived assets(3)	—	—	—	—	—	—
Restructuring expense(3)	77	—	77	—	—	—
Share-based compensation expense(4)	6,248	2,960	9,208	6,637	4,464	11,101
Adjusted EBITDA(5)	9,116	(6,269)	2,847	1,912	(5,721)	(3,809)
Items to reconcile to consolidated net loss:
Segment non-cash and restructuring items			(12,520)			(15,141)
Other unallocated items(1)			(30,268)			(6,643)
Net loss			$(39,941)			$(25,593)
*Non-significant segment expenses for Immune Medicine.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	MRD	Immune Medicine	Total	MRD	Immune Medicine(1)	Total
Revenue	$133,261	$9,166	$142,427	$93,659	$17,663	$111,322
Less:
Cost of revenue	36,135	*	36,135	32,420	*	32,420
Research and development	17,836	23,981	41,817	17,657	29,541	47,198
Sales and marketing	49,538	*	49,538	43,367	*	43,367
General and administrative	26,008	*	26,008	19,633	*	19,633
Other segment items(2)	—	11,169	11,169	—	10,811	10,811
Add back segment non-cash and restructuring items:
Depreciation and amortization expense	4,790	1,831	6,621	5,118	3,208	8,326
Impairment of long-lived assets(3)	—	347	347	—	—	—
Restructuring expense(3)	325	395	720	—	—	—
Share-based compensation expense(4)	12,395	6,782	19,177	12,101	8,654	20,755
Adjusted EBITDA(5)	21,254	(16,629)	4,625	(2,199)	(10,827)	(13,026)
Items to reconcile to consolidated net loss:
Segment non-cash and restructuring items			(26,865)			(29,081)
Other unallocated items(1)			(37,716)			(13,316)
Net loss			$(59,956)			$(55,423)
*Non-significant segment expenses for Immune Medicine.

(1) Costs related to Digital Biotechnologies, Inc. are no longer included as Immune Medicine costs and have been reclassified to the “other unallocated items” total.

(2) For the Immune Medicine segment, includes all Immune Medicine operating expenses, other than research and development expenses.

(3) Represents expenses recognized in conjunction with a restructuring that primarily impacted research and development activities.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) Represents share-based compensation expense related to various awards. See Note 12, Equity Incentive Plans for details on our share-based compensation expense.

(5) Segment Adjusted EBITDA is a non-GAAP financial measure we define as revenue less expenses, adjusted for depreciation and amortization expense, impairment costs for long-lived assets, restructuring expense and share-based compensation expense generated and incurred, respectively, by each segment. Adjusted EBITDA related to our unallocated category is included in the calculation of consolidated Adjusted EBITDA but not shown above in the breakout and aggregation of segment Adjusted EBITDA.

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

Our current product and service offerings in MRD related to the MRD market are our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ or MRD assay, offered to biopharmaceutical partners to advance drug development efforts. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration for the detection and monitoring of MRD in patients with multiple myeloma, B cell acute lymphoblastic leukemia and chronic lymphocytic leukemia, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers, including diffuse large B cell lymphoma and mantle cell lymphoma (“MCL”). In the fourth quarter of 2024, we obtained Medicare coverage for MCL and initiated promotional efforts in MCL. We also obtained a new Medicare Clinical Laboratory Fee Schedule rate of $2,007 per test for clonoSEQ and MolDX separately updated the clonoSEQ episode pricing to $8,029 for all covered indications. This represented a 17% increase from the previous episode price. In April 2025, Palmetto GBA expanded coverage of clonoSEQ to include single time point testing to monitor for recurrence in patients with a history of MCL. This expanded coverage is in addition to the existing Medicare episode payment structure for clonoSEQ. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners and payors. In an effort to enable easier test ordering, we have integrated our clonoSEQ test into electronic medical record systems, including Epic Systems Corporation’s Aura and Flatiron Health, Inc.’s OncoEMR®, of numerous accounts.

Immune Medicine leverages our proprietary ability to sequence, map, pair and characterize TCRs and B cell receptors at scale to drive opportunities in cancer and autoimmune disorders. Our capabilities enable us to offer an expanding suite of solutions including immune receptor sequencing, licensing of our proprietary data, TCR-antigen prediction models and our target discovery capabilities. We are applying artificial intelligence and machine learning models to map at scale TCR sequences to the diseases they bind to enable commercial offerings and our own product research initiatives.

We recognized revenue of $71.6 million and $58.9 million for the three months ended June 30, 2026 and 2025, respectively, and $142.4 million and $111.3 million for the six months ended June 30, 2026 and 2025, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $39.8 million and $25.6 million for the three months ended June 30, 2026 and 2025, respectively, and $59.8 million and $55.5 million for the six months ended June 30, 2026 and 2025, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering and follow-on offering, revenue, proceeds received from the revenue interest purchase agreement entered into in September 2022 (the “Purchase Agreement”) and proceeds received from the June 2026 issuance of 0% convertible senior notes due 2031 (the “Notes”). As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $371.7 million and $240.2 million, respectively. These balances include $15.1 million and $13.1 million of cash and cash equivalents held by Digital Biotechnologies, Inc., respectively.

Adaptive Biotechnologies Corporation

Recent Developments

In June 2026, we announced our intention to pursue a separation of our Immune Medicine and MRD businesses, with the intent to identify our preferred path of separation by year-end 2026. Additionally, in July 2026, we decided to wind down our research-use-only pharma services offering for T-cell receptor sequencing, or Adaptive Immunosequencing. The change will enable the Immune Medicine business to focus on our proprietary TCR-antigen dataset, our artificial intelligence and machine learning digital models and our target discovery platform for autoimmune disease.

Also in June 2026, we issued $345.0 million in aggregate principal amount of Notes and used $25.6 million of the proceeds to enter into privately negotiated capped call transactions. The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. We also used $156.9 million of the proceeds to extinguish our revenue interest liability under the Purchase Agreement and $25.0 million to repurchase 1,451,800 shares of our common stock.

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

Adaptive Biotechnologies Corporation

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

We expect our Immune Medicine revenue to decrease in the short term as we wind down Adaptive Immunosequencing services over the second half of 2026 and focus on target discovery business development efforts. Following the wind down of Adaptive Immunosequencing services, our Immune Medicine revenue may fluctuate from period to period due to the potential recognition of milestones under our target discovery agreement and any future licensing agreements.

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

Adaptive Biotechnologies Corporation

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

Interest Expense

Interest expense includes costs associated with our now settled revenue interest liability and the noncash interest costs associated with the full amortization of deferred issuance costs related to the Purchase Agreement, as well as the amortization of deferred costs related to issuance of the Notes. We impute interest expense using the effective interest method.

Loss on Revenue Interest Liability Extinguishment

Loss on revenue interest liability extinguishment represents the loss recognized in connection with our early settlement of the revenue interest liability under the Purchase Agreement.

Adaptive Biotechnologies Corporation

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statements of Operations Data:
Revenue	$71,553	$58,879	$142,427	$111,322
Operating expenses
Cost of revenue	20,165	17,999	38,873	34,978
Research and development	19,153	24,134	42,776	48,337
Sales and marketing	26,414	23,573	52,760	46,620
General and administrative	21,168	17,786	42,152	35,185
Amortization of intangible assets	423	423	842	842
Total operating expenses	87,323	83,915	177,403	165,962
Loss from operations	(15,770)	(25,036)	(34,976)	(54,640)
Interest and other income, net	2,256	2,391	4,336	5,070
Interest expense	(2,694)	(2,948)	(5,583)	(5,853)
Loss on revenue interest liability extinguishment	(23,733)	—	(23,733)	—
Net loss	(39,941)	(25,593)	(59,956)	(55,423)
Add: Net loss (income) attributable to noncontrolling interest	153	(21)	135	(43)
Net loss attributable to Adaptive Biotechnologies Corporation	$(39,788)	$(25,614)	$(59,821)	$(55,466)
Net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$(0.25)	$(0.17)	$(0.38)	$(0.37)
Weighted-average shares used in computing net loss per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	159,855,257	152,082,284	157,700,126	150,646,632
Other Financial and Operating Data:
Adjusted EBITDA(1)	$(726)	$(7,196)	$(3,195)	$(19,944)

(1) Adjusted EBITDA is a non-GAAP financial measure that we define as net loss attributable to Adaptive Biotechnologies Corporation adjusted for interest and other income, net, interest expense, income tax (expense) benefit, depreciation and amortization expense, impairment costs for long-lived assets, restructuring expense, share-based compensation expense and revenue interest liability extinguishment loss. See “Adjusted EBITDA” below for a reconciliation between Adjusted EBITDA and net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, and a discussion about the limitations of Adjusted EBITDA.

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
MRD revenue
Service revenue	$66,168	$44,438	$21,730	49%
Regulatory milestone revenue	—	5,500	(5,500)	(100)
Total MRD revenue	66,168	49,938	16,230	33	92%	85%
Immune Medicine revenue
Service and licensing revenue	5,385	5,001	384	8
Collaboration revenue	—	3,940	(3,940)	(100)
Total Immune Medicine revenue	5,385	8,941	(3,556)	(40)	8%	15%
Total revenue	$71,553	$58,879	$12,674	22	100%	100%

Adaptive Biotechnologies Corporation

The $16.2 million increase in MRD revenue was primarily due to a $17.0 million increase in revenue generated from providing clonoSEQ to clinical customers and a $4.5 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. These increases were partially offset by a $5.5 million decrease in revenue recognized upon the achievement of regulatory milestones by our biopharmaceutical customers. Our clonoSEQ test volume increased by 43% to 36,111 tests delivered in the three months ended June 30, 2026 from 25,321 tests delivered in the three months ended June 30, 2025.

The $3.6 million decrease in Immune Medicine revenue was primarily due to a $3.9 million decrease in revenue generated from the Genentech Agreement, resulting from the termination of the Genentech Agreement in August 2025, partially offset by a $0.4 million increase in revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Cost of revenue	$20,165	$17,999	$2,166	12%	28%	31%

The $2.2 million increase in cost of revenue was primarily attributable to a $1.1 million increase in labor and overhead costs and a $0.8 million increase in shipping and handling expenses.

Research and Development

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Research and development	$19,153	$24,134	$(4,981)	(21)%	27%	41%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Research and development materials and allocated production laboratory expenses	$2,799	$4,058	$(1,259)
Personnel expenses	12,114	14,281	(2,167)
Allocable facilities and information technology expenses	1,345	1,799	(454)
Software and cloud services expenses	2,124	1,365	759
Depreciation and other expenses	771	2,631	(1,860)
Total	$19,153	$24,134	$(4,981)

The $5.0 million decrease in research and development expenses was primarily attributable to a $2.2 million decrease in personnel costs, a $1.9 million decrease in depreciation and other expenses, a $1.3 million decrease in laboratory materials and allocated production laboratory expenses, which was driven primarily by decreased investments in drug discovery and clonoSEQ efforts, and a $0.5 million decrease in allocable facility expenses. These decreases were partially offset by a $0.8 million increase in software and cloud services expenses.

Sales and Marketing

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Sales and marketing	$26,414	$23,573	$2,841	12%	37%	40%

The $2.8 million increase in sales and marketing expenses was primarily attributable to a $1.3 million increase in personnel costs, a $0.7 million increase in computer and software expenses, a $0.4 million increase in consulting costs and a $0.3 million increase in travel and customer event related expenses.

Adaptive Biotechnologies Corporation

General and Administrative

	Three Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
General and administrative	$21,168	$17,786	$3,382	19%	30%	30%

The $3.4 million increase in general and administrative expenses was primarily attributable to a $1.3 million increase in legal expenses, $0.8 million increase in third-party billing service fees, a $0.5 million increase in computer and software expenses and a $0.4 million increase in personnel costs.

Interest and Other Income, Net

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Interest and other income, net	$2,256	$2,391	$(135)	(6)%

The $0.1 million decrease in interest and other income, net was primarily attributable to a nominal decrease in net interest income and investment amortization.

Interest Expense

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Interest expense	$(2,694)	$(2,948)	$254	(9)%

The $0.3 million decrease in interest expense was primarily attributable to the early settlement of our revenue interest liability under the Purchase Agreement.

Loss on Revenue Interest Liability Extinguishment

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Loss on revenue interest liability extinguishment	$(23,733)	$—	$(23,733)	*
* Not applicable

The $23.7 million increase in loss on revenue interest liability extinguishment represents the loss incurred in June 2026 in connection with our early settlement of the revenue interest liability under the Purchase Agreement.

Adaptive Biotechnologies Corporation

Segment Adjusted EBITDA

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025(1)	$	%
MRD Adjusted EBITDA(2)	$9,116	$1,912	$7,204	377%
Immune Medicine Adjusted EBITDA(2)	(6,269)	(5,721)	(548)	10

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

The $7.2 million improvement in MRD Adjusted EBITDA was primarily attributable to a $16.2 million increase in MRD revenue, partially offset by a $9.0 million increase in operating expenses, excluding segment non-cash and restructuring expenses. The increase in these operating expenses was primarily due to a $3.4 million increase in general and administrative expenses driven largely by increased legal expenses, third-party billing service fees and computer and software expenses, a $2.8 million increase in sales and marketing expenses driven primarily by increased market access and personnel expenses and a $2.5 million increase in cost of revenue expenses driven largely by increased testing volumes.

The $0.5 million increase in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a $3.6 million decrease in Immune Medicine revenue, resulting largely from the termination of the Genentech Agreement in August 2025, partially offset by a $3.1 million decrease in operating expenses, excluding segment non-cash and restructuring expenses. The decrease in these operating expenses was primarily due to a decrease in research and development expenses driven largely by reduced personnel and laboratory materials costs.

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
MRD revenue
Service revenue	$124,261	$83,659	$40,602	49%
Regulatory milestone revenue	9,000	10,000	(1,000)	(10)
Total MRD revenue	133,261	93,659	39,602	42	94%	84%
Immune Medicine revenue
Service and licensing revenue	9,166	10,123	(957)	(9)
Collaboration revenue	—	7,540	(7,540)	(100)
Total Immune Medicine revenue	9,166	17,663	(8,497)	(48)	6%	16%
Total revenue	$142,427	$111,322	$31,105	28	100%	100%

The $39.6 million increase in MRD revenue was primarily due to a $32.9 million increase in revenue generated from providing clonoSEQ to clinical customers and an $8.0 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. These increases were partially offset by a $1.0 million decrease in revenue recognized upon the achievement of regulatory milestones by our biopharmaceutical customers and a $0.6 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 42% to 68,706 delivered in the six months ended June 30, 2026 from 48,438 tests delivered in the six months ended June 30, 2025.

The $8.5 million decrease in Immune Medicine revenue was primarily due to a $7.5 million decrease in revenue generated from the Genentech Agreement, resulting from the termination of the Genentech Agreement in August 2025, and a $1.0 million decrease in revenue generated from our biopharmaceutical and academic customers.

Cost of Revenue

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Cost of revenue	$38,873	$34,978	$3,895	11%	27%	31%

Adaptive Biotechnologies Corporation

The $3.9 million increase in cost of revenue was primarily attributable to a $1.8 million increase in labor and overhead costs, a $1.7 million increase in shipping and handling expenses and a $0.2 million increase in cost of materials.

Research and Development

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Research and development	$42,776	$48,337	$(5,561)	(12)%	30%	43%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Research and development materials and allocated production laboratory expenses	$5,828	$7,702	$(1,874)
Personnel expenses	27,135	28,865	(1,730)
Allocable facilities and information technology expenses	3,205	3,744	(539)
Software and cloud services expenses	4,096	2,687	1,409
Depreciation and other expenses	2,512	5,339	(2,827)
Total	$42,776	$48,337	$(5,561)

The $5.6 million decrease in research and development expenses was primarily attributable to a $2.8 million decrease in depreciation and other expenses, a $1.9 million decrease in laboratory materials and allocated production laboratory expenses, which was driven primarily by decreased investments in clonoSEQ and drug discovery efforts, a $1.7 million decrease in personnel costs and a $0.5 million decrease in allocable facility expenses. These decreases were partially offset by a $1.4 million increase in software and cloud services expenses.

Sales and Marketing

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Sales and marketing	$52,760	$46,620	$6,140	13%	37%	42%

The $6.1 million increase in sales and marketing expenses was primarily attributable to a $3.1 million increase in personnel costs, a $1.1 million increase in travel and customer event related expenses, a $1.1 million increase in computer and software expenses and a $0.5 million increase in consulting costs.

General and Administrative

	Six Months Ended June 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
General and administrative	$42,152	$35,185	$6,967	20%	30%	32%

The $7.0 million increase in general and administrative expenses was primarily attributable to a $2.1 million increase in personnel costs, a $1.7 million increase in third-party billing service fees, a $1.6 million increase in legal expenses and a $1.5 million increase in computer and software expenses.

Interest and Other Income, Net

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Interest and other income, net	$4,336	$5,070	$(734)	(14)%

The $0.7 million decrease in interest and other income, net was primarily attributable to a decrease in net interest income and investment amortization driven by decreased holdings of and interest rates pertaining to our cash, cash equivalents and marketable securities.

Adaptive Biotechnologies Corporation

Interest Expense

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Interest expense	$(5,583)	$(5,853)	$270	(5)%

The $0.3 million decrease in interest expense was primarily attributable to the early settlement of our revenue interest liability under the Purchase Agreement.

Loss on Revenue Interest Liability Extinguishment

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Loss on revenue interest liability extinguishment	$(23,733)	$—	$(23,733)	*
* Not applicable

The $23.7 million increase in loss on revenue interest liability extinguishment represents the loss incurred in June 2026 in connection with our early settlement of the revenue interest liability under the Purchase Agreement.

Segment Adjusted EBITDA

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025(1)	$	%
MRD Adjusted EBITDA(2)	$21,254	$(2,199)	$23,453	*%
Immune Medicine Adjusted EBITDA(2)	(16,629)	(10,827)	(5,802)	54
* Not meaningful, as the comparison reflects a change from negative Adjusted EBITDA to positive Adjusted EBITDA.

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

The $23.5 million improvement in MRD Adjusted EBITDA was primarily attributable to a $39.6 million increase in MRD revenue, partially offset by a $16.1 million increase in operating expenses, excluding segment non-cash and restructuring expenses. The increase in these operating expenses was primarily due to a $5.9 million increase in sales and marketing expenses driven primarily by increased market access and personnel expenses, a $5.8 million increase in general and administrative expenses driven largely by increased legal expenses, third-party billing service fees and computer and software expenses and a $3.9 million increase in cost of revenue expenses driven largely by increased testing volumes.

The $5.8 million increase in Immune Medicine Adjusted EBITDA deficit was primarily attributable to an $8.5 million decrease in Immune Medicine revenue, resulting largely from the termination of the Genentech Agreement in August 2025, partially offset by a $2.7 million decrease in operating expenses, excluding segment non-cash and restructuring expenses. The decrease in these operating expenses was primarily due to a decrease in research and development expenses driven largely by reduced personnel and laboratory materials costs.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net loss attributable to Adaptive Biotechnologies Corporation adjusted for interest and other income, net, interest expense, income tax (expense) benefit, depreciation and amortization expense, impairment costs for long-lived assets, restructuring expense, share-based compensation expense and revenue interest liability extinguishment loss. We define our segment Adjusted EBITDA in the same way to the extent the net loss attributable to Adaptive Biotechnologies Corporation and adjustments are allocable to each segment. See Note 14, Segment Information of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information regarding segment Adjusted EBITDA.

Management uses Adjusted EBITDA, including segment Adjusted EBITDA, to evaluate the financial performance of our business and segments and to evaluate the effectiveness of our strategies. We present these figures because we believe they are frequently used by analysts, investors and other interested parties to evaluate companies in our industry and they facilitate comparisons on a consistent basis across reporting periods. Further, we believe it is helpful in highlighting trends in our operating results because it excludes items that are not indicative of our core operating performance.

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
•
changes in our working capital needs;
•
interest income and interest expense, which is an ongoing element of our costs to operate;
•
income tax (expense) benefit, which may be a necessary element of our costs and ability to operate;
•
the costs of replacing the assets being depreciated and amortized, which will often have to be replaced in the future;
•
the noncash component of employee compensation expense;
•
long-lived assets impairment costs; and
•
the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations, such as our restructuring activities, reductions in workforce and our revenue interest liability extinguishment loss.

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

The following is a reconciliation of net loss attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Adaptive Biotechnologies Corporation	$(39,788)	$(25,614)	$(59,821)	$(55,466)
Interest and other income, net	(2,256)	(2,391)	(4,336)	(5,070)
Interest expense(1)	2,694	2,948	5,583	5,853
Depreciation and amortization expense	3,695	4,502	7,532	9,233
Impairment of long-lived assets(2)	—	—	347	—
Restructuring expense(2)	77	—	720	—
Share-based compensation expense(3)	11,119	13,359	23,047	25,506
Loss on revenue interest liability extinguishment(4)	23,733	—	23,733	—
Adjusted EBITDA	$(726)	$(7,196)	$(3,195)	$(19,944)

(1) Represents costs associated with our now settled revenue interest liability and the noncash interest costs associated with the full amortization of deferred issuance costs related to the Purchase Agreement, as well as the amortization of deferred costs related to issuance of the Notes. See Note 9, Revenue Interest Purchase Agreement and Note 8, Convertible Senior Notes and Capped Call Transactions of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on interest expense.

(2) Represents expenses recognized in conjunction with a restructuring that primarily impacted research and development activities.

(3) Represents share-based compensation expense related to various awards. See Note 12, Equity Incentive Plans of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on our share-based compensation expense.

(4) Represents the loss recognized in connection with our early settlement of the Purchase Agreement.

Liquidity and Capital Resources

We have incurred losses since inception, apart from the three month period ended September 30, 2025, and have incurred negative cash flows from operations since inception through June 30, 2026, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of June 30, 2026, we had an accumulated deficit of $1.4 billion.

Adaptive Biotechnologies Corporation

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, revenue, proceeds received from the Purchase Agreement and proceeds received from the Notes offering. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. In June 2026, we issued the Notes, whereby we received net cash proceeds of $128.0 million, after deducting issuance costs paid, costs to extinguish our revenue interest liability under the Purchase Agreement, fees paid for the capped call transactions and costs to repurchase 1,451,800 shares of our common stock. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $356.7 million, excluding $15.1 million of cash and cash equivalents held by Digital Biotechnologies, Inc.

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

While we may experience variability in revenue in the near term, over the long term we expect revenue from our current and future products and services to grow. Accordingly, we expect our accounts receivable and inventory balances to increase. Our levels of accounts receivable may fluctuate relative to our revenue for a number of reasons, including the timing of milestone triggers and related payment of those milestones and an increase in revenue generated from clinical customers, which may result in more billings in arrears as opposed to upfront payments. Any increase in accounts receivable and inventory may not be completely offset by increases in accounts payable and accrued expenses, which could result in greater working capital requirements.

Contractual Obligations

In June 2026, we issued $345.0 million in aggregate principal amount of Notes. We used a portion of the proceeds from the Notes offering to extinguish our revenue interest liability under the Purchase Agreement. See Note 7, Leases, Note 8, Convertible Senior Notes and Capped Call Transactions and Note 9, Revenue Interest Purchase Agreement of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information regarding our contractual obligations relating to lease agreements, the Notes and the settlement of our obligations under the Purchase Agreement, respectively.

There have been no other material changes outside the ordinary course of business to our contractual obligations and commitments as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed with the SEC on February 26, 2026.

Cash Flows

The following table summarizes our uses and sources of cash for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(15,937)	$(40,914)
Net cash (used in) provided by investing activities	(34,334)	28,919
Net cash provided by financing activities	149,688	7,061

Operating Activities

Net cash used in operating activities was primarily comprised of net loss, as adjusted for noncash items, and changes in operating assets and liabilities. Noncash adjustments consist primarily of the loss recognized upon our early settlement of the Purchase Agreement and share-based compensation.

Adaptive Biotechnologies Corporation

Net cash used in operating activities was $15.9 million as compared to $40.9 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in net cash used in operating activities was primarily driven by an increase in customer collections, partially offset by an increase in interest payments.

Investing Activities

Net cash used in investing activities was $34.3 million as compared to $28.9 million net cash provided by investing activities for the six months ended June 30, 2026 and 2025, respectively. The increase in net cash used in investing activities was primarily due to a decrease in proceeds from maturities of marketable securities and an increase in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $149.7 million as compared to $7.1 million for the six months ended June 30, 2026 and 2025, respectively. The increase in net cash provided by financing activities was primarily due to proceeds received from the Notes, an increase in proceeds from the exercise of stock options and proceeds received from Digital Biotechnologies, Inc.’s Series A Preferred Stock financing, partially offset by the revenue interest liability extinguishment, the purchase of capped calls and the repurchase of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of June 30, 2026, there have been no material changes to our market risks as previously disclosed in our Annual Report filed with the SEC on February 26, 2026. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report filed with the SEC on February 26, 2026. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in this report. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operations, product pipeline, operating results, financial condition or liquidity, and consequently, the value of our securities. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects. Other than the risk factors set forth below, there have been no material changes to the risk factors described in our Annual Report filed with the SEC on February 26, 2026.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.

In June 2026, we completed our offering of an aggregate principal amount of $345.0 million of Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing shareholders as a result of issuing shares of our common stock upon conversion of the notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future, which is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control.

We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and any agreements governing other indebtedness may restrict our ability to repurchase the Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Notes and our other debt.

Adaptive Biotechnologies Corporation

Transactions relating to our Notes may affect the value of our common stock or have other adverse effects.

Certain transactions relating to the Notes could adversely affect the value of your investment. For example, the conversion of some or all of the Notes, when convertible, would dilute the ownership interests of existing shareholders to the extent we satisfy our conversion obligation by delivering common stock upon such conversion. In addition, we will have the right to redeem the Notes, in whole or in part, in certain circumstances on or after July 1, 2029, which if exercised would reduce our cash available for other purposes. Moreover, in the event of a fundamental change (as defined in the Indenture), noteholders will have the right to require us to repurchase their Notes for cash as provided in the indenture and, if a takeover constitutes a make-whole fundamental change, we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable. In addition, the option counterparties in the capped call transactions we entered into in connection with the Notes offering may modify their hedge positions, which could also cause or avoid an increase or a decrease in the market price of our common stock. Accordingly, potential future transactions relating to the Notes could have an adverse effect on our business, our financial condition and the value of your investment.

We may not realize the anticipated benefits of separating our Immune Medicine business from our MRD business.

As our Immune Medicine business enters its next phase of growth, we believe the long-term potential of its differentiated assets may be best realized outside of the diagnostic commercial model of our MRD business. Accordingly, we have announced that we plan to separate our Immune Medicine business from our MRD business. However, we may not achieve the anticipated operational, financial, strategic and other benefits of the separation. If strategic and structural alternatives for Immune Medicine do not emerge, we may not succeed in separating it from our MRD business, and any alternatives that do become available to us may have commercially challenging terms. Even if we do separate our Immune Medicine business, it may be unable to access the required capital, personnel, technology, or other resources necessary for the business to separately pursue its growth opportunities. Whether or not the separation is successful, pursuing the separation may distract our management, require time and resources, or adversely impact our operations, employee retention and morale, customer and partner retention, and other important relationships. As a result, we may not realize the anticipated benefits of separating our Immune Medicine business from our MRD business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table summarizes purchases of common stock made by us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of the Exchange Act) for the three months ended June 30, 2026:

	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - 30, 2026	—	$—	—	—
May 1 - 31, 2026	—	—	—	—
June 1 - 30, 2026	1,451,800(1)	17.22	1,451,800(2)	—
Total	1,451,800	$17.22	1,451,800	—

(1) Reflects our use of $25.0 million to repurchase 1,451,800 shares of our common stock concurrently with the closing of the Notes offering.

(2) On June 15, 2026, in connection with announcing the commencement of the Notes offering, we announced our intention to use up to $25.0 million of the net proceeds from the Notes offering to repurchase shares of our common stock concurrently with the pricing of the Notes offering in privately negotiated transactions effected through one of the initial purchasers of the Notes or its affiliate.

Item 3. Defaults Upon Senior Securities

Not applicable.

Adaptive Biotechnologies Corporation

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 30, 2026, we entered into a Data and Model Partnership and Platform Hosting Trial and Agreement (the “Platform Agreement”) with Harell Data Corp. (“Harell”), a data-sharing, cloud-computing company. With the approval of our board of directors, our Chief Scientific Officer and Co-founder, Dr. Harlan Robins, founded Harell and has served as a director but not a paid employee. Pursuant to the Platform Agreement, we have agreed to license certain TCR binding datasets and machine learning models for training and use by Harell customers in consideration for specified percentages of the aggregate customer revenue from training, inference, and gross model inference activities, as set forth in the Platform Agreement. We will retain ownership of all datasets and models licensed to Harell, and we have agreed not to provide the datasets to any platform that offers a usage-based model other than Harell.

On July 30, 2026, we entered into a consulting agreement with our former Chief Scientific Officer, Dr. Harlan Robins, effective August 1, 2026 pursuant to our standard form (the “Consulting Agreement”), under which Dr. Robins transitioned to a consultant in a scientific advisory role with us. Through the 12-month initial term, and up to a year thereafter subject to our right to terminate the Consulting Agreement, Dr. Robins has agreed to support research and development efforts for the MRD business and the separation of the Immune Medicine business, for a fee of $12,000 per month and for the vesting of all unvested time-based awards upon a change in control, so long as he is a service provider (as described in our 2019 Equity Incentive Plan).

These descriptions are summaries of the Platform Agreement and the Consulting Agreement, which we intend to file as exhibits to our Form 10-Q for the quarterly period ending September 30, 2026.

Adaptive Biotechnologies Corporation

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report
3.1	Amended and Restated Articles of Incorporation	8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws	8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019	S-1	333-231838	4.1	5/30/2019
4.2	Indenture, dated as of June 22, 2026, between Adaptive Biotechnologies Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-38957	4.1	6/22/2026
4.3	Form of 0% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.2)	8-K	001-38957	4.2	6/22/2026
10.1	Form of Capped Call Confirmation	8-K	001-38957	10.1	6/22/2026
10.2	Waiver Agreement, dated as of June 15, 2026, among Adaptive Biotechnologies Corporation, OrbiMed Royalty & Credit Opportunities IV, LP, OrbiMed Royalty & Credit Opportunities III, LP and OrbiMed Royalty & Credit Opportunities IV Offshore, LP	8-K	001-38957	10.2	6/22/2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)					X

Adaptive Biotechnologies Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adaptive Biotechnologies Corporation

Date: August 4, 2026	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Kyle Piskel
Kyle Piskel
Chief Financial Officer (Principal Financial Officer)