Form 10-Q
period 2026-09-30
Adaptive Biotechnologies Corp
filed 2026-11-04
CIK 1478320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 161,876,694 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our review of strategic and structural alternatives for our Immune Medicine business, including the timing and outcome of that review and our ability to identify and pursue a preferred path to separation of the Immune Medicine business from our MRD business; and
•
our expected reliance on collaborators and other third parties for development, clinical testing and regulatory approval of current products in new indications and potential product candidates, which may fail at any time due to a number of possible unforeseen events.

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

Adaptive Biotechnologies Corporation

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$75,615	$70,495
Short-term marketable securities (amortized cost of $223,807 and $156,246, respectively)	223,339	156,485
Accounts receivable, net	66,671	50,365
Inventory	10,055	9,820
Prepaid expenses and other current assets	17,008	13,020
Total current assets	392,688	300,185
Long-term assets
Property and equipment, net	27,971	34,107
Operating lease right-of-use assets	37,990	40,616
Long-term marketable securities (amortized cost of $102,044 and $13,220, respectively)	101,227	13,234
Restricted cash	2,705	2,689
Intangible assets, net	456	1,726
Goodwill	118,972	118,972
Other assets	1,111	1,207
Total assets	$683,120	$512,736
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$6,527	$6,467
Accrued liabilities	8,201	7,700
Accrued compensation and benefits	15,107	16,992
Current portion of operating lease liabilities	9,137	8,920
Current portion of deferred revenue	59,995	45,194
Current portion of revenue interest liability, net	—	4,642
Total current liabilities	98,967	89,915
Long-term liabilities
Operating lease liabilities, less current portion	64,455	70,228
Deferred revenue, less current portion	408	1,006
Revenue interest liability, net, less current portion	—	126,566
Convertible senior notes, net	335,379	—
Other long-term liabilities	20	20
Total liabilities	499,229	287,735
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock: $0.0001 par value, 340,000,000 shares authorized at September 30, 2026 and December 31, 2025; 161,566,952 and 153,779,418 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	16	15
Additional paid-in capital	1,597,750	1,581,848
Accumulated other comprehensive (loss) gain	(1,285)	253
Accumulated deficit	(1,420,268)	(1,363,323)
Total Adaptive Biotechnologies Corporation shareholders’ equity	176,213	218,793
Noncontrolling interests	7,678	6,208
Total shareholders’ equity	183,891	225,001
Total liabilities and shareholders’ equity	$683,120	$512,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$83,902	$93,973	$226,329	$205,295
Operating expenses
Cost of revenue	19,933	18,157	58,806	53,135
Research and development	18,638	23,669	61,414	72,006
Sales and marketing	26,896	23,470	79,656	70,090
General and administrative	18,464	17,959	60,616	53,144
Amortization of intangible assets	428	428	1,270	1,270
Total operating expenses	84,359	83,683	261,762	249,645
(Loss) income from operations	(457)	10,290	(35,433)	(44,350)
Interest and other income, net	3,766	2,226	8,102	7,296
Interest expense	(503)	(2,971)	(6,086)	(8,824)
Loss on revenue interest liability extinguishment	—	—	(23,733)	—
Net income (loss)	2,806	9,545	(57,150)	(45,878)
Add: Net loss (income) attributable to noncontrolling interests	70	1	205	(42)
Net income (loss) attributable to Adaptive Biotechnologies Corporation	$2,876	$9,546	$(56,945)	$(45,920)
Net income (loss) per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$0.02	$0.06	$(0.36)	$(0.30)
Weighted-average shares used in computing net income (loss) per share attributable to Adaptive Biotechnologies Corporation common shareholders
Basic	160,400,525	152,432,307	158,610,150	151,248,398
Diluted	186,879,656	163,162,107	158,610,150	151,248,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$2,806	$9,545	$(57,150)	$(45,878)
Other comprehensive (loss) income
Change in unrealized gains and losses on investments	(1,073)	138	(1,538)	45
Comprehensive income (loss)	1,733	9,683	(58,688)	(45,833)
Add: Comprehensive loss (income) attributable to noncontrolling interests	70	1	205	(42)
Comprehensive income (loss) attributable to Adaptive Biotechnologies Corporation	$1,803	$9,684	$(58,483)	$(45,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Deficit	Interests	Shareholders’ Equity
Balance at June 30, 2025	152,234,772	$15	$1,538,919	$73	$(1,359,290)	$(181)	$179,536
Issuance of common stock for cash upon exercise of stock options	273,428	—	1,777	—	—	—	1,777
Vesting of restricted stock units	72,842	—	—	—	—	—	—
Share-based compensation expense	—	—	13,257	—	—	—	13,257
Other comprehensive income	—	—	—	138	—	—	138
Net income (loss)	—	—	—	—	9,546	(1)	9,545
Balance at September 30, 2025	152,581,042	$15	$1,553,953	$211	$(1,349,744)	$(182)	$204,253

Balance at June 30, 2026	159,059,622	$16	$1,566,254	$(212)	$(1,423,144)	$7,748	$150,662
Issuance of common stock for cash upon exercise of stock options	2,444,719	—	21,110	—	—	—	21,110
Vesting of restricted stock units	62,611	—	—	—	—	—	—
Share-based compensation expense	—	—	10,386	—	—	—	10,386
Other comprehensive loss	—	—	—	(1,073)	—	—	(1,073)
Net income (loss)	—	—	—	—	2,876	(70)	2,806
Balance at September 30, 2026	161,566,952	$16	$1,597,750	$(1,285)	$(1,420,268)	$7,678	$183,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Continued)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Noncontrolling	Total
	Shares	Amount	Paid-In Capital	Comprehensive Gain (Loss)	Deficit	Interests	Shareholders’ Equity
Balance at December 31, 2024	147,773,744	$14	$1,506,353	$166	$(1,303,824)	$(224)	$202,485
Issuance of common stock for cash upon exercise of stock options	1,394,132	1	8,837	—	—	—	8,838
Vesting of restricted stock units and market-based restricted stock units	3,413,166	—	—	—	—	—	—
Share-based compensation expense	—	—	38,763	—	—	—	38,763
Other comprehensive income	—	—	—	45	—	—	45
Net (loss) income	—	—	—	—	(45,920)	42	(45,878)
Balance at September 30, 2025	152,581,042	$15	$1,553,953	$211	$(1,349,744)	$(182)	$204,253

Balance at December 31, 2025	153,779,418	$15	$1,581,848	$253	$(1,363,323)	$6,208	$225,001
Issuance of common stock for cash upon exercise of stock options	3,823,772	1	32,268	—	—	—	32,269
Vesting of restricted stock units and market-based restricted stock units	5,415,562	—	—	—	—	—	—
Share-based compensation expense	—	—	33,433	—	—	—	33,433
Repurchase of common stock	(1,451,800)	—	(25,000)	—	—	—	(25,000)
Purchase of capped calls	—	—	(25,599)	—	—	—	(25,599)
Capital contributions for Digital Biotechnologies, Inc.	—	—	800	—	—	1,675	2,475
Other comprehensive loss	—	—	—	(1,538)	—	—	(1,538)
Net loss	—	—	—	—	(56,945)	(205)	(57,150)
Balance at September 30, 2026	161,566,952	$16	$1,597,750	$(1,285)	$(1,420,268)	$7,678	$183,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adaptive Biotechnologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(57,150)	$(45,878)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	9,868	12,368
Noncash lease expense	3,717	3,992
Share-based compensation expense	33,433	38,763
Intangible assets amortization	1,270	1,270
Investment amortization	(892)	(2,224)
Impairment of long-lived assets	347	—
Write-off of inventory	(61)	(52)
Revenue interest purchase agreement and convertible senior notes interest	(6,287)	(1,441)
Loss on revenue interest liability extinguishment	23,733	—
Other	(215)	477
Changes in operating assets and liabilities
Accounts receivable, net	(16,306)	(3,102)
Inventory	(265)	(988)
Prepaid expenses and other current assets	(3,980)	(2,532)
Accounts payable and accrued liabilities	(1,280)	(500)
Operating lease right-of-use assets and liabilities	(6,647)	(7,797)
Deferred revenue	14,203	(40,402)
Other	180	5
Net cash used in operating activities	(6,332)	(48,041)
Investing activities
Purchases of property and equipment	(3,909)	(2,323)
Purchases of marketable securities	(286,569)	(134,983)
Proceeds from maturities of marketable securities	131,084	183,508
Net cash (used in) provided by investing activities	(159,394)	46,202
Financing activities
Proceeds from exercise of stock options	32,261	8,745
Proceeds from capital contributions for Digital Biotechnologies, Inc.	2,475	—
Revenue interest liability extinguishment	(148,108)	—
Proceeds from convertible senior notes, net of issuance costs	334,833	—
Repurchase of common stock	(25,000)	—
Purchase of capped calls	(25,599)	—
Net cash provided by financing activities	170,862	8,745
Net increase in cash, cash equivalents and restricted cash	5,136	6,906
Cash, cash equivalents and restricted cash at beginning of year	73,184	50,817
Cash, cash equivalents and restricted cash at end of period	$78,320	$57,723
Noncash investing activities
Purchases of equipment included in accounts payable and accrued liabilities	$464	$668
Supplemental disclosure of cash flow information
Cash paid for interest	$15,957	$7,939
Reconciliation of cash, cash equivalents and restricted cash at end of period
Cash and cash equivalents at end of period	$75,615	$55,034
Restricted cash at end of period	2,705	2,689
Total cash, cash equivalents and restricted cash at end of period	$78,320	$57,723

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

We consolidate entities in which we have a controlling financial interest and subsidiaries in which we hold less than a majority interest when we have the ability to direct the activities that most significantly affect economic performance and when other investors do not have substantive rights to participate in those decisions. The unaudited condensed consolidated financial statements include the accounts of Adaptive Biotechnologies Corporation, Adaptive Biotechnologies B.V., our wholly-owned subsidiary, and Digital Biotechnologies, Inc., a subsidiary in which we had a 46% ownership interest as of September 30, 2026 and have certain control rights. The remaining interests in Digital Biotechnologies, Inc., held by certain of our related parties, their related family trusts and Series A Preferred Stock holders, are shown in the unaudited condensed consolidated financial statements as noncontrolling interests. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, share-based compensation, imputing interest for our revenue interest purchase agreement (the “Purchase Agreement”) (prior to settlement), the provision for income taxes, including related reserves, the analysis of goodwill impairment and the recoverability and impairment of long-lived assets, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

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

Restricted Cash

We had a restricted cash balance of $2.7 million as of September 30, 2026 and December 31, 2025. Our restricted cash primarily relates to certain balances we are required to maintain under lease arrangements for certain of our facility leases.

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

For biopharmaceutical customers who utilize either our MRD or Adaptive Immunosequencing services, contracts typically include an amount billed in advance of services (“upfront”) and subsequent billings as sample results are delivered to the customer. Upfront amounts received are recorded as deferred revenue, which we recognize as revenue upon satisfaction of performance obligations. We have identified two typical performance obligations under the terms of our research service contracts: (1) the delivery of our MRD data or Adaptive Immunosequencing for customer-provided samples; and (2) related data analysis. We recognize revenue for both identified performance obligations as sample results are delivered to the customer. In periods where our sample estimates are reduced or a customer project is cancelled and, in either case, we have remaining related deferred revenue, we recognize revenue using a cumulative catch-up approach based on the proportion of samples delivered to date relative to the total samples expected to be delivered.

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

For our target discovery agreement, we received an initial upfront payment and rights to additional consideration upon the delivery of completed disease-specific TCRs pursuant to a research plan. We identified two distinct performance obligations: (1) to provide Adaptive Immunosequencing services for customer-provided specimens; and (2) the delivery of the disease-specific TCRs with the associated license rights, which took place during the three months ended September 30, 2026. The consideration allocated to each of the respective performance obligations is recognized as Immune Medicine service and licensing revenue upon the delivery of the respective datasets. If the customer elects to further develop therapeutics, we may be eligible to receive additional development, commercial and sales milestone payments that could total up to $877.5 million. All such development, commercial and sales‑based milestone payments are fully constrained until the underlying triggering events occur. The customer is solely responsible for any subsequent development costs following the conclusion of the research plan.

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

The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
MRD revenue
Service revenue	$72,565	$50,288	$196,826	$133,947
Regulatory milestone revenue	—	6,500	9,000	16,500
Total MRD revenue	72,565	56,788	205,826	150,447
Immune Medicine revenue
Service and licensing revenue	11,337	3,443	20,503	13,566
Collaboration revenue(1)	—	33,742	—	41,282
Total Immune Medicine revenue	11,337	37,185	20,503	54,848
Total revenue	$83,902	$93,973	$226,329	$205,295

(1) On August 13, 2025, the Genentech Agreement was terminated, with termination effective February 9, 2026.

During the three months ended September 30, 2026 and 2025, we recognized $3.2 million and $2.9 million, respectively, in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and cancelled customer contracts.

During the nine months ended September 30, 2026 and 2025, we recognized $8.9 million and $7.3 million, respectively, in MRD service revenue related to Medicare reimbursements resulting from our determination that the likelihood of additional testing for specific patients was remote and canceled customer contracts.

As of September 30, 2026, we could receive up to an additional $386.0 million in milestone payments in future periods if certain regulatory approvals are obtained by our customers’ therapeutics in connection with MRD data generated from our MRD product.

4. Deferred Revenue

We expect our current deferred revenue to be recognized as revenue within 12 months. We expect the majority of our non-current deferred revenue to be recognized as revenue over a period of approximately two years from September 30, 2026. This period of time represents an estimate of the ongoing sample testing for our customers' therapeutic development efforts.

Changes in deferred revenue during the nine months ended September 30, 2026 were as follows (in thousands):

Deferred revenue balance at December 31, 2025	$46,200
Additions to deferred revenue during the period	79,143
Revenue recognized during the period	(64,940)
Deferred revenue balance at September 30, 2026	$60,403

During the nine months ended September 30, 2026, $25.4 million was recognized as revenue that was included in the deferred revenue balance at December 31, 2025.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value Measurements

The following tables set forth the fair values of financial assets as of September 30, 2026 and December 31, 2025 that were measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$28,232	$—	$—	$28,232
Commercial paper	—	31,318	—	31,318
U.S. government treasury and agency securities	—	250,046	—	250,046
Corporate bonds	—	49,201	—	49,201
Total financial assets	$28,232	$330,565	$—	$358,797

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets
Money market funds	$28,489	$—	$—	$28,489
Commercial paper	—	9,932	—	9,932
U.S. government treasury and agency securities	—	125,605	—	125,605
Corporate bonds	—	34,182	—	34,182
Total financial assets	$28,489	$169,719	$—	$198,208

Level 1 securities include highly liquid money market funds, for which we measure the fair value based on quoted prices in active markets for identical assets or liabilities. Level 2 securities consist of United States (“U.S.”) government treasury and agency securities, corporate bonds and commercial paper, and are valued based on recent trades of securities in inactive markets or on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Of the September 30, 2026 Level 2 commercial paper balance, $6.0 million is recorded as cash and cash equivalents on our unaudited condensed consolidated balance sheet.

Refer to Note 8, Convertible Senior Notes and Capped Call Transactions for information regarding the fair value of our convertible senior notes.

6. Investments

Available-for-sale investments consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Short-term marketable securities
Commercial paper	$25,365	$—	$(46)	$25,319
U.S. government treasury securities	174,982	—	(358)	174,624
Corporate bonds	23,460	—	(64)	23,396
Total short-term marketable securities	$223,807	$—	$(468)	$223,339
Long-term marketable securities
U.S. government treasury and agency securities	$75,985	$—	$(563)	$75,422
Corporate bonds	26,059	—	(254)	25,805
Total long-term marketable securities	$102,044	$—	$(817)	$101,227

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

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our marketable securities. Accrued interest receivable of $2.6 million and $1.5 million is presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheet as of September 30, 2026 and on the condensed consolidated balance sheet as of December 31, 2025, respectively.

The following table presents the gross unrealized holding losses and fair values for investments in an unrealized loss position, and the length of time individual securities have been in a continuous loss position, as of September 30, 2026 (in thousands):

	Less Than 12 Months		12 Months Or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$22,072	$(46)	$—	$—
U.S. government treasury and agency securities	242,046	(921)	—	—
Corporate bonds	49,201	(318)	—	—
Total available-for-sale securities	$313,319	$(1,285)	$—	$—

We periodically review our available-for-sale securities to assess for credit impairment. Some of the factors considered in assessing impairment include the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, an industry or geographic area, changes to security ratings or sector credit ratings and other relevant market data.

As of September 30, 2026, we did not intend, nor were we more likely than not to be required, to sell our available-for-sale investments before the recovery of their amortized cost basis, which may be maturity. Based on our assessment, we concluded all impairment as of September 30, 2026 to be due to factors other than credit loss, such as changes in interest rates. A credit allowance was not recognized and the impairment of our available-for-sale securities was recorded in other comprehensive loss.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

7. Leases

We have operating lease agreements for laboratory, office and warehouse facilities in Seattle, Washington, South San Francisco, California and Bothell, Washington. As of September 30, 2026, we were not party to any finance leases.

The following table reconciles our undiscounted operating lease cash flows to our operating lease liabilities, less current portion balance on the unaudited condensed consolidated balance sheet as of September 30, 2026 (in thousands):

2026 (excluding the nine months ended September 30, 2026)	$3,034
2027	12,462
2028	12,818
2029	12,860
2030	12,988
Thereafter	31,344
Total undiscounted lease payments	85,506
Less: Imputed interest	(11,914)
Total operating lease liabilities	73,592
Less: Current portion	(9,137)
Operating lease liabilities, less current portion	$64,455

During the nine months ended September 30, 2026 and 2025, cash paid for amounts included in the measurement of lease liabilities was $9.3 million and $10.7 million, respectively.

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

During the three and nine months ended September 30, 2026, the conditions allowing the noteholders to convert were not met. We recognize the Notes, at par, net of unamortized issuance costs, as a long-term liability under the convertible senior notes, net line item on the unaudited condensed consolidated balance sheets. Issuance costs are being amortized over the term of the Notes using the effective interest method, recognized as interest expense on the unaudited condensed consolidated statements of operations. We recognized $0.5 million in interest expense related to the Notes during the three and nine months ended September 30, 2026.

The net carrying amounts of the liability components of the Notes were as follows as of September 30, 2026 (in thousands):

Principal	$345,000
Unamortized issuance costs	(9,621)
Convertible senior notes, net	$335,379

As of September 30, 2026, the total estimated fair value of the Notes was $484.6 million. The fair value was estimated based on quoted trading prices on the last day of trading for the period (Level 2).

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

The Capped Call Transactions are separate transactions entered into by us with the Option Counterparties, are not part of the

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

terms of the Notes and will not change the noteholders’ rights. Noteholders will not have any rights with respect to the Capped Call Transactions. All of the capped calls were outstanding as of September 30, 2026.

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

On June 22, 2026, we used $156.9 million of proceeds from the Notes offering to repurchase all Revenue Interests outstanding and satisfied all obligations under the Purchase Agreement, effectively terminating the Purchase Agreement. In connection with the termination and in accordance with Accounting Standards Codification Topic 470, Debt, we recorded a loss on debt extinguishment of $23.7 million in the loss on revenue interest liability extinguishment line item of the condensed consolidated statements of operations for the nine months ended September 30, 2026.

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

The following table sets forth the revenue interest liability, net activity during the nine months ended September 30, 2026 (in thousands):

Revenue interest liability, net at December 31, 2025	$131,208
Interest expense	5,540
Revenue interest paid	(12,373)
Repurchase of Revenue Interests	(148,108)
Loss on revenue interest liability extinguishment	23,733
Revenue interest liability, net at September 30, 2026	$—

There was no revenue interest payable as of September 30, 2026. Revenue interest payable of $3.6 million was included within the accounts payable balance on the condensed consolidated balance sheet as of December 31, 2025.

10. Commitments and Contingencies

Legal Proceedings

We are subject to claims and assessments from time to time in the ordinary course of business. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We were not party to any material legal proceedings as of September 30, 2026.

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

Our 2019 Equity Incentive Plan (the “2019 Plan”) provides for annual increases in the number of shares that may be issued under the 2019 Plan on each January 1 by a number of shares equal to the lesser of (a) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by our board of directors.

Furthermore, our Employee Stock Purchase Plan (the “ESPP”) provides for annual increases in the number of shares available for issuance under our ESPP on each January 1 by a number of shares equal to the smallest of (a) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by our board of directors.

Effective January 1, 2026, our 2019 Plan reserve increased by 7,688,970 shares. Our board of directors determined not to increase the ESPP reserve in 2026.

In June 2026, we purchased 1,451,800 shares of our common stock at a price of $17.22 per share in privately negotiated transactions.

As of September 30, 2026, we had reserved shares of common stock for the following:

Shares issuable upon the exercise of outstanding stock options granted	6,088,318
Shares issuable upon the vesting of outstanding restricted stock units granted and the maximum outstanding performance-based and market-based restricted stock units granted eligible to be earned	13,308,189
Shares available for future grant under the 2019 Equity Incentive Plan	17,367,030
Shares available for future grant under the Employee Stock Purchase Plan	5,686,170
Maximum shares issuable upon the conversion of senior notes due in 2031	20,034,840
Total shares of common stock reserved for future issuance	62,484,547

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

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

2019 Equity Incentive Plan

The 2019 Plan became effective immediately prior to the closing of our initial public offering in July 2019. The 2019 Plan provides for the issuance of awards in the form of stock options and other share-based awards for employees, directors and consultants. Under the 2019 Plan, the stock option exercise price per share shall not be less than the fair market value of a share of stock on the effective date of grant, as defined by the 2019 Plan, unless explicitly qualified under the provisions of Section 409A or Section 424(a) of the Internal Revenue Code of 1986. Additionally, unless otherwise specified, stock options granted under this plan expire no later than ten years from the grant date and vesting is established at the time of grant. Except for certain awards granted to non-employee directors, stock options and restricted stock units granted under the 2019 Plan generally vest over a four-year period, subject to continuous service through each applicable vesting date. As of September 30, 2026, we had 35,802,073 shares of common stock authorized for issuance under the 2019 Plan.

Changes in shares available for grant during the nine months ended September 30, 2026 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2025	11,542,119
2019 Equity Incentive Plan reserve increase effective January 1, 2026	7,688,970
Stock options and restricted stock units granted and the maximum performance-based and market-based restricted stock units granted eligible to be earned	(3,309,846)
Stock options, restricted stock units and performance-based restricted stock units forfeited or expired	1,445,787
Shares available for grant at September 30, 2026	17,367,030

Stock Options

Stock option activity under the 2009 Plan and 2019 Plan during the nine months ended September 30, 2026 was as follows:

	Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2025	10,044,260	$16.22
Stock options forfeited	(1,109)	12.76
Stock options expired	(131,061)	34.50
Stock options exercised	(3,823,772)	8.44
Stock options outstanding at September 30, 2026	6,088,318	$20.71	$71,238
Stock options vested and exercisable at September 30, 2026	5,331,819	$22.70	$54,452

The weighted-average remaining contractual life for stock options outstanding as of September 30, 2026 was 4.7 years. The weighted-average remaining contractual life for stock options vested and exercisable as of September 30, 2026 was 4.3 years.

Restricted Stock Units

Restricted stock unit activity under the 2019 Plan during the nine months ended September 30, 2026 was as follows:

	Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested restricted stock units outstanding at December 31, 2025	11,245,666	$7.26
Restricted stock units granted	2,102,342	16.49
Restricted stock units forfeited	(1,188,641)	8.47
Restricted stock units vested	(3,997,122)	7.73
Nonvested restricted stock units outstanding at September 30, 2026	8,162,245	$9.24

Performance-Based Restricted Stock Units

One of our executive officers was granted an award of 124,976 shares of performance-based restricted stock units in 2025 (which had a grant date fair value of $7.28 per share), which was subsequently forfeited during the nine months ended September 30, 2026, given the related financial metric was not achieved.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

Separately, during the nine months ended September 30, 2026, our executive officers were granted awards of performance-based restricted stock units. The total number of shares of common stock that may be earned under the respective awards range from zero shares to 603,746 shares and are calculated based on an MRD revenue compound annual growth rate metric, as measured over a three-year performance period. Except as expressly provided in the terms of each award’s agreement, vesting is subject to the respective grantee’s continuous service through the end of the three-year performance period.

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

Market-based restricted stock unit activity under the 2019 Plan during the nine months ended September 30, 2026 was as follows:

	Maximum Market-Based Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value per Share
Nonvested maximum market-based restricted stock units outstanding at December 31, 2025	5,356,880	$11.07
Maximum market-based restricted stock units granted	603,758	27.15
Market-based restricted stock units vested	(1,418,440)	13.82
Nonvested maximum market-based restricted stock units outstanding at September 30, 2026	4,542,198	$12.35

Grant Date Fair Value of Restricted Stock Units, Performance-Based Restricted Stock Units and Market-Based Restricted Stock Units Granted

The grant date fair value of restricted stock units granted is based on the closing price of our common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market. The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2026 and 2025 was $16.49 and $8.18, respectively.

The weighted-average grant date fair value per share of the performance-based restricted stock units granted during the nine months ended September 30, 2026 and 2025 was $16.44 and $7.28, respectively, and was based on the closing price of our common stock on the date of grant, as reported on The Nasdaq Global Select Market. Expense is recognized ratably over the requisite service period, at the estimated attainment level, only if achievement of the performance attainment level is deemed probable. Previously recognized compensation cost will be reversed to the extent a prior attainment level is no longer deemed probable or is deemed not met. Probability of achievement is assessed periodically. If a grantee ceases to provide continued service through the applicable vesting date for reasons other than those expressly provided in the terms of the respective award, compensation cost recognized for unvested shares will be reversed in the period in which service ceased.

The weighted-average grant date fair value per share of the market-based restricted stock units granted during the nine months ended September 30, 2026 and 2025 was $27.15 and $13.50, respectively, and was determined using a Monte Carlo valuation model, which uses assumptions such as volatility, risk-free interest rate and dividend estimated for the respective performance periods. Aggregate share-based compensation expense is calculated based on the target payout level of shares granted and is recognized on a straight-line basis over the respective grants' performance periods, which are also the requisite service periods. Attainment of each grant's respective market condition and the number of shares earned and vested does not impact the related share-based compensation expense recognized. Share-based compensation expense is reversed only if the respective grantee does not provide continuous service through the respective performance period for reasons other than those expressly provided in the terms of the respective award.

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

The compensation cost related to stock options, restricted stock units, performance-based restricted stock units and market-based restricted stock units for the three and nine months ended September 30, 2026 and 2025, respectively, are included on the unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$714	$904	$2,184	$2,793
Research and development	2,415	4,323	8,694	12,657
Sales and marketing	3,021	3,407	9,577	10,059
General and administrative	4,236	4,623	12,978	13,254
Total share-based compensation expense	$10,386	$13,257	$33,433	$38,763

As of September 30, 2026, unrecognized share-based compensation expense and the remaining weighted-average recognition period were as follows:

	Unrecognized Share-Based Compensation Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Nonvested stock options	$3,282	1.95
Nonvested restricted stock units	58,081	2.68
Nonvested performance-based restricted stock units	4,012	2.43
Nonvested market-based restricted stock units	13,988	1.84

13. Net Income (Loss) Per Share Attributable to Adaptive Biotechnologies Corporation Common Shareholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to our common shareholders for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerators
Basic: Net income (loss) attributable to Adaptive Biotechnologies Corporation	$2,876	$9,546	$(56,945)	$(45,920)
Interest on convertible senior notes due 2031	503	—	—	—
Diluted: Net income (loss) attributable to Adaptive Biotechnologies Corporation	$3,379	$9,546	$(56,945)	$(45,920)
Denominators
Basic: Weighted-average shares outstanding	160,400,525	152,432,307	158,610,150	151,248,398
Incremental shares attributable to share-based compensation plans	12,168,531	10,729,800	—	—
Incremental shares attributable to convertible senior notes due 2031	14,310,600	—	—	—
Diluted: Weighted-average shares outstanding	186,879,656	163,162,107	158,610,150	151,248,398

Net income (loss) per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$0.02	$0.06	$(0.36)	$(0.30)

The number of weighted-average common stock equivalents excluded from the calculation of diluted net income (loss) per share attributable to our common shareholders because of their anti-dilutive effect was 2.6 million and 5.9 million for the three months ended September 30, 2026 and 2025, respectively, and 28.4 million and 28.0 million for the nine months ended September 30, 2026 and 2025, respectively. Common stock equivalents are comprised of shares that may be issued under our stock option, restricted stock, performance-based restricted stock and market-based restricted stock programs, as well as under the Notes using the if-converted

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

method. The shares issuable in connection with a make-whole fundamental change were not considered common stock equivalents in these calculations.

14. Segment Information

There are no inter-segment revenues. See Note 3, Revenue for more information about each segment’s revenue. Our chief operating decision maker (“CODM”) is not regularly provided and does not review assets to assess each segment’s performance, make strategic decisions or allocate resources. As such, assets for reportable segments are not disclosed.

The following tables set forth our segment information, including significant segment expenses that are (or are easily computable from) information regularly provided to our CODM, for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	MRD	Immune Medicine	Total	MRD	Immune Medicine(1)	Total
Revenue	$72,565	$11,337	$83,902	$56,788	$37,185	$93,973
Less:
Cost of revenue	19,026	*	19,026	17,303	*	17,303
Research and development	9,384	8,435	17,819	8,956	14,083	23,039
Sales and marketing	25,760	*	25,760	21,832	*	21,832
General and administrative	11,912	*	11,912	10,739	*	10,739
Other segment items(2)	—	3,336	3,336	—	4,920	4,920
Add back segment non-cash and restructuring items:
Depreciation and amortization expense	2,475	665	3,140	2,470	1,470	3,940
Restructuring expense(3)	—	712	712	—	—	—
Share-based compensation expense(4)	6,161	2,295	8,456	6,537	4,459	10,996
Adjusted EBITDA(5)	15,119	3,238	18,357	6,965	24,111	31,076
Items to reconcile to consolidated net income:
Segment non-cash and restructuring items			(12,308)			(14,936)
Other unallocated items(1)			(3,243)			(6,595)
Net income			$2,806			$9,545

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	MRD	Immune Medicine	Total	MRD	Immune Medicine(1)	Total
Revenue	$205,826	$20,503	$226,329	$150,447	$54,848	$205,295
Less:
Cost of revenue	55,161	*	55,161	49,723	*	49,723
Research and development	27,220	32,416	59,636	26,613	43,624	70,237
Sales and marketing	75,298	*	75,298	65,199	*	65,199
General and administrative	37,920	*	37,920	30,372	*	30,372
Other segment items(2)	—	14,505	14,505	—	15,731	15,731
Add back segment non-cash and restructuring items:
Depreciation and amortization expense	7,265	2,496	9,761	7,588	4,678	12,266
Impairment of long-lived assets(6)	—	347	347	—	—	—
Restructuring expense(3)	325	1,107	1,432	—	—	—
Share-based compensation expense(4)	18,556	9,077	27,633	18,638	13,113	31,751
Adjusted EBITDA(5)	36,373	(13,391)	22,982	4,766	13,284	18,050
Items to reconcile to consolidated net loss:
Segment non-cash and restructuring items			(39,173)			(44,017)
Other unallocated items(1)			(40,959)			(19,911)
Net loss			$(57,150)			$(45,878)

Adaptive Biotechnologies Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(unaudited)

* Non-significant segment expenses for Immune Medicine.

(1) Costs related to Digital Biotechnologies, Inc. are no longer included as Immune Medicine costs and have been reclassified to the “other unallocated items” total.

(2) For the Immune Medicine segment, includes all Immune Medicine operating expenses, other than research and development expenses.

(3) Represents restructuring expenses related to one-time termination benefits and ongoing benefit arrangements.

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

(6) Represents expenses recognized in conjunction with a restructuring that primarily impacted research and development activities.

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

Our current product and service offerings in MRD related to the MRD market are our clonoSEQ clinical diagnostic test, offered to clinicians, and our clonoSEQ or MRD assay, offered to biopharmaceutical partners to advance drug development efforts. Our first clinical diagnostic product, clonoSEQ, is the first test authorized by the Food and Drug Administration for the detection and monitoring of MRD in patients with multiple myeloma (“MM”), B cell acute lymphoblastic leukemia and chronic lymphocytic leukemia, and is also available as a CLIA-validated laboratory developed test for patients with other lymphoid cancers, including diffuse large B cell lymphoma and mantle cell lymphoma (“MCL”). In the fourth quarter of 2024, we obtained Medicare coverage for MCL and initiated promotional efforts in MCL. We also obtained a new Medicare Clinical Laboratory Fee Schedule rate of $2,007 per test for clonoSEQ and MolDX separately updated the clonoSEQ episode pricing to $8,029 for all covered indications. This represented a 17% increase from the previous episode price. In April 2025, Palmetto GBA expanded coverage of clonoSEQ to include single time point testing to monitor for recurrence in patients with a history of MCL. This expanded coverage is in addition to the existing Medicare episode payment structure for clonoSEQ. During the third quarter of 2026, the National Comprehensive Cancer Network® Guidelines for MM were updated, strengthening MRD testing recommendations and specifically referencing clonoSEQ. Separately, on behalf of the International Myeloma Society and International Myeloma Working Group, global experts presented a new consensus definition of cure for MM, which includes at least four MRD assessments over a five-year treatment-free period, and requires sustained MRD negativity at 10-6 sensitivity. With the use of clonoSEQ, we are transforming how lymphoid cancers are treated by working with providers, pharmaceutical partners and payors. In an effort to enable easier test ordering, we have integrated our clonoSEQ test into the electronic medical record systems, including Epic Systems Corporation’s Aura and Flatiron Health, Inc.’s OncoEMR®, of numerous accounts.

Immune Medicine leverages our proprietary ability to sequence, map, pair and characterize T cell receptors (“TCRs”) and B cell receptors at scale to drive opportunities in cancer and autoimmune disorders. In June 2026, we announced plans to pursue a separation of our MRD and Immune Medicine businesses, which remains ongoing. Following any such separation, Harlan Robins, our co-founder, former Chief Scientific Officer and brother of Chief Executive Officer Chad Robins, may hold a meaningful role in the Immune Medicine business. In July 2026, we decided to wind down our research-use-only pharma services offering for TCR sequencing, or Adaptive Immunosequencing. This change enables the Immune Medicine business to focus on our proprietary TCR-antigen dataset, our artificial intelligence and machine learning digital models and our target discovery platform for autoimmune disease.

Adaptive Biotechnologies Corporation

We recognized revenue of $83.9 million and $94.0 million for the three months ended September 30, 2026 and 2025, respectively, and $226.3 million and $205.3 million for the nine months ended September 30, 2026 and 2025, respectively. Net income attributable to Adaptive Biotechnologies Corporation was $2.9 million and $9.5 million for the three months ended September 30, 2026 and 2025, respectively. Net loss attributable to Adaptive Biotechnologies Corporation was $56.9 million and $45.9 million for the nine months ended September 30, 2026 and 2025, respectively. We have funded our operations to date principally from the sale of convertible preferred stock and common stock, including the sale of common stock in our initial public offering and follow-on offering, revenue, proceeds received from the revenue interest purchase agreement entered into in September 2022 (the “Purchase Agreement”) and proceeds received from the June 2026 issuance of 0% convertible senior notes due 2031 (the “Notes”). As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $400.2 million and $240.2 million, respectively. These balances include $13.8 million and $13.1 million of cash and cash equivalents held by Digital Biotechnologies, Inc., respectively.

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

Adaptive Biotechnologies Corporation

For our target discovery agreement, we received an initial upfront payment and rights to additional consideration upon the delivery of completed disease-specific TCRs pursuant to a research plan. We identified two distinct performance obligations: (1) to provide Adaptive Immunosequencing services for customer-provided specimens; and (2) the delivery of the disease-specific TCRs with the associated license rights, which took place during the three months ended September 30, 2026. The consideration allocated to each of the respective performance obligations is recognized as Immune Medicine service and licensing revenue upon the delivery of the respective datasets. If the customer elects to further develop therapeutics, we may be eligible to receive additional development, commercial and sales milestone payments that could total up to $877.5 million. All such development, commercial and sales‑based milestone payments are fully constrained until the underlying triggering events occur. The customer is solely responsible for any subsequent development costs following the conclusion of the research plan.

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

We expect our Immune Medicine revenue to decrease in the short term as we continue to wind down Adaptive Immunosequencing services and focus on target discovery business development efforts. Our Immune Medicine revenue may also fluctuate from period to period due to the potential recognition of milestones under our target discovery agreement and any future licensing agreements.

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

We expect research and development expenses to be relatively stable in the short term and to decrease as a percentage of revenue in the long term, although the percentage may fluctuate from period to period due to the timing and extent of our development and commercialization efforts.

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

Interest Expense

Interest expense includes the amortization of deferred costs related to issuance of the Notes, and, for periods prior to the third quarter of 2026, costs associated with our now settled revenue interest liability and the noncash interest costs associated with the amortization of deferred issuance costs related to the Purchase Agreement. We impute interest expense using the effective interest method.

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

Adaptive Biotechnologies Corporation

Statements of Operations Data and Other Financial and Operating Data

The following table sets forth our statements of operations data and other financial and operating data for the periods presented (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statements of Operations Data:
Revenue	$83,902	$93,973	$226,329	$205,295
Operating expenses
Cost of revenue	19,933	18,157	58,806	53,135
Research and development	18,638	23,669	61,414	72,006
Sales and marketing	26,896	23,470	79,656	70,090
General and administrative	18,464	17,959	60,616	53,144
Amortization of intangible assets	428	428	1,270	1,270
Total operating expenses	84,359	83,683	261,762	249,645
(Loss) income from operations	(457)	10,290	(35,433)	(44,350)
Interest and other income, net	3,766	2,226	8,102	7,296
Interest expense	(503)	(2,971)	(6,086)	(8,824)
Loss on revenue interest liability extinguishment	—	—	(23,733)	—
Net income (loss)	2,806	9,545	(57,150)	(45,878)
Add: Net loss (income) attributable to noncontrolling interests	70	1	205	(42)
Net income (loss) attributable to Adaptive Biotechnologies Corporation	$2,876	$9,546	$(56,945)	$(45,920)
Net income (loss) per share attributable to Adaptive Biotechnologies Corporation common shareholders, basic and diluted	$0.02	$0.06	$(0.36)	$(0.30)
Weighted-average shares used in computing net income (loss) per share attributable to Adaptive Biotechnologies Corporation common shareholders
Basic	160,400,525	152,432,307	158,610,150	151,248,398
Diluted	186,879,656	163,162,107	158,610,150	151,248,398
Other Financial and Operating Data:
Adjusted EBITDA(1)	$14,348	$27,953	$11,153	$8,009

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

Adaptive Biotechnologies Corporation

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
MRD revenue
Service revenue	$72,565	$50,288	$22,277	44%
Regulatory milestone revenue	—	6,500	(6,500)	(100)
Total MRD revenue	72,565	56,788	15,777	28	86%	60%
Immune Medicine revenue
Service and licensing revenue	11,337	3,443	7,894	229
Collaboration revenue	—	33,742	(33,742)	(100)
Total Immune Medicine revenue	11,337	37,185	(25,848)	(70)	14%	40%
Total revenue	$83,902	$93,973	$(10,071)	(11)	100%	100%

The $15.8 million increase in MRD revenue was primarily due to a $17.8 million increase in revenue generated from providing clonoSEQ to clinical customers and a $6.5 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. These increases were partially offset by a $6.5 million decrease in revenue recognized upon the achievement of regulatory milestones by our biopharmaceutical customers and a $2.2 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 46% to 39,587 tests delivered in the three months ended September 30, 2026 from 27,111 tests delivered in the three months ended September 30, 2025.

The $25.8 million decrease in Immune Medicine revenue was primarily due to a $33.7 million decrease in revenue generated from the Genentech Agreement, resulting from the termination of the Genentech Agreement in August 2025, and a $1.1 million decrease in revenue generated from our immunosequencing services. These decreases were partially offset by a $9.0 million increase in revenue generated from our target discovery agreement.

Cost of Revenue

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Cost of revenue	$19,933	$18,157	$1,776	10%	24%	19%

The $1.8 million increase in cost of revenue was primarily attributable to a $0.7 million increase in labor and overhead costs, a $0.7 million increase in cost of materials and a $0.6 million increase in shipping and handling expenses.

Research and Development

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Research and development	$18,638	$23,669	$(5,031)	(21)%	22%	25%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
Research and development materials and allocated production laboratory expenses	$2,308	$2,729	$(421)
Personnel expenses	11,526	14,084	(2,558)
Allocable facilities and information technology expenses	1,407	1,802	(395)
Software and cloud services expenses	1,942	2,310	(368)
Depreciation and other expenses	1,455	2,744	(1,289)
Total	$18,638	$23,669	$(5,031)

Adaptive Biotechnologies Corporation

The $5.0 million decrease in research and development expenses was primarily attributable to a $2.6 million decrease in personnel costs, a $1.3 million decrease in depreciation and other expenses, a $0.4 million decrease in laboratory materials and allocated production laboratory expenses, which was driven primarily by decreased investments in our broad platform, a $0.4 million decrease in allocable facility expenses and a $0.4 million decrease in software and cloud services expenses.

Sales and Marketing

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Sales and marketing	$26,896	$23,470	$3,426	15%	32%	25%

The $3.4 million increase in sales and marketing expenses was primarily attributable to a $1.7 million increase in personnel costs, a $1.0 million increase in computer and software expenses, a $0.5 million increase in consulting costs and a $0.4 million increase in travel and customer event related expenses.

General and Administrative

	Three Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
General and administrative	$18,464	$17,959	$505	3%	22%	19%

The $0.5 million increase in general and administrative expenses was primarily attributable to a $0.6 million increase in personnel costs and a $0.4 million increase in accounting and legal expenses. These increases were partially offset by a $0.5 million decrease in third-party billing service fees.

Interest and Other Income, Net

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Interest and other income, net	$3,766	$2,226	$1,540	69%

The $1.5 million increase in interest and other income, net was primarily attributable to an increase in net interest income and investment amortization driven by increased holdings of and interest rates pertaining to our cash, cash equivalents and marketable securities.

Interest Expense

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Interest expense	$(503)	$(2,971)	$2,468	(83)%

The $2.5 million decrease in interest expense was primarily attributable to the early settlement of our revenue interest liability under the Purchase Agreement, partially offset by amortization of deferred costs related to issuance of the Notes.

Adaptive Biotechnologies Corporation

Segment Adjusted EBITDA

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025(1)	$	%
MRD Adjusted EBITDA(2)	$15,119	$6,965	$8,154	117%
Immune Medicine Adjusted EBITDA(2)	3,238	24,111	(20,873)	(87)

(1) Costs related to Digital Biotechnologies, Inc. are no longer included as Immune Medicine costs and have been reclassified to our unallocated corporate category.

(2) Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation of how it is calculated and used by management. Adjusted EBITDA related to our unallocated corporate category is included in the calculation of consolidated Adjusted EBITDA but not shown above in the breakout of segment Adjusted EBITDA.

The $8.2 million improvement in MRD Adjusted EBITDA was primarily attributable to a $15.8 million increase in MRD revenue, partially offset by a $7.6 million increase in operating expenses, excluding segment non-cash expenses. The increase in these operating expenses was primarily due to a $3.9 million increase in sales and marketing expenses primarily driven by increased personnel costs and electronic medical record software expenses, a $1.9 million increase in cost of revenue expenses driven largely by increased testing volumes and related shipping expenses and a $1.0 million increase in general and administrative expenses driven largely by increased personnel costs.

The $20.9 million decrease in Immune Medicine Adjusted EBITDA was primarily attributable to a $25.8 million decrease in Immune Medicine revenue, resulting largely from the termination of the Genentech Agreement in August 2025, partially offset by a $5.0 million decrease in operating expenses, excluding segment non-cash and restructuring expenses. The decrease in these operating expenses was primarily due to a decrease in research and development expenses driven largely by reduced personnel expenses, facility-related expenses and laboratory, material and depreciation costs.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
MRD revenue
Service revenue	$196,826	$133,947	$62,879	47%
Regulatory milestone revenue	9,000	16,500	(7,500)	(45)
Total MRD revenue	205,826	150,447	55,379	37	91%	73%
Immune Medicine revenue
Service and licensing revenue	20,503	13,566	6,937	51
Collaboration revenue	—	41,282	(41,282)	(100)
Total Immune Medicine revenue	20,503	54,848	(34,345)	(63)	9%	27%
Total revenue	$226,329	$205,295	$21,034	10	100%	100%

The $55.4 million increase in MRD revenue was primarily due to a $50.7 million increase in revenue generated from providing clonoSEQ to clinical customers and a $14.6 million increase in revenue generated from providing MRD sample testing services to biopharmaceutical customers. These increases were partially offset by a $7.5 million decrease in revenue recognized upon the achievement of regulatory milestones by our biopharmaceutical customers and a $2.8 million decrease in revenue generated from providing MRD sample testing services to investigator-led clinical trials. Our clonoSEQ test volume increased by 43% to 108,293 tests delivered in the nine months ended September 30, 2026 from 75,549 tests delivered in the nine months ended September 30, 2025.

The $34.3 million decrease in Immune Medicine revenue was primarily due to a $41.3 million decrease in revenue generated from the Genentech Agreement, resulting from the termination of the Genentech Agreement in August 2025, and a $2.1 million decrease in revenue generated from our immunosequencing services. These decreases were partially offset by a $9.0 million increase in revenue generated from our target discovery agreement.

Adaptive Biotechnologies Corporation

Cost of Revenue

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Cost of revenue	$58,806	$53,135	$5,671	11%	26%	26%

The $5.7 million increase in cost of revenue was primarily attributable to a $2.5 million increase in labor and overhead costs, a $2.2 million increase in shipping and handling expenses and a $0.9 million increase in cost of materials.

Research and Development

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Research and development	$61,414	$72,006	$(10,592)	(15)%	27%	35%

The following table presents disaggregated research and development expenses by cost classification for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Research and development materials and allocated production laboratory expenses	$8,136	$10,431	$(2,295)
Personnel expenses	38,661	42,949	(4,288)
Allocable facilities and information technology expenses	4,612	5,546	(934)
Software and cloud services expenses	6,038	4,997	1,041
Depreciation and other expenses	3,967	8,083	(4,116)
Total	$61,414	$72,006	$(10,592)

The $10.6 million decrease in research and development expenses was primarily attributable to a $4.3 million decrease in personnel costs (inclusive of a $1.1 million increase resulting from personnel-related restructuring costs), a $4.1 million decrease in depreciation and other expenses, a $2.3 million decrease in laboratory materials and allocated production laboratory expenses, which was driven primarily by decreased investments in our broad platform, clonoSEQ and drug discovery efforts, and a $0.9 million decrease in allocable facility expenses. These decreases were partially offset by a $1.0 million increase in software and cloud services expenses. A $2.6 million decrease in depreciation expense, $0.8 million decrease in expenses related to clinical study and validation activities and $0.7 million decrease in asset disposal costs were the primary drivers of the change in depreciation and other expenses.

Sales and Marketing

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
Sales and marketing	$79,656	$70,090	$9,566	14%	35%	34%

The $9.6 million increase in sales and marketing expenses was primarily attributable to a $4.8 million increase in personnel costs, a $2.1 million increase in computer and software expenses, a $1.5 million increase in travel and customer event related expenses and a $1.0 million increase in consulting costs.

General and Administrative

	Nine Months Ended September 30,		Change		Percent of Revenue
(in thousands, except percentages)	2026	2025	$	%	2026	2025
General and administrative	$60,616	$53,144	$7,472	14%	27%	26%

The $7.5 million increase in general and administrative expenses was primarily attributable to a $2.7 million increase in personnel costs, a $2.1 million increase in legal and accounting expenses, a $1.7 million increase in computer and software expenses and a $1.1 million increase in third-party billing service fees.

Adaptive Biotechnologies Corporation

Interest and Other Income, Net

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Interest and other income, net	$8,102	$7,296	$806	11%

The $0.8 million increase in interest and other income, net was primarily attributable to an increase in net interest income and investment amortization driven by increased holdings of and interest rates pertaining to our cash, cash equivalents and marketable securities.

Interest Expense

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Interest expense	$(6,086)	$(8,824)	$2,738	(31)%

The $2.7 million decrease in interest expense was primarily attributable to the early settlement of our revenue interest liability under the Purchase Agreement, partially offset by amortization of deferred costs related to issuance of the Notes.

Loss on Revenue Interest Liability Extinguishment

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%
Loss on revenue interest liability extinguishment	$(23,733)	$—	$(23,733)	*
* Not applicable

The $23.7 million increase in loss on revenue interest liability extinguishment represents the loss incurred in June 2026 in connection with our early settlement of the revenue interest liability under the Purchase Agreement.

Segment Adjusted EBITDA

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025(1)	$	%
MRD Adjusted EBITDA(2)	$36,373	$4,766	$31,607	663%
Immune Medicine Adjusted EBITDA(2)	(13,391)	13,284	(26,675)	*
* Not meaningful, as the comparison reflects a change from positive Adjusted EBITDA to negative Adjusted EBITDA.

(1) Costs related to Digital Biotechnologies, Inc. are no longer included as Immune Medicine costs and have been reclassified to our unallocated corporate category.

(2) Adjusted EBITDA is a non-GAAP financial measure. See “Adjusted EBITDA” below for an explanation of how it is calculated and used by management. Adjusted EBITDA related to our unallocated corporate category is included in the calculation of consolidated Adjusted EBITDA but not shown above in the breakout of segment Adjusted EBITDA.

The $31.6 million improvement in MRD Adjusted EBITDA was primarily attributable to a $55.4 million increase in MRD revenue, partially offset by a $23.8 million increase in operating expenses, excluding segment non-cash and restructuring expenses. The increase in these operating expenses was primarily due to a $9.9 million increase in sales and marketing expenses driven primarily by increased personnel costs and electronic medical record software expenses, a $6.8 million increase in general and administrative expenses driven largely by increased personnel costs and third-party billing service fees, a $5.8 million increase in cost of revenue expenses driven largely by increased testing volumes and related shipping expenses and a $1.3 million increase in research and development expenses driven largely by increased personnel costs and cloud services expenses.

The $26.7 million increase in Immune Medicine Adjusted EBITDA deficit was primarily attributable to a $34.3 million decrease in Immune Medicine revenue, resulting largely from the termination of the Genentech Agreement in August 2025, partially offset by a $7.7 million decrease in operating expenses, excluding segment non-cash and restructuring expenses. The decrease in these operating expenses was primarily due to a decrease in research and development expenses driven largely by reduced personnel expenses, facility-related expenses and laboratory, material and depreciation costs.

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

The following is a reconciliation of net income (loss) attributable to Adaptive Biotechnologies Corporation, the most directly comparable GAAP financial measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Adaptive Biotechnologies Corporation	$2,876	$9,546	$(56,945)	$(45,920)
Interest and other income, net	(3,766)	(2,226)	(8,102)	(7,296)
Interest expense(1)	503	2,971	6,086	8,824
Depreciation and amortization expense	3,606	4,405	11,138	13,638
Impairment of long-lived assets(2)	—	—	347	—
Restructuring expense(3)	743	—	1,463	—
Share-based compensation expense(4)	10,386	13,257	33,433	38,763
Loss on revenue interest liability extinguishment(5)	—	—	23,733	—
Adjusted EBITDA	$14,348	$27,953	$11,153	$8,009

(1) Represents the amortization of deferred costs related to issuance of the Notes, and, for periods prior to the third quarter of 2026, costs associated with our now settled revenue interest liability and the noncash interest costs associated with the amortization of deferred issuance costs related to the Purchase Agreement. See Note 8, Convertible Senior Notes and Capped Call Transactions and Note 9, Revenue Interest Purchase Agreement of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on interest expense.

(2) Represents expenses recognized in conjunction with a restructuring that primarily impacted research and development activities.

(3) Represents restructuring expenses related to one-time termination benefits and ongoing benefit arrangements.

Adaptive Biotechnologies Corporation

(4) Represents share-based compensation expense related to various awards. See Note 12, Equity Incentive Plans of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for details on our share-based compensation expense.

(5) Represents the loss recognized in connection with our early settlement of the Purchase Agreement.

Liquidity and Capital Resources

We have incurred losses since inception, apart from the three month periods ended September 30, 2026 and 2025, and have incurred negative cash flows from operations since inception through September 30, 2026, with the exception of certain 2019 periods for which we had positive cash flows from operations. As of September 30, 2026, we had an accumulated deficit of $1.4 billion.

We have funded our operations to date principally from the sale of convertible preferred stock and common stock, revenue, proceeds received from the Purchase Agreement and proceeds received from the Notes offering. Pursuant to the Purchase Agreement entered into in September 2022, we received net cash proceeds of $124.4 million, after deducting issuance costs. In June 2026, we issued the Notes, whereby we received net cash proceeds of $127.3 million, after deducting issuance costs paid, costs to extinguish our revenue interest liability under the Purchase Agreement, fees paid for the capped call transactions and costs to repurchase 1,451,800 shares of our common stock. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $386.4 million, excluding $13.8 million of cash and cash equivalents held by Digital Biotechnologies, Inc.

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

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our commercial and assay development initiatives associated with clonoSEQ. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity. Currently, our funds are held in money market funds and marketable securities consisting of U.S. government treasury and agency securities, corporate bonds and commercial paper.

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

Adaptive Biotechnologies Corporation

Cash Flows

The following table summarizes our uses and sources of cash for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(6,332)	$(48,041)
Net cash (used in) provided by investing activities	(159,394)	46,202
Net cash provided by financing activities	170,862	8,745

Operating Activities

Net cash used in operating activities was primarily comprised of changes in operating assets and liabilities and net loss, as adjusted for noncash items. Noncash adjustments consisted primarily of share-based compensation and the loss recognized upon our early settlement of the Purchase Agreement.

Net cash used in operating activities was $6.3 million as compared to $48.0 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in net cash used in operating activities was primarily driven by an increase in customer collections, partially offset by an increase in interest payments.

Investing Activities

Net cash used in investing activities was $159.4 million as compared to $46.2 million net cash provided by investing activities for the nine months ended September 30, 2026 and 2025, respectively. The increase in net cash used in investing activities was primarily due to an increase in purchases of marketable securities and a decrease in proceeds from maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $170.9 million as compared to $8.7 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in net cash provided by financing activities was primarily due to proceeds received from the Notes, an increase in proceeds from the exercise of stock options and proceeds received from Digital Biotechnologies, Inc.’s Series A Preferred Stock financing, partially offset by the revenue interest liability extinguishment, the purchase of capped calls and the repurchase of our common stock.

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

Critical Accounting Policies and Estimates

We have prepared the unaudited condensed consolidated financial statements in accordance with GAAP. Our preparation of these unaudited condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses recorded during the periods presented. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. Estimates are used in several areas, including, but not limited to, estimates of progress to date for certain performance obligations and the transaction price for certain contracts with customers, imputing interest for the Purchase Agreement (prior to settlement), the provision for income taxes, including related reserves, the analysis of goodwill impairment and the recoverability and impairment of long-lived assets, among others. These estimates generally involve complex issues and require judgments, involve the analysis of historical results and prediction of future trends, can require extended periods of time to resolve and are subject to change from period to period. Actual results may differ materially from management’s estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and marketable securities. As of September 30, 2026, there have been no material changes to our market risks as previously disclosed in our Annual Report filed with the SEC on February 26, 2026. We do not enter into investments for trading purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026. There was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report filed with the SEC on February 26, 2026 and in Part II, Item 1A under the caption “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Second Quarterly Report”) filed with the SEC on August 4, 2026. The risk factors may be important to understanding other statements in this report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in this report. The occurrence of any single risk or any combination of risks could materially and adversely affect our business, operations, product pipeline, operating results, financial condition or liquidity, and consequently, the value of our securities. Further, additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects. There have been no material changes to the risk factors described in our Annual Report filed with the SEC on February 26, 2026 and our Second Quarterly Report filed with the SEC on August 4, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 21, 2026, Chad Robins, Chief Executive Officer and Chairman of our Board of Directors, adopted a Rule 10b5-1 trading plan. Mr. Robins’ plan provides for the sale of up to 1,410,000 shares of our common stock. The plan's expiration date is June 11, 2027. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On September 9, 2026, Sharon Benzeno, Chief Commercial Officer, Immune Medicine, adopted a Rule 10b5-1 trading plan. Dr. Benzeno’s plan provides for the sale of up to 128,560 shares of our common stock and 100% of the net vested shares of our common stock received in connection with the vesting of certain restricted stock units. The plan's expiration date is June 30, 2027. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On September 9, 2026, Katey Owen, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Owen’s plan provides for the sale of 30% of the net vested shares of our common stock received in connection with the vesting of certain restricted stock units. The plan's expiration date is March 31, 2027. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On September 11, 2026, Francis Lo, Chief People Officer, adopted a Rule 10b5-1 trading plan. The plan provides for the sale of up to 93,587 shares of our common stock, certain additional shares remaining unsold under specified sale instructions in Mr. Lo’s pre-existing Rule 10b5-1 trading plan as of the new plan’s selling start date, and 30% of the net vested shares of our common stock received in connection with the vesting of certain restricted stock units. The plan’s expiration date is December 17, 2027. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

Adaptive Biotechnologies Corporation

On September 16, 2026, Susan Bobulsky, Chief Commercial Officer, MRD, adopted a Rule 10b5-1 trading plan. Ms. Bobulsky’s plan provides for the sale of up to 96,916 shares of our common stock, up to an additional 2,944 shares remaining unsold under specified sale instructions in Ms. Bobulsky’s pre-existing Rule 10b5-1 trading plan as of the new plan’s selling start date, and 100% of the net vested shares of our common stock received in connection with the vesting of certain restricted stock units. The plan's expiration date is June 30, 2027. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

On September 16, 2026, Kyle Piskel, Chief Financial Officer, adopted a Rule 10b5-1 trading plan. Mr. Piskel’s plan provides for the sale of up to 57,901 shares of our common stock and 100% of the net vested shares of our common stock received in connection with the vesting of certain restricted stock units. The plan's expiration date is May 31, 2027. This plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our policies regarding transactions in our securities.

Adaptive Biotechnologies Corporation

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report
3.1	Amended and Restated Articles of Incorporation	8-K	001-38957	3.1	7/1/2019
3.2	Amended and Restated Bylaws	8-K	001-38957	3.2	7/1/2019
4.1	Seventh Amended and Restated Investors' Rights Agreement among the Registrant and certain of its shareholders, dated May 30, 2019	S-1	333-231838	4.1	5/30/2019
4.2	Indenture, dated as of June 22, 2026, between Adaptive Biotechnologies Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-38957	4.1	6/22/2026
4.3	Form of 0% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.2)	8-K	001-38957	4.2	6/22/2026
10.1	Form of Consulting Agreement					X
10.2†

Amended and Restated Data and Model Partnership and Platform Hosting Trial and Agreement, made and entered into as of October 13, 2026, by and between Adaptive Biotechnologies Corporation and Harrell Data Corp.

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

† Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K promulgated under the Securities Act of 1933, as amended, because the registrant customarily and actually treats that information as private or confidential and such information is not material.

Adaptive Biotechnologies Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adaptive Biotechnologies Corporation

Date: November 4, 2026	By:	/s/ Chad Robins
Chad Robins
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Kyle Piskel
Kyle Piskel
Chief Financial Officer (Principal Financial Officer)